Form 10-Q
period 2017-06-30
Tocagen Inc
filed 2017-08-09
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒      Yes     ☐      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒      Yes     ☐      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

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

As of August 4, 2017, the registrant had 19,809,449 shares of common stock, par value $0.001 per share, outstanding.

TOCAGEN INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TOCAGEN INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,106	$5,510
Marketable securities	32,536	25,735
Prepaid expenses and other current assets	953	1,216
Total current assets	109,595	32,461
Property and equipment, net	883	743
Other assets	292	2,147
Total assets	$110,770	$35,351
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,265	$1,666
Accrued liabilities	6,693	5,437
Notes payable, current portion	7,200	7,200
Deferred license revenue	41	45
Deferred grant funding	25	34
Total current liabilities	15,224	14,382
Notes payable, net of current portion	6,928	10,241
Convertible promissory notes payable (due to related parties of $0 and $1,025 at June 30, 2017 and December 31, 2016, respectively)	—	3,398
Convertible promissory notes subscription liability	—	140
Long-term portion of deferred license revenue	51	68
Preferred stock warrant liabilities	—	126
Total liabilities	22,203	28,355
Commitments and contingencies
Convertible preferred stock, $0.001 par value; 51,000,000 shares authorized at December 31, 2016; 46,163,605 shares issued and outstanding at December 31, 2016; aggregate liquidation preferences of $131,720 at December 31, 2016	—	131,413
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2017; no shares issued or outstanding at June 30, 2017	—	—
Common stock, $0.001 par value; 200,000,000 and 77,800,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 19,809,449 and 2,202,517 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	20	2
Additional paid-in capital	234,693	3,581
Accumulated deficit	(146,139)	(128,000)
Accumulated other comprehensive loss	(7)	—
Total stockholders’ equity (deficit)	88,567	(124,417)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$110,770	$35,351

See accompanying notes.

TOCAGEN INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
License revenue	$10	$13	$21	$27
Operating expenses:
Research and development	6,632	6,530	13,256	12,999
General and administrative	2,030	1,103	3,970	2,214
Total operating expenses	8,662	7,633	17,226	15,213
Loss from operations	(8,652)	(7,620)	(17,205)	(15,186)
Other income (expense), net:
Interest income	103	56	140	117
Interest expense	(495)	(505)	(1,111)	(1,008)
Change in fair value of preferred stock warrants	(22)	27	37	29
Total other income (expense), net	(414)	(422)	(934)	(862)
Net loss	(9,066)	(8,042)	(18,139)	(16,048)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	(6)	13	(7)	67
Comprehensive loss	$(9,072)	$(8,029)	$(18,146)	$(15,981)
Net loss per common share, basic and diluted	$(0.56)	$(3.66)	$(1.95)	$(7.30)
Weighted-average number of common shares outstanding, basic and diluted	16,330,996	2,198,739	9,308,386	2,198,409

See accompanying notes.

TOCAGEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2017	2016
	(unaudited)
OPERATING ACTIVITIES
Net loss	$(18,139)	$(16,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,585	604
Depreciation	127	122
Noncash interest expense	293	280
Change in fair value of preferred stock warrants	(37)	(29)
Amortization of premium (discount) on investments, net	(13)	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	207	77
Accounts payable	(534)	562
Accrued liabilities	1,621	636
Deferred license revenue	(21)	(27)
Deferred grant funding	(9)	(34)
Net cash used in operating activities	(14,920)	(13,852)
INVESTING ACTIVITIES
Proceeds from the sale/maturity of marketable securities	23,049	24,597
Purchases of marketable securities	(29,844)	(13,138)
Purchases of property and equipment	(109)	(164)
Proceeds from sale of property and equipment	20	—
Net cash (used in) provided by investing activities	(6,884)	11,295
FINANCING ACTIVITIES
Proceeds from offering of common stock, net of issuance costs	88,615	—
Proceeds from issuance of convertible promissory notes, net of issuance costs	7,338	—
Principal payments on notes payable	(3,600)	—
Proceeds from issuance of common stock	47	9
Cash paid for deferred debt and equity issuance costs	—	(325)
Net cash provided by (used in) financing activities	92,400	(316)
Net increase (decrease) in cash and cash equivalents	70,596	(2,873)
Cash and cash equivalents, beginning of period	5,510	8,150
Cash and cash equivalents, end of period	$76,106	$5,277
NONCASH ACTIVITIES
Convertible preferred stock converted into shares of common stock	$131,410	$—
Convertible promissory notes principal and accrued interest converted into shares of common stock	$11,092	$—
Preferred stock warrant liabilities converted into warrants to purchase shares of common stock	$89	$—
Deferred equity issuance costs paid in previous periods reclassified to equity on effective date of initial public offering	$1,574	$—
Deferred debt and equity issuance costs in accounts payable and accrued liabilities	$99	$14
Property and equipment purchases included in accounts payable and accrued liabilities	$158	$355

See accompanying notes.

TOCAGEN INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

From inception through June 30, 2017, the Company has devoted substantially all of its efforts to developing its gene therapy platform and its lead product candidate, Toca 511 & Toca FC, as well as raising capital and building its infrastructure. The Company has not generated revenues from its principal operations.

Initial Public Offering

On April 19, 2017, the Company completed its initial public offering (IPO), whereby the Company sold an aggregate of 9,775,000 shares of its common stock, at $10.00 per share, resulting in estimated net proceeds of $86.9 million after underwriting discounts, commissions and offering costs of $10.8 million, of which $9.1 million of the costs were paid during the six months ended June 30, 2017.

In addition, in connection with the IPO, all of the Company’s outstanding shares of convertible preferred stock were converted into an aggregate of 6,690,066 shares of the Company’s common stock, warrants to purchase up to 68,572 shares of the Company’s Series H convertible preferred stock were converted into warrants to purchase up to 9,936 shares of the Company’s common stock, each at an exercise price of $36.23 per share, and $11.1 million of aggregate principal and accrued interest underlying convertible promissory notes were automatically converted into an aggregate of 1,109,176 shares of the Company’s common stock at the IPO price of $10.00 per share.

Liquidity

The Company has a limited operating history and the sales and income potential of the Company’s business and patient markets are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. As of June 30, 2017, the Company had an accumulated deficit of $146.1 million and working capital of $94.4 million available to fund future operations. As the Company continues to incur net losses, its transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital.

In performing the first step of the assessment under Accounting Standards Codification Topic 205-40, Presentation of Financial Statements - Going Concern, the Company concluded that, based on its cash resources available as of June 30, 2017, which include the $86.9 million in estimated net proceeds obtained from its IPO, it will have sufficient resources to fund its business for at least the next 12 months from the date of this filing.

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

Interim Financial Reporting

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been omitted. The accompanying unaudited condensed financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may materially differ from these estimates. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, which are included in the Company’s Registration Statement on Form S-1, as amended, originally filed with the SEC on March 9, 2017.

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

Research and Development Costs

Research and development expenses consist primarily of salaries and related expenses for personnel including stock-based compensation costs, preclinical costs, clinical trial costs, costs related to acquiring and manufacturing clinical trial materials, contract services, facilities costs, overhead costs, and depreciation. All research and development costs are expensed as incurred.

Debt Issuance Costs

Debt issuance costs incurred to obtain debt financing are deferred and are amortized over the term of the debt using the effective interest method. The costs are recorded as a reduction to the carrying value of the debt and the amortization expense is included in interest expense in the statement of operations.

Warrants for Shares of Preferred Stock

The Company accounts for warrants for shares of preferred stock with conversion features as liabilities in the accompanying balance sheets at their fair value on the date of issuance. The warrant liabilities are revalued at each balance sheet date until such instruments are exercised or expire, with changes in the fair value between reporting periods recorded as other income or expense in the statement of operations.  All preferred stock warrant liabilities were reclassified to equity in connection with the IPO.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of stock awards, including stock options, and stock purchase rights granted to employees. For awards with time-based vesting provisions, the Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model and recognizes the expense over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis. For awards with performance-based vesting provisions, the Company estimates the fair value of stock option grants on the date of grant, or the date when all of the terms of the grant have been agreed to, if later, and recognizes the expense based on the probability of the occurrence of the individual milestones at each reporting period. The expense is recognized over the implicit service period that commences once management believes the performance criteria are probable of being met.  For purchase rights, the Company estimates the fair value of the purchase as of the plan enrollment date and recognizes expense on a straight-line basis over the applicable offering period.  The Company accounts for forfeitures when they occur, and reverses any compensation cost previously recognized for awards for which the requisite service has not been completed, in the period that the award is forfeited.

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

Common stock equivalents from potentially dilutive securities, excluding shares issuable upon the conversion of all outstanding principal and accrued interest related to convertible promissory notes, that are not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Common stock options	2,540,896	913,283	2,540,896	913,283
Common stock warrants	10,660	724	10,660	724
Convertible preferred stock (as-converted)	—	6,690,066	—	6,690,066
Convertible preferred stock warrants (as-converted)	—	9,936	—	9,936
Total	2,551,556	7,614,009	2,551,556	7,614,009

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective on January 1, 2018 and earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance allows for either a full retrospective adoption, in which the standard is applied to all of the periods presented, or a modified retrospective adoption, in which the standard is applied to the most current period presented in the financial statements. As of June 30, 2017, revenue has been generated exclusively from the Company’s license and collaboration arrangement with Siemens. The Company is currently evaluating the potential impact that this guidance may have on its financial position and results of operations as it relates to this single arrangement, and expects to elect the modified retrospective adoption method.

In January 2016, the FASB issued new guidance that amends certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The amendments include the elimination of the available-for-sale classification of equity investments and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income (loss). The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is not permitted. The Company’s marketable securities are currently accounted for as available-for-sale financial instruments with changes in fair value recognized in other comprehensive income (loss). At the time of adoption, any amounts in accumulated other comprehensive income (loss) related to such financial instruments would be reclassified to non-operating income (expense) in the statement of operations. As of June 30, 2017, a net unrealized loss of $7,000 related to these investments was recorded in accumulated other comprehensive loss in the accompanying balance sheet.

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

Fair Values of Assets and Liabilities Measured on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Cash equivalents:
Cerftificates of deposit	$4,080	$—	$4,080	$—
U.S. Treasury securities	47,270	47,270	—	—
	$51,350	$47,270	$4,080	$—
Marketable securities:
Certificates of deposit	$22,774	$—	$22,774	$—
U.S. Treasury securities	9,762	9,762	—	—
	$32,536	$9,762	$22,774	$—

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Cash equivalents:
Certificates of deposit	$240	$—	$240	$—
Marketable securities:
Certificates of deposit	$22,777	$—	$22,777	$—
U.S. Treasury securities	2,958	2,958	—	—
	$25,735	$2,958	$22,777	$—
Preferred stock warrant liabilities	$126	$—	$—	$126

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

There were no transfers in or out of Level 1 or Level 2 investments during the six months ended June 30, 2017 or 2016.

At June 30, 2017 and December 31, 2016, the Company had investments in money market funds of $22.4 million and $2.2 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

Warrant Liabilities. The Company’s preferred stock warrants were accounted for as liabilities and measured at fair value on a recurring basis as they were convertible into preferred stock, contingently redeemable under conditions that are not in the control of the Company. The Company estimated fair values of these warrant liabilities utilizing the Black-Scholes option pricing model, which requires Level 3 inputs.

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

The following table summarizes the activity in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

Preferred Stock Warrant Liabilities
Balance at December 31, 2016	$126
Gain on warrant valuation included in other income (expense), net	(37)
Conversion of preferred stock warrants to warrants to purchase shares of common stock	(89)
Balance at June 30, 2017	$—

Fair Values of Other Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable, approximate their respective fair values due to their short-term nature. The carrying amount of the Company’s notes payable of $14.1 million at June 30, 2017 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles of one of the lenders as of those dates (Level 3 inputs).

4.	Certain Financial Statement Caption Information

Marketable Securities

The following is a summary of the Company’s marketable securities (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2017:
Certificates of deposit	1 or less	$22,780	$0	$(6)	$22,774
U.S. Treasury securities	1 or less	9,765	6	(9)	9,762
		$32,545	$6	$(15)	$32,536
December 31, 2016:
Certificates of deposit	1 or less	$19,299	$1	$(2)	$19,298
Certificates of deposit	>1 and <5	3,478	1	—	3,479
U.S. Treasury securities	1 or less	1,678	—	—	1,678
U.S. Treasury securities	>1 and <5	1,280	4	(4)	1,280
		$25,735	$6	$(6)	$25,735

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

Accrued Liabilities

Accrued liabilities are comprised of (in thousands):

	June 30, 2017	December 31, 2016
Clinical trial expenses	$2,420	$2,196
Contract manufacturing services	1,630	1,508
Payroll and other employee-related expenses	1,443	728
Professional fees	420	459
Contract research services	63	114
Interest payable	98	120
Other	619	312
Total accrued liabilities	$6,693	$5,437

5.	Notes Payable

Loan Agreement

On October 30, 2015, the Company entered into a Loan and Security Agreement (the Loan Agreement) with two lenders whereby it borrowed $18.0 million (the Loans) on October 30, 2015. Balances under the Loan Agreement bear a floating rate of interest equal to the greater of 7.75% or the monthly prime rate plus 4.50% (8.50% and 8.00% at June 30, 2017 and December 31, 2016, respectively), and are due in monthly principal and interest payments, with final maturity of the Loans in May 2019. Each Loan bears a final payment fee of 7.95% of the original principal amount due upon maturity.

The costs incurred to issue the Loans of $0.6 million were deferred and are included in the discount to the carrying value of the Loans in the accompanying balance sheets. The Loans also include a final payment fee of $1.4 million due at the earlier of prepayment or the maturity date of the Loans. The deferred costs and the final payment fee are amortized to interest expense over the expected term of the Loans using the effective interest method. The effective interest rates on the Loans at June 30, 2017 and December 31, 2016 are 11.69% and 11.19%, respectively.

The aggregate carrying amounts of the Loans are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Principal	$13,800	$17,400
Add: accreted liability for final payment fee	662	462
Less: unamortized discount	(334)	(421)
	$14,128	$17,441

The Loans are secured by substantially all of the Company’s assets other than its intellectual property, except rights to payment from the sale, licensing or disposition of such intellectual property. The Company is also required to maintain its primary operating accounts at all times with one of the lenders. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of its capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. The Company does not believe it is likely that a material adverse change will occur. At June 30, 2017, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Loans, including the final payment fee, as of June 30, 2017 are as follows (in thousands):

June 30, 2017
Remainder of 2017	$3,600
Year ending December 31, 2018	7,200
Year ending December 31, 2019	4,431
15,231
Unaccreted balance for final payment fee on Loans	(769)
Unamortized discounts	(334)
14,128
Less current portion	(7,200)
Noncurrent portion	$6,928

Convertible Promissory Notes Payable and Subscription Liability

During the three months ended March 31, 2017 and December 31, 2016, the Company issued convertible promissory notes to investors in aggregate principal amount of $7.5 million and $3.4 million, respectively, for a total aggregate principal amount of $10.9 million (the Convertible Notes). Of the Convertible Notes issued during the three months ended March 31, 2017, $140,000 was subscribed for at December 31, 2016, $250,000 was issued to a member of the Company’s board of directors and $10,000 was issued to the Company’s chief executive officer. The Convertible Notes, which bore interest at 7% per annum, were unsecured and were subordinated to the Loans.

At December 31, 2016, the aggregate carrying amount of the Convertible Notes was $3.4 million, which is net of an unamortized discount of $34,000. At December 31, 2016, the Convertible Notes included $1.0 million issued to members of the Company’s board of directors, and $25,000 issued to the Company’s chief executive officer. The effective interest rate on the Convertible Notes at December 31, 2016 was 7.54%.

Upon completion of the Company’s IPO, $11.1 million of aggregate principal and accrued interest underlying the Convertible Notes were automatically converted into an aggregate of 1,109,176 shares of the Company’s common stock at the IPO price of $10.00 per share.

6.	Stockholders’ Equity (Deficit)

In March 2017, the Company’s board of directors and stockholders approved a 1-for-6.9 reverse stock split of the Company’s outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

Upon completion of the Company’s IPO, all of the Company’s outstanding shares of convertible preferred stock were converted into an aggregate of 6,690,066 shares of the Company’s common stock.  The Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

The Company had 19,809,449 and 2,202,517 shares of common stock outstanding as of June 30, 2017 and December 31, 2016, respectively.

Changes in the number of shares of the Company’s convertible preferred and common stock outstanding and total stockholders’ equity (deficit) during the six months ended June 30, 2017 were as follows (in thousands, except share amounts):

	Shares of Convertible Preferred Stock	Shares of Common Stock	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2016	46,163,605	2,202,517	$(124,417)
Stock-based compensation	—	—	1,585
Exercise of stock options	—	32,688	47
Fractional shares adjustment upon reverse stock split	—	2	—
Preferred stock converted into shares of common stock	(46,163,605)	6,690,066	131,410
Initial public offering of common shares, net of estimated issuance costs	—	9,775,000	86,942
Convertible promissory notes converted into shares of common stock, net of costs to issue	—	1,109,176	11,057
Preferred stock warrants converted into common stock warrants	—	—	89
Other comprehensive loss	—	—	(7)
Net loss	—	—	(18,139)
Balance, June 30, 2017	—	19,809,449	$88,567

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at June 30, 2017 is as follows:

Issued and Outstanding:
Stock options	2,540,896
Warrants for common stock	10,660
Shares reserved for issuance under the ESPP	250,000
Shares reserved for future award grants	584,766
Total	3,386,322

7.	Equity Incentive Plans and Stock-Based Compensation

2017 Equity Incentive Plan

In March 2017, the Company’s board of directors and stockholders approved and adopted the Company’s 2017 Equity Incentive Plan (the 2017 Plan), which became effective on April 12, 2017. The 2017 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates.

Initially, 1,600,000 new shares of common stock were approved for issuance under the 2017 Plan and, on April 12, 2017, 75,517 shares of common stock reserved for issuance under the Company’s 2009 Equity Incentive Plan, as amended (the 2009 Plan), were added to the shares initially reserved under the 2017 Plan. No further grants will be made under the 2009 Plan and any shares subject to outstanding stock options under the 2009 Plan that would otherwise be returned to the 2009 Plan will instead be added to the shares reserved under the 2017 Plan.

As of June 30, 2017, awards for up to 3,125,662 shares of common stock are reserved under the 2017 Plan, of which 2,540,896 shares are reserved for issuance upon exercise of granted and outstanding stock options and 584,766 shares are available for future grants.

All grants of common stock options under the 2017 Plan expire in 10 years. Grants with time-based vesting provisions are subject to a four-year vesting schedule with 25% vesting after the first year, and the balance vesting monthly over the remaining 36 months. Grants with performance-based vesting provisions vest upon the achievement of three separate development and regulatory milestones, with one-third of the options vesting upon the achievement of each milestone.

The following table summarizes stock option activity under the 2009 Plan and the 2017 Plan:

	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,385,855	$11.35
Granted	1,243,245	$15.23
Exercised	(32,688)	$1.44
Forfeitures and cancellations	(55,516)	$14.39
Outstanding at June 30, 2017	2,540,896	$13.31	8.6	$3,965
Time-based options at June 30, 2017:
Outstanding	2,352,245	$13.07	8.5	$3,965
Vested and expected to vest	2,352,245	$13.07	8.5	$3,965
Exercisable	626,057	$6.92	5.5	$3,565
Performance-based options at June 30, 2017:
Outstanding	188,651	$16.30	9.4	$—
Vested and expected to vest	—	$—	—	$—
Exercisable	—	$—	—	$—

The total fair value of options vested during the six months ended June 30, 2017 and 2016, was $0.9 million and $0.6 million, respectively.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2017 and 2016 was $0.4 million and $21,000, respectively.

2017 Employee Stock Purchase Plan

In March 2017, the Company’s board of directors and stockholders approved and adopted the Company’s 2017 Employee Stock Purchase Plan (ESPP) whereby eligible employees may elect to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase (purchase right). The ESPP became effective on April 12, 2017.  The ESPP authorizes the issuance of 250,000 shares of the Company’s common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of the Company’s designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2018 through January 1, 2027 by the lesser of (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b).

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants and stock purchase rights were as follows:

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Time-Based Vesting Provisions	Performance-Based Vesting Provisions	Purchase Rights	Time-Based Vesting Provisions
Risk-free interest rate	1.93%-2.17%	1.98%-2.17%	1.04%-1.24%	1.31%
Expected volatility	75.9%-84.4%	75.2%-76.3%	65.7%-72.5%	73.3%
Weighted-average volatility	81.6%	75.9%	68.9%	73.3%
Dividend yield	0%	0%	0%	0%
Weighted-average expected term (in years)	6.1	6.3	1.4	6.1
Weighted-average grant date fair value per share	$10.56	$6.73	$4.60	$1.34

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

Expected term. The expected term of employee stock options granted with time-based vesting provisions was calculated using the simplified method which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. The expected term of employee stock options granted with performance-based vesting provisions was calculated using the midpoint between the estimated service period and the contractual term of the option. These methods were utilized due to a lack of historical exercise behavior by the Company's employees. The expected term for stock purchase rights is the term from the date of grant to the date of purchase.

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

The Company has not recognized non-cash stock-based compensation expense for outstanding options to purchase 188,651 shares of common stock with performance-based vesting provisions after its evaluation that the occurrence of the individual milestones is not probable as of June 30, 2017.

Total non-cash stock-based compensation expense for all stock awards and purchase rights, net of forfeitures recognized as they occur, that was recognized in the statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$430	$181	$572	$290
General and administrative	626	158	1,013	314
Total	$1,056	$339	$1,585	$604

Unrecognized compensation expense for stock options at June 30, 2017 was $18.3 million which is expected to be recognized over a weighted-average period of 3.4 years and unrecognized compensation expense for stock purchase rights at June 30, 2017 was $0.8 million which is expected to be recognized over a weighted-average period of 1.2 years.

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

We are developing our lead product candidate, Toca 511 & Toca FC, initially for the treatment of recurrent high grade glioma, or HGG. In November 2015, we initiated the Phase 2 portion of a randomized, controlled Phase 2/3 clinical trial of Toca 511 & Toca FC in patients with recurrent HGG, which is designed to serve as a potential registrational trial. We completed enrollment of the Phase 2 portion with 187 patients in February 2017 and plan to report top line results in the first half of 2018. We also have three ongoing, ascending dose Phase 1 clinical trials in recurrent HGG with varying modes of delivery of the Toca 511 vector and a Phase 1b clinical trial for the intravenous treatment of metastatic colorectal, pancreatic, breast, lung, melanoma, and renal cancers. In addition, based on our findings in preclinical studies and clinical trials to date, we believe Toca 511 & Toca FC is a promising candidate for use in combination with surgery, radiation and chemotherapy and we plan to initiate a clinical trial in the first half of 2018 for newly diagnosed HGG to assess safety in this setting. We are also developing other RRVs to selectively deliver genes to cancer cells against validated immunotherapy targets, such as the checkpoint protein PD-L1.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the private placement of our convertible preferred stock, from which we received net proceeds of $131.4 million through June 30, 2017, and our initial public offering in April 2017, from which we received estimated net proceeds of $86.9 million. We have also received $17.7 million in net proceeds from the issuance of our notes payable, $10.9 million from the issuance of our convertible promissory notes, $1.6 million from private and federal grants, and a $0.5 million up-front payment from our license and collaboration agreement with Siemens Healthcare Diagnostics Inc., or Siemens.

Since our inception in August 2007, we have devoted substantially all of our efforts to developing our gene therapy platform and our lead product candidate, Toca 511 & Toca FC. We have never been profitable and have incurred significant operating losses in each year since our inception. We had an accumulated deficit of $146.1 million as of June 30, 2017. Substantially all of our net losses resulted from costs incurred in connection with our research, preclinical, clinical, product, regulatory and business development activities, as well as raising capital and building our infrastructure.

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

In the future, we may generate revenue from a combination of product sales and royalties in connection with our Siemens agreement and any future marketing and distribution arrangements and other collaborations, strategic alliances and license arrangements, or a combination of these approaches. However, we do not expect to receive additional revenues unless and until we receive regulatory approval for product candidates or potentially enter into collaboration agreements. We do not expect any of our current product candidates to be commercially available in major markets for at least the next several years. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

The following table indicates our research and development expense by project (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Toca 511 & Toca FC	$6,342	$6,448	$12,726	$12,767
Anti-PD-L1 and IDO-1	165	40	361	152
Vector technology and other therapeutic genes	125	42	169	80
Total	$6,632	$6,530	$13,256	$12,999

We expect our research and development expenses to increase for the foreseeable future as we scale up our clinical trial and manufacturing activities and seek regulatory approval of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel, including stock-based compensation costs and travel expenses for our employees in executive, operational, finance and business development functions. Other general and administrative expenses include facility-related costs, consulting fees for human resources and operations, capital raising and information technology, insurance, professional fees for accounting and legal services, expenses associated with obtaining and maintaining patents and costs associated with being a public company.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our expanding research and development and potential commercialization of our product candidates. We also anticipate continued increases in expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company. Additionally, if we believe a regulatory approval of our lead product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to establishing a sales force and other expenses related to the sale and marketing of our product candidates.

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

Change in Fair Value of Preferred Stock Warrants

Warrants for shares of preferred stock with conversion features are accounted for as liabilities in the accompanying balance sheets at their fair value on the date of issuance. The warrant liabilities are revalued at each balance sheet date until such instruments are exercised or expire, with changes in the fair value between reporting periods recorded as change in fair value of preferred stock warrants in the statement of operations.  All preferred stock warrant liabilities were reclassified to equity in connection with the IPO.

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

During the six months ended June 30, 2017, there were no significant changes in our critical accounting policies and estimates.

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

Results of Operations

Comparison of the Second Quarters of 2017 and 2016

The following table summarizes our results of operations for the second quarters of 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
License revenue	$10	$13	$(3)
Research and development expenses	6,632	6,530	102
General and administrative expenses	2,030	1,103	927
Interest income	103	56	47
Interest expense	(495)	(505)	10
Change in fair value of preferred stock warrants	(22)	27	(49)

License revenue.    License revenue was $10,000 for the second quarter of 2017 as compared to $13,000 for the second quarter of 2016, a decrease of $3,000.

Research and development expenses.    Research and development expenses were $6.6 million for the second quarter of 2017, as compared to $6.5 million for the second quarter of 2016. The increase of $0.1 million, or 2%, was primarily due to increased costs to support our ongoing Phase 2/3 clinical trial, partially offset by slightly lower manufacturing costs. We anticipate our research and development expenses will increase in future quarters.

General and administrative expenses.    General and administrative expenses were $2.0 million for the second quarter of 2017, as compared to $1.1 million for the second quarter of 2016. The increase of $0.9 million, or 84%, was primarily due to continued

increases in costs for supporting increased operations activity at the company as we conduct our Phase 2/3 clinical trial and costs associated with being a public company.  Stock-based compensation expense, which represents 50% of the increase, is due primarily to stock options granted to members of our board of directors, our chief executive officer and other employees.

Interest income.    Interest income was $103,000 for the second quarter of 2017, as compared to $56,000 for the second quarter of 2016. The increase of $47,000 was primarily due to our higher average cash balances earning interest at higher rates during 2017 compared to 2016.

Interest expense.    Interest expense was $0.5 million for the second quarter of 2017 and represents $0.3 million in stated interest, $0.2 million in amortization of related debt issuance costs incurred on the outstanding principal amount of our borrowings under our notes payable, and $41,000 in interest on our convertible promissory notes payable.

Interest expense was $0.5 million for the second quarter of 2016 and represents $0.4 million in stated interest and $0.1 million in amortization of related debt issuance costs incurred on the outstanding principal amount of our borrowings under our notes payable.

Upon completion of our initial public offering, all principal and accrued interest underlying our convertible promissory notes were automatically converted into shares of our common stock and no further interest expense on these notes will be incurred after such date.

Comparison of the First Six Months of 2017 and 2016

The following table summarizes our results of operations for the first six months of 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
License revenue	$21	$27	$(6)
Research and development expenses	13,256	12,999	257
General and administrative expenses	3,970	2,214	1,756
Interest income	140	117	23
Interest expense	(1,111)	(1,008)	(103)
Change in fair value of preferred stock warrants	37	29	8

License revenue.    License revenue was $21,000 for the first six months of 2017 as compared to $27,000 for the first six months of 2016, a decrease of $6,000.

Research and development expenses.    Research and development expenses were $13.3 million for the first six months of 2017, as compared to $13.0 million for the first six months of 2016. The increase of $0.3 million, or 2%, was primarily due to continued  increases in costs to support our ongoing Phase 2/3 clinical trial, partially offset by lower manufacturing costs.

General and administrative expenses.    General and administrative expenses were $4.0 million for the first six months of 2017, as compared to $2.2 million for the first six months of 2016. The increase of $1.8 million, or 79%, was primarily due to continued increases in costs for supporting increased operations activity at the company as we conduct our Phase 2/3 clinical trial and costs associated with being a public company. Stock-based compensation expense, which represents 40% of the increase, is due primarily to stock options granted to members of our board of directors, our chief executive officer and other employees.

Interest income.    Interest income was $140,000 for the first six months of 2017, as compared to $117,000 for the first six months of 2016. The increase of $23,000 was primarily due to our higher average cash balances earning interest at higher rates during 2017 compared to 2016.

Interest expense.    Interest expense was $1.1 million for the first six months of 2017 and represents $0.6 million in stated interest, $0.3 million in amortization of related debt issuance costs incurred on the outstanding principal amount of our borrowings under our notes payable, and $0.2 million in interest on our convertible promissory notes payable.

Interest expense was $1.0 million for the first six months of 2016 and represents $0.7 million in stated interest and $0.3 million in amortization of related debt issuance costs incurred on the outstanding principal amount of our borrowings under our notes payable.

Liquidity and Capital Resources

We have incurred significant losses and cumulative negative cash flows from operations since our inception. As of June 30, 2017, we had an accumulated deficit of $146.1 million and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through equity and/or debt financings. We may also consider new collaborations or selectively partnering our technology or programs.

Since inception through June 30, 2017, we have funded our operations primarily through the private placement of our convertible preferred stock from which we received net proceeds of $131.4 million and our initial public offering from which we received estimated net proceeds of $86.9 million. In addition, we have also received $17.7 million in net proceeds from the issuance of our notes payable, $10.9 million from the issuance of our convertible promissory notes payable, $1.6 million from private grant funding and federal grants, and a $0.5 million up-front payment under the Siemens license and collaboration agreement.

The loans under our loan and security agreement, or the Loan Agreement, with two lenders, dated October 30, 2015, are secured by substantially all of our assets other than our intellectual property (except rights to payment from the sale, licensing of disposition of such intellectual property). We borrowed $18.0 million upon execution of the Loan Agreement. Balances under the Loan Agreement accrue interest at the prime rate plus 4.5%, subject to a floor of 7.75%.  The interest rate as of June 30, 2017 was 8.50%. The loans under the Loan Agreement mature in May 2019 and are due in monthly payments of principal and interest. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the Loan Agreement.

As of June 30, 2017, we had $108.6 million in cash, cash equivalents and marketable securities.  Our available cash and marketable securities are invested in accordance with our investment policy, primarily with a view to preserve principal and maintain liquidity. Currently, our funds are held in FDIC insured cash accounts, certificates of deposits, money market funds and treasury securities that are backed by the U.S. government.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(14,920)	$(13,852)
Investing activities	(6,884)	11,295
Financing activities	92,400	(316)
Net increase (decrease) in cash and cash equivalents	$70,596	$(2,873)

Operating Activities.    Net cash used in operating activities was $14.9 million for the first six months of 2017, and consisted primarily of a net loss of $18.1 million adjusted for a net increase in cash from operating assets and liabilities of $1.3 million, noncash stock-based compensation expense of $1.6 million, depreciation expense of $0.1 million and noncash interest expense of $0.3 million. The $1.3 million net increase in cash from operating assets and liabilities is due primarily to an increase in our accounts payable and accrued liabilities resulting mainly from increased accrued payroll and related liabilities and continued increases in clinical costs incurred to support our clinical trials.

Net cash used in operating activities was $13.9 million for the first six months of 2016, and consisted primarily of a net loss of $16.0 million adjusted for a net increase in cash from operating assets and liabilities of $1.2 million, noncash stock-based compensation expense of $0.6 million, depreciation expense of $0.1 million and noncash interest expense of $0.3 million. The $1.2 million net increase in cash from operating assets and liabilities is due primarily to an increase in our accounts payable and accrued liabilities resulting mainly from continued increases in clinical and manufacturing costs incurred to support our clinical trials.

Investing Activities.    Net cash used in investing activities for the first six months of 2017 was $6.9 million and consisted of purchases of marketable securities of $29.8 million and the purchase of property and equipment of $0.1 million, primarily offset by proceeds from the maturity of marketable securities of $23.0 million.

Net cash provided by investing activities for the first six months of 2016 was $11.3 million and consisted of proceeds from the maturity of marketable securities of $24.6 million, primarily offset by purchases of marketable securities of $13.1 million and the purchase of property and equipment of $0.2 million.

Financing activities.    Net cash provided by financing activities for the first six months of 2017 was $92.4 million and consisted primarily of net proceeds from our initial public offering of common stock of $88.6 million and $7.3 million from the issuance of convertible promissory notes payable and convertible promissory note subscriptions which were offset by $3.6 million in principal payments on our notes payable.

Net cash used in financing activities for the first six months of 2016 was $0.3 million and primarily represents cash paid for deferred equity issuance costs.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory expenses, regulatory expenses, marketing, and general and administrative expenses. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2017 will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner that we currently expect. Furthermore, our operating plan may change and we may need additional funds sooner than planned.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in securities of high credit quality. As of June 30, 2017, we had cash, cash equivalents and marketable securities of $108.6 million consisting of certificates of deposit and money market funds in highly rated financial institutions in the United States, and treasury securities. A significant portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our business and industry

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical-stage company with a limited operating history. We are not profitable and have incurred net losses in each year since our inception in 2007, including net losses of $33.5 million for the year ended December 31, 2016 and $18.1 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $146.1 million.

We have devoted substantially all of our financial resources to research and development, including our clinical, preclinical and platform development activities. To date, we have financed our operations primarily through the private placement of our convertible preferred stock, our initial public offering of our common stock, the issuance of our notes payable and the issuance of convertible promissory notes. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenue. We have not completed late-stage clinical trials for any product candidate and it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. Even if we succeed in obtaining regulatory approval and commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2017, our cash, cash equivalents and marketable securities were $108.6 million. We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2017 will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity and/or debt financings. We may also consider new collaborations or selectively partner our technology or programs. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Our clinical trials may fail to demonstrate safety and efficacy and any of our product candidates could be associated with undesirable side effects or other properties, which would prevent or delay regulatory approval and commercialization.*

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Failure can occur at any time during a clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical testing and initial clinical trials. Most product candidates that commence clinical trials are never approved as products.

In addition, from time to time, we may publish interim, “top-line,” initial, or preliminary data from our clinical studies. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Preliminary, initial, or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, initial, and preliminary data should be viewed with caution until the final data are available. Adverse changes between preliminary, initial, “top-line” or interim data and final data could significantly harm our business prospects. In the 126 patients who received Toca 511 in our on-going Phase 1 clinical trials, treatment-related adverse events were reported in 31.8% of patients and these events were predominantly low grade (25.4%). The most common treatment-related adverse events were fatigue (11.9%), headache (5.6%), and convulsion (4.8%). In the 118 patients who received Toca FC in our on-going Phase 1 clinical trials, treatment-related adverse events were reported in 41.5% of patients and these events were predominantly low grade (38.1%). The most common treatment-related adverse events were fatigue (21.2%), diarrhea (14.4%), and nausea (8.5%). Treatment-related serious adverse events were reported in 4.8% of patients treated with Toca 511 and 2.5% of patients treated with Toca FC. In patients that received both Toca 511 and Toca FC, hematologic toxicity was infrequent and also low grade. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical trials. Additionally, our product candidates could potentially cause other adverse events that have not yet been predicted. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. Patients who will be administered Toca 511 & Toca FC in the HGG clinical trials are seriously or terminally ill and some of them may have immune impairment related to their treatment with temozolomide and dexamethasone. It is expected that some of the patients will die or experience major clinical events such as strokes, hydrocephalus, infections and pulmonary emboli either during the course of our clinical trials or after such trials, which has occurred in the past.  In some patients with evidence of drug activity from Toca 511 & Toca FC, new lesions have been observed, some of which continue to grow even with continued Toca FC treatment.

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

In third-party clinical trials involving other viral vectors for gene therapy, some patients experienced serious adverse events, including the development of leukemia due to vector-related insertional oncogenesis and death. If our vectors demonstrate a similar effect, we may be required to halt or delay clinical development of our product candidates.*

Existing data on the safety and efficacy of gene therapy is very limited and sometimes include historically poor clinical efficacy of previous non-replicating gene therapy products. In addition, there have been publicized safety issues associated with previous gene therapy products in third-party clinical trials, including patient deaths. The results of preclinical and clinical trials performed for our product candidates do not definitively predict safety or efficacy in humans. Possible serious side effects of other viral vector-based gene therapy therapies in general include uncontrolled viral infections and the development of cancer, particularly lymphoma or leukemia.

A significant risk in any gene therapy product based on viral vectors that integrate into the host genome at measurable frequencies is that the vector will insert near cancer-causing oncogenes leading to uncontrolled clonal proliferation of mature cancer cells in the patient. For example, in 2003, 20 patients treated for X-linked severe combined immunodeficiency in two gene therapy studies conducted by third parties using a murine gamma-retroviral vector showed correction of the disease, but the studies were terminated after five patients developed leukemia. The cause of these adverse events was believed to be related to insertional oncogenesis, which is the process whereby the corrected gene inserts near a gene that is important in a critical cellular process like growth or division, and this insertion results in the development of a cancer (often leukemia). A potential clinical concern for gene therapy using retroviral vectors has been the possibility of insertional mutagenesis by the vectors, leading to malignant transformation of transduced cells (i.e., cancer). Because our replicating retroviruses produce viral antigens, these foreign proteins could serve as a target for immune activation against virally-infected cells, which is not a feature of non-replicating retroviral vectors. In addition, we have not, and do not plan to, treat patients with severe immunodeficiency with our product candidates. Further, with our lead product candidate, Toca FC kills the virally-infected cells and presents the antigens. We believe that we have not observed oncogenesis in the patients treated in our clinical trials to date for these reasons. Also, our future product candidates are also designed to activate the immune system against virally-infected cells.

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

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of June 30, 2017, we had 61 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management. There are a small number of individuals with experience in gene therapy and clinicians who have successfully developed drugs and the competition for such individuals is high. Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. We currently rely, and for the foreseeable future will continue to rely on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

A Fast Track Designation or Breakthrough Therapy Designation by the FDA or a Priority Medicine or PRIME Designation by the EMA, may not actually lead to a faster development or regulatory review or approval process.

If a product candidate is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track Designation. Similarly, Breakthrough Therapy Designation may be granted by the FDA, or PRIME Designation may be granted by the EMA, to product candidates for serious conditions that have preliminary clinical evidence indicating the product candidate may offer substantial improvement over available therapy. The FDA and EMA have broad discretion whether or not to grant these designations, and even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA or EMA would decide to grant them. We have been granted Fast Track Designation and Breakthrough Therapy Designation for our Toca 511 & Toca FC product candidate for the treatment of recurrent HGG and PRIME designation for Toca 511 in HGG, but this is no assurance we will receive these designations for any future product candidates.  Further, even though we have received these designations for Toca 511 & Toca FC, we may not experience a faster development process, review or approval compared to conventional FDA or EMA procedures. The FDA or EMA may withdraw these designations if it believes that they are no longer supported by data from our clinical development program.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act was enacted in the United States. The Affordable Care Act and its implementing regulations, among other things, subjected biological products to potential competition by lower-cost biosimilars, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our product candidates, under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017.  More recently, the Senate Republicans introduced and then updated a bill to replace the Affordable Care Act known as the Better Care Reconciliation Act of 2017.  The Senate Republicans also introduced legislation to repeal the Affordable Care Act without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017.  Each of these measures was rejected by the full Senate.  Congress will likely consider other legislation to replace elements of the Affordable Care Act.  We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.*

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future, including due to limitations that are currently imposed by our loan and security agreement. Any return to stockholders will therefore be limited to the appreciation of their stock.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. We have 19,809,449 shares of common stock outstanding as of August 4, 2017. Of these shares, only the shares of our common stock sold in our initial public offering (other than those sold in the directed share program) are freely tradable, without restriction, in the public market. Leerink Partners LLC and Evercore Group L.L.C., however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

The lock-up agreements pertaining to our initial public offering will expire on October 9, 2017, 180 days from the date of the underwriting agreement entered into in connection with our initial public offering. After the lock-up agreements expire, up to an additional 10,683,678 shares of common stock will be eligible for sale in the public market, 1,752,566 of which shares are held by directors, executive officers and other affiliates and will be subject to Rule 144 under the Securities Act.

In addition, as of June 30, 2017, 3,136,322 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Pursuant to our 2017 Equity Incentive Plan, or 2017 Plan, our management is authorized to grant stock options to our employees, directors and consultants.  The aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2017 Plan is up to 3,125,662 shares.  Additionally, the number of shares of our common stock reserved for issuance under our 2017 Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors.  Additionally, the number of shares of our common stock reserved for issuance under our 2017 Employee Stock Purchase Plan, or the ESPP, will automatically increase on January 1 of each year, beginning on January 1, 2018 and continuing through and including January 1, 2027, by the lesser of 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, 300,000 shares or a lesser number of shares determined by our board of directors.  Unless our board of directors elects not to increase the number of shares available for future grant each year under the 2017 Plan and the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall.

In addition, as of June 30, 2017, options to purchase 2,540,896 shares of our common stock at a weighted-average exercise price of $13.31 per share were outstanding. The exercise of any of these options would result in additional dilution.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and certain other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. We have completed an initial public offering and multiple rounds of financing since our inception which may have resulted in an ownership change or could result in an ownership change in the future. As of June 30, 2017, we have not completed a Section 382 and 383 analysis regarding any limitations on our NOLs and research and development credit carryforwards and such limitations could be significant. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our ability to use our NOLs and research and development credit carryforwards to offset our U.S. federal taxable income and taxes, as applicable, may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, similar rules may apply and there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On April 12, 2017, our Registration Statement on Form S-1 (file No. 333-216574) was declared effective by the SEC for our initial public offering of common stock. We issued 9,775,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $97.8 million.  After deducting underwriting discounts, commissions and estimated offering costs incurred by us of $10.8 million, the estimated net proceeds from the offering were $86.9 million.  The offering was completed on April 19, 2017. The joint bookrunning managers for the offering were Leerink Partners LLC, Evercore Group L.L.C. and Stifel, Nicolaus & Company, Incorporated. No offering costs were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 13, 2017.  Through the date hereof, we have not used any of the net proceeds from the offering. Pending their use, we plan to invest the net proceeds from this offering in investment grade instruments that are backed by the U.S. government.

Item 6.  Exhibits

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2017	TOCAGEN INC.

	By:	/s/ Martin J. Duvall
Martin J. Duvall
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Foletta
Mark Foletta
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Amended and Restated Bylaws of the Registrant.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Warrant to Purchase Common Stock, dated June 5, 2013, issued to Voices Against Brain Cancer.
4.3(2)	Research and Development Grant Agreement, dated June 5, 2013, by and between the Registrant and Voices Against Brain Cancer.
4.4(2)	Warrant to Purchase Stock, dated October 30, 2015, issued to Oxford Finance LLC.
4.5(2)	Warrant to Purchase Stock, dated October 30, 2015, issued to Silicon Valley Bank.
10.1+	Tocagen Inc. Annual Incentive Plan.
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 19, 2017.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed with the Securities and Exchange Commission on March 9, 2017.