Form 10-Q
period 2017-09-30
Tocagen Inc
filed 2017-11-08
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, the registrant had 19,809,449 shares of common stock, par value $0.001 per share, outstanding.

TOCAGEN INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TOCAGEN INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,842	$5,510
Marketable securities	24,731	25,735
Prepaid expenses and other current assets	1,238	1,216
Total current assets	100,811	32,461
Property and equipment, net	1,045	743
Other assets	314	2,147
Total assets	$102,170	$35,351
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,154	$1,666
Accrued liabilities	8,320	5,437
Notes payable, current portion	7,200	7,200
Deferred license revenue	41	45
Deferred grant funding	23	34
Total current liabilities	16,738	14,382
Notes payable, net of current portion	5,276	10,241
Convertible promissory notes payable (due to related parties of $0 and $1,025 at September 30, 2017 and December 31, 2016, respectively)	—	3,398
Convertible promissory notes subscription liability	—	140
Long-term portion of deferred license revenue	41	68
Preferred stock warrant liabilities	—	126
Total liabilities	22,055	28,355
Commitments and contingencies
Convertible preferred stock, $0.001 par value; 51,000,000 shares authorized at December 31, 2016; 46,163,605 shares issued and outstanding at December 31, 2016; aggregate liquidation preferences of $131,720 at December 31, 2016	—	131,413
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2017; no shares issued or outstanding at September 30, 2017	—	—
Common stock, $0.001 par value; 200,000,000 and 77,800,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 19,809,449 and 2,202,517 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	20	2
Additional paid-in capital	236,190	3,581
Accumulated deficit	(156,092)	(128,000)
Accumulated other comprehensive loss	(3)	—
Total stockholders’ equity (deficit)	80,115	(124,417)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$102,170	$35,351

See accompanying notes.

TOCAGEN INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
License revenue	$10	$11	$31	$38
Operating expenses:
Research and development	7,563	7,586	20,819	20,585
General and administrative	2,184	956	6,154	3,170
Total operating expenses	9,747	8,542	26,973	23,755
Loss from operations	(9,737)	(8,531)	(26,942)	(23,717)
Other income (expense), net:
Interest income	214	53	354	170
Interest expense	(430)	(511)	(1,541)	(1,519)
Change in fair value of preferred stock warrants	—	(11)	37	18
Total other income (expense), net	(216)	(469)	(1,150)	(1,331)
Net loss	(9,953)	(9,000)	(28,092)	(25,048)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	4	—	(3)	67
Comprehensive loss	$(9,949)	$(9,000)	$(28,095)	$(24,981)
Net loss per common share, basic and diluted	$(0.50)	$(4.09)	$(2.19)	$(11.39)
Weighted-average number of common shares outstanding, basic and diluted	19,809,449	2,200,509	12,847,206	2,199,114

See accompanying notes.

TOCAGEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
OPERATING ACTIVITIES
Net loss	$(28,092)	$(25,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,076	920
Depreciation	196	190
Noncash interest expense	441	423
Change in fair value of preferred stock warrants	(37)	(18)
Amortization of premium (discount) on investments, net	(6)	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(100)	(376)
Accounts payable	(500)	864
Accrued liabilities	3,103	1,333
Deferred license revenue	(31)	(38)
Deferred grant funding	(11)	(46)
Net cash used in operating activities	(21,961)	(21,791)
INVESTING ACTIVITIES
Proceeds from the sale/maturity of marketable securities	32,651	36,663
Purchases of marketable securities	(31,644)	(18,419)
Purchases of property and equipment	(337)	(515)
Proceeds from sale of property and equipment	20	—
Net cash provided by investing activities	690	17,729
FINANCING ACTIVITIES
Proceeds from offering of common stock, net of issuance costs	88,618	—
Proceeds from issuance of convertible promissory notes, net of issuance costs	7,338	586
Principal payments on notes payable	(5,400)	—
Proceeds from issuance of common stock	47	10
Cash paid for deferred debt and equity issuance costs	—	(596)
Net cash provided by financing activities	90,603	—
Net increase (decrease) in cash and cash equivalents	69,332	(4,062)
Cash and cash equivalents, beginning of period	5,510	8,150
Cash and cash equivalents, end of period	$74,842	$4,088
NONCASH ACTIVITIES
Convertible preferred stock converted into shares of common stock	$131,410	$—
Convertible promissory notes principal and accrued interest converted into shares of common stock	$11,092	$—
Preferred stock warrant liabilities converted into warrants to purchase shares of common stock	$89	$—
Deferred equity issuance costs paid in previous periods reclassified to equity on effective date of initial public offering	$1,574	$—
Deferred debt and equity issuance costs in accounts payable and accrued liabilities	$96	$247
Property and equipment purchases included in accounts payable and accrued liabilities	$161	$27

See accompanying notes.

TOCAGEN INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

From inception through September 30, 2017, the Company has devoted substantially all of its efforts to developing its gene therapy platform and its lead product candidate, Toca 511 & Toca FC, as well as raising capital and building its infrastructure. The Company has not generated revenues from its principal operations.

Initial Public Offering

On April 19, 2017, the Company completed its initial public offering (IPO), whereby the Company sold an aggregate of 9,775,000 shares of its common stock, at $10.00 per share, resulting in net proceeds of $86.9 million after underwriting discounts, commissions and offering costs of $10.8 million, of which $9.1 million of the costs were paid during the nine months ended September 30, 2017.

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

Liquidity

The Company has a limited operating history and the sales and income potential of the Company’s business and patient markets are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. As of September 30, 2017, the Company had an accumulated deficit of $156.1 million and working capital of $84.1 million available to fund future operations. As the Company continues to incur net losses, its transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital.

In performing the first step of the assessment under Accounting Standards Codification Topic 205-40, Presentation of Financial Statements - Going Concern, the Company concluded that, based on its cash resources available as of September 30, 2017, which include the $86.9 million in net proceeds obtained from its IPO, it will have sufficient resources to fund its business for at least the next 12 months from the date of this filing.

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

Interim Financial Reporting

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been omitted. The accompanying unaudited condensed financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may materially differ from these estimates. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, which are included in the Company’s Registration Statement on Form S-1, as amended, originally filed with the SEC on March 9, 2017.

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

Marketable securities consist of certificates of deposit and U.S. Treasury securities that have original maturities greater than three months at the time of purchase. The Company classifies its investments as available-for-sale and records such assets at fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity (deficit). Realized gains and losses are calculated on the specific identification method and recorded to interest income.

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

Common stock equivalents from potentially dilutive securities, excluding shares issuable upon the conversion of all outstanding principal and accrued interest related to convertible promissory notes, that are not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Common stock options	2,636,060	906,599	2,636,060	906,599
Common stock warrants	10,660	724	10,660	724
Convertible preferred stock (as-converted)	—	6,690,066	—	6,690,066
Convertible preferred stock warrants (as-converted)	—	9,936	—	9,936
Total	2,646,720	7,607,325	2,646,720	7,607,325

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective on January 1, 2018 and earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance allows for either a full retrospective adoption, in which the standard is applied to all of the periods presented, or a modified retrospective adoption, in which the standard is applied to the most current period presented in the financial statements. As of September 30, 2017, revenue has been generated exclusively from the Company’s license and collaboration arrangement with Siemens. The Company is currently evaluating the potential impact that this guidance may have on its financial position and results of operations as it relates to this single arrangement, and expects to elect the modified retrospective adoption method.  No material changes are expected upon adoption.

In January 2016, the FASB issued new guidance that amends certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The amendments include the elimination of the available-for-sale classification of equity investments and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income (loss). The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is not permitted. The Company’s marketable securities are currently accounted for as available-for-sale financial instruments with changes in fair value recognized in other comprehensive income (loss). At the time of adoption, any amounts in accumulated other comprehensive income (loss) related to such financial instruments would be reclassified to non-operating income (expense) in the statement of operations. As of September 30, 2017, a net unrealized loss of $3,000 related to these investments was recorded in accumulated other comprehensive loss in the accompanying balance sheet.

In February 2016, the FASB issued new accounting guidance that amends the existing accounting standards for leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is still in the process of evaluating the effect of adoption on its financial statements and expects to adopt the standard on January 1, 2019. The adoption will lead to an increase in the assets and liabilities recorded on the condensed balance sheets primarily due to the lease agreement attributable to leased lab and office space.

3.	Fair Value of Financial Instruments

Fair Values of Assets and Liabilities Measured on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Cash equivalents:
U.S. Treasury securities	$59,304	$59,304	$—	$—
Marketable securities:
Certificates of deposit	$20,931	$—	$20,931	$—
U.S. Treasury securities	3,800	3,800	—	—
	$24,731	$3,800	$20,931	$—

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Cash equivalents:
Certificates of deposit	$240	$—	$240	$—
Marketable securities:
Certificates of deposit	$22,777	$—	$22,777	$—
U.S. Treasury securities	2,958	2,958	—	—
	$25,735	$2,958	$22,777	$—
Preferred stock warrant liabilities	$126	$—	$—	$126

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

There were no transfers in or out of Level 1 or Level 2 investments during the nine months ended September 30, 2017 or 2016.

At September 30, 2017 and December 31, 2016, the Company had investments in money market funds of $13.2 million and $2.2 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

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

The following table summarizes the activity in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

Preferred Stock Warrant Liabilities
Balance at December 31, 2016	$126
Gain on warrant valuation included in other income (expense), net	(37)
Conversion of preferred stock warrants to warrants to purchase shares of common stock	(89)
Balance at September 30, 2017	$—

Fair Values of Other Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable, approximate their respective fair values due to their short-term nature. The carrying amount of the Company’s notes payable of $12.5 million at September 30, 2017 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles of one of the lenders as of those dates (Level 3 inputs).

4.	Certain Financial Statement Caption Information

Marketable Securities

The following is a summary of the Company’s marketable securities (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2017:
Certificates of deposit	1 or less	$20,934	—	$(3)	$20,931
U.S. Treasury securities	1 or less	3,800	—	—	3,800
		$24,734	$—	$(3)	$24,731
December 31, 2016:
Certificates of deposit	1 or less	$19,299	$1	$(2)	$19,298
Certificates of deposit	>1 and <5	3,478	1	—	3,479
U.S. Treasury securities	1 or less	1,678	—	—	1,678
U.S. Treasury securities	>1 and <5	1,280	4	(4)	1,280
		$25,735	$6	$(6)	$25,735

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

Accrued Liabilities

Accrued liabilities are comprised of (in thousands):

	September 30, 2017	December 31, 2016
Clinical trial expenses	$2,826	$2,196
Contract manufacturing services	1,779	1,508
Payroll and other employee-related expenses	2,340	728
Professional fees	391	459
Contract research services	53	114
Interest payable	87	120
Other	844	312
Total accrued liabilities	$8,320	$5,437

5.	Notes Payable

Loan Agreement

On October 30, 2015, the Company entered into a Loan and Security Agreement (the Loan Agreement) with two lenders whereby it borrowed $18.0 million (the Loans) on October 30, 2015. Balances under the Loan Agreement bear a floating rate of interest equal to the greater of 7.75% or the monthly prime rate plus 4.50% (8.75% and 8.00% at September 30, 2017 and December 31, 2016, respectively), and are due in monthly principal and interest payments, with final maturity of the Loans in May 2019. Each Loan bears a final payment fee of 7.95% of the original principal amount due upon maturity.

The costs incurred to issue the Loans of $0.6 million were deferred and are included in the discount to the carrying value of the Loans in the accompanying balance sheets. The Loans also include a final payment fee of $1.4 million due at the earlier of prepayment or the maturity date of the Loans. The deferred costs and the final payment fee are amortized to interest expense over the expected term of the Loans using the effective interest method. The effective interest rates on the Loans at September 30, 2017 and December 31, 2016 are 11.94% and 11.19%, respectively.

The aggregate carrying amounts of the Loans are comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Principal	$12,000	$17,400
Add: accreted liability for final payment fee	765	462
Less: unamortized discount	(289)	(421)
	$12,476	$17,441

The Loans are secured by substantially all of the Company’s assets other than its intellectual property, except rights to payment from the sale, licensing or disposition of such intellectual property. The Company is also required to maintain its primary operating accounts at all times with one of the lenders. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of its capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. At September 30, 2017, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Loans, including the final payment fee, as of September 30, 2017 are as follows (in thousands):

September 30, 2017
Remainder of 2017	$1,800
Year ending December 31, 2018	7,200
Year ending December 31, 2019	4,431
13,431
Unaccreted balance for final payment fee on Loans	(666)
Unamortized discounts	(289)
12,476
Less current portion	(7,200)
Noncurrent portion	$5,276

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

At December 31, 2016, the aggregate carrying amount of the Convertible Notes was $3.4 million, which is net of an unamortized discount of $34,000. At December 31, 2016, the Convertible Notes included $1.0 million issued to members of the Company’s board of directors and $25,000 issued to the Company’s chief executive officer. The effective interest rate on the Convertible Notes at December 31, 2016 was 7.54%.

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

Upon completion of the Company’s IPO, all of the Company’s outstanding shares of convertible preferred stock were converted into an aggregate of 6,690,066 shares of the Company’s common stock.  As of September 30, 2017, the Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

The Company had 19,809,449 and 2,202,517 shares of common stock outstanding as of September 30, 2017 and December 31, 2016, respectively.

Changes in the number of shares of the Company’s convertible preferred and common stock outstanding and total stockholders’ equity (deficit) during the nine months ended September 30, 2017 were as follows (in thousands, except share amounts):

	Shares of Convertible Preferred Stock	Shares of Common Stock	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2016	46,163,605	2,202,517	$(124,417)
Stock-based compensation	—	—	3,076
Exercise of stock options	—	32,688	47
Fractional shares adjustment upon reverse stock split	—	2	—
Preferred stock converted into shares of common stock	(46,163,605)	6,690,066	131,410
Initial public offering of common shares, net of issuance costs	—	9,775,000	86,948
Convertible promissory notes converted into shares of common stock, net of costs to issue	—	1,109,176	11,057
Preferred stock warrants converted into common stock warrants	—	—	89
Other comprehensive loss	—	—	(3)
Net loss	—	—	(28,092)
Balance, September 30, 2017	—	19,809,449	$80,115

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at September 30, 2017 is as follows:

Issued and Outstanding:
Stock options	2,636,060
Warrants for common stock	10,660
Shares reserved for issuance under the ESPP	250,000
Shares reserved for future award grants	489,602
Total	3,386,322

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

Initially, 1,600,000 new shares of common stock were approved for issuance under the 2017 Plan and, on April 12, 2017, 75,517 shares of common stock reserved for issuance under the Company’s 2009 Equity Incentive Plan, as amended (the 2009 Plan), were added to the shares initially reserved under the 2017 Plan. No further grants will be made under the 2009 Plan and any shares subject to outstanding stock options under the 2009 Plan that would otherwise be returned to the 2009 Plan will instead be added to the shares reserved under the 2017 Plan. Additionally, the number of shares of common stock reserved for issuance under the 2017 Plan will automatically increase on January 1 of each calendar year, from January 1, 2018 through January 1, 2027, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors.

As of September 30, 2017, awards for up to 3,125,662 shares of common stock are reserved under the 2009 Plan and the 2017 Plan, of which 2,636,060 shares are reserved for issuance upon exercise of granted and outstanding stock options and 489,602 shares are available for future grants.

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

The following table summarizes stock option activity under the 2009 Plan and the 2017 Plan:

	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,385,855	$11.35
Granted	1,344,245	$15.10
Exercised	(32,688)	$1.44
Forfeitures and cancellations	(61,352)	$14.47
Outstanding at September 30, 2017	2,636,060	$13.31	8.4	$4,306
Time-based options at September 30, 2017:
Outstanding	2,447,409	$13.08	8.3	$4,306
Vested and expected to vest	2,447,409	$13.08	8.3	$4,306
Exercisable	654,448	$7.21	5.4	$3,792
Performance-based options at September 30, 2017:
Outstanding	188,651	$16.30	9.2	$—
Vested and expected to vest	—	$—	—	$—
Exercisable	—	$—	—	$—

The total fair value of options vested during the nine months ended September 30, 2017 and 2016, was $1.2 million and $0.9 million, respectively.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2017 and 2016 was $0.4 million and $62,000, respectively.

2017 Employee Stock Purchase Plan

In March 2017, the Company’s board of directors and stockholders approved and adopted the Company’s 2017 Employee Stock Purchase Plan (ESPP) whereby eligible employees may elect to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase (purchase right). The ESPP became effective on April 12, 2017.  The ESPP authorizes the issuance of 250,000 shares of the Company’s common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of the Company’s designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2018 through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b).

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants and stock purchase rights were as follows:

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Time-Based Vesting Provisions	Performance-Based Vesting Provisions	Purchase Rights	Time-Based Vesting Provisions
Risk-free interest rate	1.83% - 2.17%	1.98% - 2.17%	1.04% - 1.24%	1.3%
Expected volatility	75.9% - 87.4%	75.2% - 76.3%	65.7% - 72.5%	73.3%
Weighted-average volatility	82.0%	75.9%	68.9%	73.3%
Dividend yield	0%	0%	0%	0%
Weighted-average expected term (in years)	6.1	6.3	1.4	6.1
Weighted-average grant date fair value per share	$10.50	$6.73	$4.60	$1.36

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

The Company has not recognized non-cash stock-based compensation expense for outstanding options to purchase 188,651 shares of common stock with performance-based vesting provisions after its evaluation that the occurrence of the individual milestones is not probable as of September 30, 2017.

Total non-cash stock-based compensation expense for all stock awards and purchase rights, net of forfeitures recognized as they occur, that was recognized in the statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$657	$154	$1,229	$444
General and administrative	834	162	1,847	476
Total	$1,491	$316	$3,076	$920

Unrecognized compensation expense for stock options at September 30, 2017 was $17.9 million which is expected to be recognized over a weighted-average period of 3.2 years and unrecognized compensation expense for stock purchase rights at September 30, 2017 was $0.6 million which is expected to be recognized over a weighted-average period of 0.9 years.

8.	Grant Agreement

In August 2017, the Company was awarded a $2.0 million grant by the U.S. Food and Drug Administration Office of Orphan Products Development to support its Phase 3 clinical trial (OOPD Grant). Under the grant agreement, the Company will be reimbursed for qualifying expenses over a four-year period subject to the availability of funds and satisfactory progress of the trial. At September 30, 2017, the Company had neither received nor recorded reimbursable amounts relating to the OOPD Grant.

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

We are developing our lead product candidate, Toca 511 & Toca FC, initially for the treatment of recurrent high grade glioma, or HGG. In November 2015, we initiated the Phase 2 portion of a randomized, controlled Phase 2/3 clinical trial of Toca 511 & Toca FC in patients with recurrent HGG, which was designed to serve as a potential registrational trial. We completed enrollment of the Phase 2 portion with 187 patients in February 2017. In October 2017, following discussions with the FDA, we redesigned our ongoing Phase 2/3 clinical trial to be a single Phase 3 clinical trial and are including the 187 patients that were previously enrolled in the Phase 2/3 clinical trial in the total of 380 patients expected to enroll in the redesigned trial. The primary endpoint of the redesigned trial is overall survival, or OS. The primary endpoint assumes a median OS of 9.8 months for the control arm versus 14.3 months for the Toca 511 & Toca FC arm. A total of 257 events will provide the redesigned trial with 85% power to detect a hazard ratio of 0.685. The redesigned trial includes planned interim analyses at 50% and 75% of events, estimated to occur in the second half of 2018 and first half of 2019, respectively.  As a result of this transition to a seamless Phase 3 clinical trial design, a previously planned data analysis of the Phase 2 portion of the original Phase 2/3 trial will no longer occur. We also have three ongoing, ascending dose Phase 1 clinical trials in recurrent HGG with varying modes of delivery of the Toca 511 vector and a Phase 1b clinical trial for the treatment of metastatic colorectal, pancreatic, breast, lung, melanoma, and renal cancers. In addition, based on our findings in preclinical studies and clinical trials to date, we believe Toca 511 & Toca FC is a promising candidate for use in combination with surgery, radiation and chemotherapy and we plan to initiate a clinical trial in the first half of 2018 for newly diagnosed HGG to assess safety in this setting. We are also developing other RRVs to selectively deliver genes to cancer cells against validated immunotherapy targets, such as the checkpoint protein PD-L1.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the private placement of our convertible preferred stock, from which we received net proceeds of $131.4 million through September 30, 2017, and our initial public offering in April 2017, from which we received net proceeds of $86.9 million. We have also received $17.7 million in net proceeds from the issuance of our notes payable, $10.9 million from the issuance of our convertible promissory notes payable, $1.6 million from private and federal grants, and a $0.5 million up-front payment from our license and collaboration agreement with Siemens Healthcare Diagnostics Inc., or Siemens.

Since our inception in August 2007, we have devoted substantially all of our efforts to developing our gene therapy platform and our lead product candidate, Toca 511 & Toca FC. We have never been profitable and have incurred significant operating losses in each year since our inception. We had an accumulated deficit of $156.1 million as of September 30, 2017. Substantially all of our net losses resulted from costs incurred in connection with our research, preclinical, clinical, product, regulatory and business development activities, as well as raising capital and building our infrastructure.

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

On April 19, 2017, we completed our initial public offering whereby we sold an aggregate of 9,775,000 shares of our common stock, at $10.00 per share, resulting in net proceeds of $86.9 million after underwriting discounts, commissions and offering costs.

In August 2017, we were awarded a $2.0 million grant, payable over four years, by the FDA Office of Orphan Products Development to support our Phase 3 clinical trial of Toca 511 & Toca FC.

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

The following table indicates our research and development expense by project (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Toca 511 & Toca FC	$7,055	$7,293	$19,781	$20,060
Anti-PD-L1 and IDO-1	311	122	672	274
Vector technology and other therapeutic genes	197	171	366	251
Total	$7,563	$7,586	$20,819	$20,585

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

During the nine months ended September 30, 2017, there were no significant changes in our critical accounting policies and estimates.

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

Results of Operations

Comparison of the Third Quarters of 2017 and 2016

The following table summarizes our results of operations for the third quarters of 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
License revenue	$10	$11	$(1)
Research and development expenses	7,563	7,586	(23)
General and administrative expenses	2,184	956	1,228
Interest income	214	53	161
Interest expense	(430)	(511)	81
Change in fair value of preferred stock warrants	—	(11)	11

License revenue.    License revenue was $10,000 for the third quarter of 2017 as compared to $11,000 for the third quarter of 2016, a decrease of $1,000.

Research and development expenses.    Research and development expenses were $7.6 million for the third quarter of 2017, as compared to $7.6 million for the third quarter of 2016. The decrease of $23,000 was primarily due to decreased costs to support our ongoing Phase 3 clinical trial as well as slightly lower manufacturing costs. We anticipate our research and development expenses will increase in future quarters.

General and administrative expenses.    General and administrative expenses were $2.2 million for the third quarter of 2017, as compared to $1.0 million for the third quarter of 2016. The increase of $1.2 million, or 128%, was primarily due to continued increases in costs for supporting increased operations activity at the company as we conduct our Phase 3 clinical trial and costs associated with being a public company.  Stock-based compensation expense, which represents 55% of the increase, is due primarily to stock options granted to members of our board of directors, our chief executive officer and other employees.

Interest income.    Interest income was $214,000 for the third quarter of 2017, as compared to $53,000 for the third quarter of 2016. The increase of $161,000 was primarily due to our higher average cash balances earning interest at higher rates during 2017 compared to 2016.

Interest expense.    Interest expense was $0.4 million for the third quarter of 2017 and represents $0.3 million in stated interest and $0.1 million in amortization of related debt issuance costs incurred on the outstanding principal amount of our borrowings under our notes payable.

Interest expense was $0.5 million for the third quarter of 2016 and represents $0.4 million in stated interest and $0.1 million in amortization of related debt issuance costs incurred on the outstanding principal amount of our borrowings under our notes payable.

Upon completion of our initial public offering, all principal and accrued interest underlying our convertible promissory notes were automatically converted into shares of our common stock and no further interest expense on these notes will be incurred after such date.

Comparison of the First Nine Months of 2017 and 2016

The following table summarizes our results of operations for the first nine months of 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
License revenue	$31	$38	$(7)
Research and development expenses	20,819	20,585	234
General and administrative expenses	6,154	3,170	2,984
Interest income	354	170	184
Interest expense	(1,541)	(1,519)	(22)
Change in fair value of preferred stock warrants	37	18	19

License revenue.    License revenue was $31,000 for the first nine months of 2017 as compared to $38,000 for the first nine months of 2016, a decrease of $7,000.

Research and development expenses.    Research and development expenses were $20.8 million for the first nine months of 2017, as compared to $20.6 million for the first nine months of 2016. The increase of $0.2 million, or 1%, was primarily due to continued increases in costs to support our ongoing Phase 3 clinical trial, partially offset by lower manufacturing costs.

General and administrative expenses.    General and administrative expenses were $6.2 million for the first nine months of 2017, as compared to $3.2 million for the first nine months of 2016. The increase of $3.0 million, or 94%, was primarily due to continued increases in costs for supporting increased operations activity at the company as we conduct our Phase 3 clinical trial and costs associated with being a public company. Stock-based compensation expense, which represents 46% of the increase, is due primarily to stock options granted to members of our board of directors, our chief executive officer and other employees.

Interest income.    Interest income was $0.4 million for the first nine months of 2017, as compared to $0.2 million for the first nine months of 2016. The increase of $0.2 million was primarily due to our higher average cash balances earning interest at higher rates during 2017 compared to 2016.

Interest expense.    Interest expense was $1.5 million for the first nine months of 2017 and represents $0.9 million in stated interest, $0.4 million in amortization of related debt issuance costs incurred on the outstanding principal amount of our borrowings under our notes payable, and $0.2 million in interest on our convertible promissory notes payable.

Interest expense was $1.5 million for the first nine months of 2016 and represents $1.1 million in stated interest and $0.4 million in amortization of related debt issuance costs incurred on the outstanding principal amount of our borrowings under our notes payable.

Liquidity and Capital Resources

We have incurred significant losses and cumulative negative cash flows from operations since our inception. As of September 30, 2017, we had an accumulated deficit of $156.1 million and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through equity and/or debt financings. We may also consider new collaborations or selectively partnering our technology or programs.

Since inception through September 30, 2017, we have funded our operations primarily through the private placement of our convertible preferred stock from which we received net proceeds of $131.4 million and our initial public offering from which we received net proceeds of $86.9 million. In addition, we have also received $17.7 million in net proceeds from the issuance of our notes payable, $10.9 million from the issuance of our convertible promissory notes payable, $1.6 million from private grant funding and federal grants, and a $0.5 million up-front payment under the Siemens license and collaboration agreement.

The loans under our loan and security agreement, or the Loan Agreement, with two lenders, dated October 30, 2015, are secured by substantially all of our assets other than our intellectual property (except rights to payment from the sale, licensing of disposition of such intellectual property). We borrowed $18.0 million upon execution of the Loan Agreement. Balances under the Loan Agreement accrue interest at the prime rate plus 4.5%, subject to a floor of 7.75%.  The interest rate as of September 30, 2017 was 8.75%. The loans under the Loan Agreement mature in May 2019 and are due in monthly payments of principal and interest. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the Loan Agreement.

As of September 30, 2017, we had $99.6 million in cash, cash equivalents and marketable securities.  Our available cash and marketable securities are invested in accordance with our investment policy, primarily with a view to preserve principal and maintain liquidity. Currently, our funds are held in FDIC insured cash accounts, certificates of deposits, money market funds and treasury securities that are backed by the U.S. government.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(21,961)	$(21,791)
Investing activities	690	17,729
Financing activities	90,603	—
Net increase (decrease) in cash and cash equivalents	$69,332	$(4,062)

Operating Activities.    Net cash used in operating activities was $22.0 million for the first nine months of 2017, and consisted primarily of a net loss of $28.1 million adjusted for a net increase in cash from operating assets and liabilities of $2.5 million, noncash stock-based compensation expense of $3.1 million, depreciation expense of $0.2 million and noncash interest expense of $0.4 million. The $2.5 million net increase in cash from operating assets and liabilities is due primarily to a net increase in our accounts payable and accrued liabilities resulting mainly from increased accrued payroll and related liabilities and continued increases in clinical costs incurred to support our clinical trials.

Net cash used in operating activities was $21.8 million for the first nine months of 2016, and consisted primarily of a net loss of $25.0 million adjusted for a net increase in cash from operating assets and liabilities of $1.7 million, noncash stock-based compensation expense of $0.9 million, depreciation expense of $0.2 million and noncash interest expense of $0.4 million. The $1.7 million net increase in cash from operating assets and liabilities is due primarily to an increase in our accounts payable and accrued liabilities resulting mainly from continued increases in clinical and manufacturing costs incurred to support our clinical trials.

Investing Activities.    Net cash provided by investing activities for the first nine months of 2017 was $0.7 million and consisted of proceeds from the maturity of marketable securities of $32.6 million offset primarily by purchases of marketable securities of $31.6 million and the purchase of property and equipment of $0.3 million.

Net cash provided by investing activities for the first nine months of 2016 was $17.7 million and consisted of proceeds from the maturity of marketable securities of $36.7 million, primarily offset by purchases of marketable securities of $18.4 million and the purchase of property and equipment of $0.5 million.

Financing activities.    Net cash provided by financing activities for the first nine months of 2017 was $90.6 million and consisted primarily of net proceeds from our initial public offering of common stock of $88.6 million and $7.3 million from the issuance of convertible promissory notes payable and convertible promissory note subscriptions which were offset by $5.4 million in principal payments on our notes payable.

Net cash provided by financing activities for the first nine months of 2016 was $0.6 million from convertible promissory note subscriptions which was offset by $0.6 million in cash paid for deferred equity issuance costs.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory expenses, regulatory expenses, marketing, and general and administrative expenses. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2017 will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner that we currently expect. Furthermore, our operating plan may change and we may need additional funds sooner than planned.

The successful development of any product candidate is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of Toca 511 & Toca FC or our other current and future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of product candidates. This is due to the numerous risks and uncertainties associated with developing immunotherapies, including the uncertainty of:

•	the progress, timing, costs and results of our ongoing Phase 3 clinical trial of Toca 511 & Toca FC;
•	the progress, timing, costs and results of our ongoing Phase 1 dose escalation clinical trials that include our intratumoral study, resection study, and intravenous study;
•	the progress, timing, costs and results of development for Toca 511 & Toca FC for the treatment of metastatic solid tumors;
•	the progress, timing, costs and results of development for our other future product candidates;
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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through equity and/or debt financings. We may also consider new collaborations or selectively partnering our technology or programs.  We do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. Subject to limited exceptions, our Loan Agreement also prohibits us from incurring indebtedness without the prior written consent of the lenders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Contractual Obligations and Commitments

Upon completion of our initial public offering, $11.1 million of aggregate principal and accrued interest underlying our outstanding convertible promissory notes were automatically converted into an aggregate of 1,109,176 shares of our common stock at the initial public offering price of $10.00 per share.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in securities of high credit quality. As of September 30, 2017, we had cash, cash equivalents and marketable securities of $99.6 million consisting of certificates of deposit and money market funds in highly rated financial institutions in the United States, and treasury securities. A significant portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

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

Risks related to our business and industry

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical-stage company with a limited operating history. We are not profitable and have incurred net losses in each year since our inception in 2007, including net losses of $33.5 million for the year ended December 31, 2016 and $28.1 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $156.1 million.

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

As of September 30, 2017, our cash, cash equivalents and marketable securities were $99.6 million. We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2017 will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity and/or debt financings. We do not have any committed external source of funds. We may also consider new collaborations or selectively partner our technology or programs. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Subject to limited exceptions, our loan and security agreement also prohibits us from incurring indebtedness without the prior written consent of the lenders. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

In addition, the clinical trial requirements of the FDA, the European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. In October 2015, the FDA approved Amgen Inc.’s oncolytic virus therapy, Imlygic (talimogene laherparapvec), for the local treatment of unresectable lesions in patients with melanoma recurrent after initial surgery and in December 2015, Imlygic was approved by the European Commission for early stage, unresectable melanoma that is regionally or distantly metastatic following a recommendation for marketing authorization as a gene therapy in Europe by the Committee for Advanced Therapies. In September and October 2017, the FDA approved the first two CAR T cell therapy products: Novartis’ Kymriah (tisagenlecleucel), for the treatment of a type of leukemia and Kite Pharma’s Yescarta (axicabtagene ciloleucel), for the treatment of a type of lymphoma, respectively.  Two other gene therapy products have been approved in Europe, uniQure NV’s Glybera (alipogene tiparvovec), which received marketing authorization from the European Commission in 2012 and GlaxoSmithKline, Fondazione Telethon and Ospedale San Raffaele’s Strimvelis, which was approved by the European Commission in 2016. The limited precedent for gene therapy approvals makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or Europe.

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

Failure to successfully develop and obtain approval of our lead product candidate, Toca 511 & Toca FC, or our other future product candidates could adversely affect our future success.*

Our business and future success is substantially dependent on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidate, Toca 511 & Toca FC. Toca 511 & Toca FC is in the early stages of clinical development. All of our product candidates, including Toca 511 & Toca FC, will require additional clinical and nonclinical development, regulatory review and approval in one or more jurisdictions, substantial investment, access to sufficient pre-commercial and commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because Toca 511 & Toca FC is our most advanced product candidate, and because all of our other future product candidates will likely be based on similar technology, if Toca 511 & Toca FC encounters safety or efficacy problems, developmental delays, regulatory issues or other problems, our development plans and business for our other product candidates would be significantly harmed.

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

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates. If we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.*

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have patent protection rights to commercialize our product candidates or allow our competitors to bring products into clinical trials or to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

In addition, from time to time, we may publish interim, “top-line,” initial, or preliminary data from our clinical studies. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Preliminary, initial, or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, initial, and preliminary data should be viewed with caution until the final data are available. Adverse changes between preliminary, initial, “top-line” or interim data and final data could significantly harm our business prospects. In the 127 patients who received Toca 511 in our on-going Phase 1 clinical trials, treatment-related adverse events were reported in 31.8% of patients and these events were predominantly low grade (25.4%). The most common treatment-related adverse events were fatigue (11.9%), headache (5.6%), and convulsion (4.8%). In the 118 patients who received Toca FC in our on-going Phase 1 clinical trials, treatment-related adverse events were reported in 41.5% of patients and these events were predominantly low grade (38.1%). The most common treatment-related adverse events were fatigue (21.2%), diarrhea (14.4%), and nausea (8.5%). Treatment-related serious adverse events were reported in 4.8% of patients treated with Toca 511 and 2.5% of patients treated with Toca FC. In patients that received both Toca 511 and Toca FC, hematologic toxicity was infrequent and also low grade. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical trials. Additionally, our product candidates could potentially cause other adverse events that have not yet been predicted. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. Patients who will be administered Toca 511 & Toca FC in the HGG clinical trials are seriously or terminally ill and some of them may have immune impairment related to their treatment with temozolomide and dexamethasone. It is expected that some of the patients will die or experience major clinical events such as strokes, hydrocephalus, infections, brain swelling and pulmonary emboli either during the course of our clinical trials or after such trials, which has occurred in the past.  In some patients with evidence of drug activity from Toca 511 & Toca FC, new lesions have been observed, some of which continue to grow even with continued Toca FC treatment.

Further, the design of our ongoing Phase 3 clinical trial of Toca 511 & Toca FC was based in part on survival data from similar patients in published trials. The prognosis, unrelated to our treatment, for our patients could be better than for patients in these prior trials, due to improvements in clinical practice, other experimental trials or underappreciated differences in entry criteria. In addition, the clinical or regulatory opinion on what constitutes the standard of care that we have used as the basis for the control arm in this clinical trial may change before we submit the BLA for Toca 511 & Toca FC, if the clinical trial is successful.

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

A significant risk in any gene therapy product based on viral vectors that integrate into the host genome at measurable frequencies is that the vector will insert near cancer-causing oncogenes leading to uncontrolled clonal proliferation of mature cancer cells in the patient. For example, in 2003, 20 patients treated for X-linked severe combined immunodeficiency in two gene therapy studies conducted by third parties using a murine gamma-retroviral vector showed correction of the disease, but the studies were terminated after five patients developed leukemia. The cause of these adverse events was believed to be related to insertional oncogenesis, which is the process whereby the corrected gene inserts near a gene that is important in a critical cellular process like growth or division, and this insertion results in the development of a cancer (often leukemia). A potential clinical concern for gene therapy using retroviral vectors has been the possibility of insertional mutagenesis by the vectors, leading to malignant transformation of transduced cells (i.e., cancer). Because our replicating retroviruses produce viral antigens, these foreign proteins could serve as a target for immune activation against virally-infected cells and inflammation, which is not a feature of non-replicating retroviral vectors. In addition, we have not, and do not plan to, treat patients with severe immunodeficiency with our product candidates. Further, with our lead product candidate, Toca FC kills the virally-infected cells and presents the antigens. We believe that we have not observed oncogenesis in the patients treated in our clinical trials to date for these reasons. Our future product candidates are also designed to activate the immune system against virally-infected cells.

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

We rely, and expect to continue to rely, on third parties to conduct, supervise and monitor our clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business.*

We rely on CROs and clinical trial sites to ensure our clinical trials are conducted properly and on time. While we have agreements governing their activities, we may have limited influence over their actual performance. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with the GCPs for conducting, recording, auditing and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these GCPs through periodic inspections of study sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our ongoing and future clinical trials will require a sufficient number of test subjects to evaluate the safety and effectiveness of our product candidates. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

We expect to continue to rely on third parties to distribute, manufacture and perform release testing for our vectors, product candidates and other key materials and if such third parties do not carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approvals for our product candidates.*

We intend to continue to rely on third-party contract manufacturing organizations, or CMOs, to produce our vectors, product candidates and other key materials and on third-party contract testing organizations, or CTOs, for the establishment and performance of validated product release assays, but we have not entered into binding agreements with any such CMOs or CTOs to support commercialization. Additionally, any CMO may not have experience or availability to produce adequate product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our vectors and products at the quality, quantities, locations and timing needed to support commercialization. We may change our manufacturing process from the current defined media process to a different defined media process, or from its current equipment to different equipment, or our cell line or vector and there can be no guarantee that the regulatory authorities will approve this new process in a timely manner or ever. Also, as a consequence of the manufacturing change, there may be a requirement to do more preclinical safety or efficacy studies, develop new manufacturing and release assays and/or repeat all or part of the ascending dose safety study in animals or humans. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

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

In addition, any significant disruption in our supplier relationships could harm our business. We source key materials, devices and equipment from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain key materials, equipment, software and components that are used to manufacture our product candidates. Such suppliers may not sell these key materials to our manufacturers at the times or quantities we need them or on commercially reasonable terms. We may not have any control over the process, quality or timing of the acquisition of these key materials by our manufacturers.

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

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of September 30, 2017, we had 65 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management. There are a small number of individuals with experience in gene therapy and clinicians who have successfully developed drugs and the competition for such individuals is high. Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. We currently rely, and for the foreseeable future will continue to rely on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

Risks related to government regulation

The FDA may disagree with our regulatory plans, and we may fail to obtain regulatory approval of our product candidates.*

Following receipt of Breakthrough Therapy Designation from the FDA, we redesigned our ongoing Phase 2/3 clinical trial of Toca 511 & Toca FC for the treatment of recurrent HGG to be a single Phase 3 trial and are including the 187 patients that were previously enrolled in the Phase 2/3 trial in the total of 380 patients expected to enroll in the redesigned trial. The interim or final analyses of this trial alone could support approval of a BLA for Toca 511 & Toca FC in the indication of recurrent HGG. However, the general approach for FDA approval of a new biologic or drug is to require dispositive data from two adequate and well-controlled Phase 3 clinical trials of the biologic or drug in the relevant patient population.

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

A Fast Track Designation or Breakthrough Therapy Designation by the FDA or a Priority Medicine or PRIME Designation by the EMA, may not actually lead to a faster development or regulatory review or approval process.*

If a product candidate is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track Designation. Similarly, Breakthrough Therapy Designation may be granted by the FDA, or PRIME Designation may be granted by the EMA, to product candidates for serious conditions that have preliminary clinical evidence indicating the product candidate may offer substantial improvement over available therapy. The FDA and EMA have broad discretion whether or not to grant these designations, and even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA or EMA would decide to grant them. We have been granted Fast Track Designation and Breakthrough Therapy Designation for our Toca 511 & Toca FC product candidate for the treatment of recurrent HGG and PRIME designation for Toca 511 in HGG, but this is no assurance we will receive these designations for any future product candidates.  Further, even though we have received these designations for Toca 511 & Toca FC, we may not experience a faster development process, review or approval compared to conventional FDA or EMA procedures. The FDA or EMA may withdraw these designations if it believes that they are no longer supported by data from our clinical development program.

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

Additionally, we are subject to state and foreign equivalents of each of the healthcare fraud and abuse laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. We may also be subject to state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; and to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. We may also be subject to state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. We are also subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. Efforts to ensure that our business arrangements will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act was enacted in the United States. The Affordable Care Act and its implementing regulations, among other things, subjected biological products to potential competition by lower-cost biosimilars, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our product candidates, under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Affordable Care Act. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain.  In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces.   Further, each chamber of Congress has put forth multiple bills this year  designed to repeal or repeal and replace portions of the Affordable Care Act. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017.  More recently, the Senate Republicans introduced and then updated a bill to replace the Affordable Care Act known as the Better Care Reconciliation Act of 2017.  The Senate Republicans also introduced legislation to repeal the Affordable Care Act without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017.  Each of these measures was rejected by the full Senate.  Congress will likely consider other legislation to replace elements of the Affordable Care Act.  We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We have 19,809,449 shares of common stock outstanding as of November 6, 2017. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock. In addition, as of September 30, 2017, 3,136,322 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

In addition, as of September 30, 2017, options to purchase 2,636,060 shares of our common stock at a weighted-average exercise price of $13.31 per share were outstanding. The exercise of any of these options would result in additional dilution.

We have broad discretion in the use of working capital and may not use it effectively.*

Our management will have broad discretion in the application of working capital, and you will not have the opportunity as part of your investment decision to assess whether working capital is being used appropriately. Because of the number and variability of factors that will determine our use of our working capital, its ultimate use may vary substantially from its currently intended use. Our management might not apply our working capital in ways that ultimately increase the value of your investment. We intend to use our working capital to fund our Phase 3 clinical trial of Toca 511 & Toca FC in recurrent HGG, manufacturing scale-up and validation for Toca 511 & Toca FC, the other ongoing and planned clinical development activities for Toca 511 & Toca FC and for working capital and other general corporate purposes. The failure by our management to apply this working capital effectively could harm our business. Pending its use, we may invest our working capital in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our working capital in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and certain other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. We have completed an initial public offering and multiple rounds of financing since our inception which may have resulted in an ownership change or could result in an ownership change in the future. As of September 30, 2017, we have not completed a Section 382 and 383 analysis regarding any limitations on our NOLs and research and development credit carryforwards and such limitations could be significant. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our ability to use our NOLs and research and development credit carryforwards to offset our U.S. federal taxable income and taxes, as applicable, may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, similar rules may apply and there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On April 12, 2017, our Registration Statement on Form S-1 (file No. 333-216574) was declared effective by the SEC for our initial public offering of common stock. We issued 9,775,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $97.8 million.  After deducting underwriting discounts, commissions and offering costs incurred by us of $10.8 million, the net proceeds from the offering were $86.9 million.  The offering was completed on April 19, 2017. The joint bookrunning managers for the offering were Leerink Partners LLC, Evercore Group L.L.C. and Stifel, Nicolaus & Company, Incorporated. No offering costs were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

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

Item 6.  Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 19, 2017.
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on April 19, 2017.
4.1

Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed with the Securities and Exchange Commission on March 9, 2017.

4.2

Warrant to Purchase Common Stock, dated June 5, 2013, issued to Voices Against Brain Cancer, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed with the Securities and Exchange Commission on March 9, 2017.

4.3

Research and Development Grant Agreement, dated June 5, 2013, by and between the Registrant and Voices Against Brain Cancer, incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed with the Securities and Exchange Commission on March 9, 2017.

4.4

Warrant to Purchase Stock, dated October 30, 2015, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed with the Securities and Exchange Commission on March 9, 2017.

4.5

Warrant to Purchase Stock, dated October 30, 2015, issued to Silicon Valley Bank, incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed with the Securities and Exchange Commission on March 9, 2017.

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2017	TOCAGEN INC.

	By:	/s/ Martin J. Duvall
Martin J. Duvall
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Foletta
Mark Foletta
Chief Financial Officer
(Principal Financial Officer)