Form 10-K
period 2017-12-31
Tocagen Inc
filed 2018-03-09
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38052

TOCAGEN INC.

(Exact name of registrant as specified in its Charter)

Delaware	26-1243872
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3030 Bunker Hill Street, Suite 230 San Diego, CA	92109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 412-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Global Select Market

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $217 million based on the closing price of the registrant’s common stock on June 30, 2017 of $12.03 per share, as reported by the NASDAQ Global Select Market.

As of February 28, 2018, there were 19,911,616 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2017.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the success, cost, timing and potential indications of our product development activities and clinical trials, including our ongoing clinical trials of Toca 511 & Toca FC;
•

our ability to obtain and maintain regulatory approval of our product candidates, including Toca 511 & Toca FC, in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations, including funding necessary to complete the clinical trials of any of our product candidates, including Toca 511 & Toca FC;
•	our plans to research, develop and commercialize our product candidates, including Toca 511 & Toca FC;
•	our ability to attract and retain collaborators with development, regulatory and commercialization expertise;
•	the size of the markets for our product candidates, and our ability to serve those markets;
•	our ability to successfully commercialize our product candidates, including Toca 511 & Toca FC;
•	the rate and degree of market acceptance of our product candidates, including Toca 511 & Toca FC;
•	our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;
•	regulatory developments in the United States and foreign countries;
•	the performance of our third-party suppliers and manufacturers;
•	the success of competing therapies that are or become available;
•	our ability to attract and retain key scientific or management personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and
•

our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others.

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our management’s beliefs, opinions and views with respect to future events and are based on estimates, assumptions and information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and are subject to risks and uncertainties. We discuss many of these risks in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should carefully read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Overview

We are a clinical-stage, cancer-selective gene therapy company focused on developing first-in-class, broadly-applicable product candidates designed to activate a patient’s immune system against their own cancer from within. Our cancer-selective gene therapy platform is built on retroviral replicating vectors, or RRVs, which are designed to selectively deliver therapeutic genes into the DNA of cancer cells. Our gene therapy approach is designed to fight cancer through immunotherapeutic mechanisms of action without the autoimmune toxicities commonly experienced with other immunotherapies. Our founding vision is “No One Should Die Of Cancer” because we believe the immune system can be safely activated to fight the patient’s cancer.

We are developing our lead product candidate, Toca 511 (vocimagene amiretrorepvec) & Toca FC (flucytosine), initially for the treatment of recurrent high grade glioma, or HGG, a brain cancer with limited treatment options, low survival rates and, therefore, a significant unmet medical need. We are conducting a randomized, controlled Phase 3 clinical trial of Toca 511 & Toca FC in patients with recurrent HGG, which is designed to serve as a registrational trial. In February 2017, the U.S. Food and Drug Administration, or FDA, granted Toca 511 & Toca FC Breakthrough Therapy Designation for the treatment of patients with recurrent HGG and in June 2017 the European Medicines Agency, or EMA, granted Toca 511 Priority Medicines, or PRIME, Designation for the treatment of patients with glioma. Breakthrough Therapy Designation indicates that preliminary clinical evidence demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapy. PRIME Designation indicates that there is a potential to benefit patients with unmet medical needs based on early clinical data. We also have Fast Track Designation (which may lead to expedited regulatory review of new products that treat serious diseases or conditions and demonstrate the potential to address an unmet medical need) from the FDA for Toca 511 & Toca FC for the treatment of recurrent HGG and Orphan-Drug Designation (a designation for a product that treats a rare disease or condition and which, if the product receives the first FDA approval for that disease or condition, may result in a period of regulatory exclusivity, subject to some exceptions) for the treatment of HGG.  The Committee for Orphan Medicinal Products of the EMA has designated both flucytosine and vocimagene amiretrorepvec as orphan medicinal products indicated for the treatment of glioma. The EMA provides several benefits to drug developers for developing drugs for orphan diseases.

We have conducted three ascending dose Phase 1 clinical trials involving 127 recurrent HGG patients. In these trials, we investigated three modes of Toca 511 delivery: injection into the cavity wall after surgical resection of the recurred tumor (n=56), direct intratumoral injection without resection (n=54), and intravenous administration followed, approximately one to two weeks later, by resection with further local vector delivery at the time of resection (n=17). Administration of Toca 511 was followed with cycles of Toca FC. In these trials, we observed potential benefits, including durable objective responses, extended overall survival compared to historical controls and a favorable safety profile. We did not reach a dose-limiting toxicity in any of these trials. Based on these Phase 1 clinical trial results, we are conducting a Phase 3 clinical trial which is designed to serve as a potential registrational trial in patients with first or second recurrent HGG undergoing resection.

As of the data cutoff of August 2017, of the 56 patients enrolled in the ascending-dose resection injection Phase 1 trial, 53 were efficacy evaluable and of those, six patients had a complete response and remain in response. Five of these patients with a complete response were within a subset of 23 patients that mirrors the entry criteria, clinical setting and dosing for patients in our Phase 3 clinical trial. Responses were assessed by independent radiology review of magnetic resonance imaging, or MRI, brain scans. Median duration of response had not been reached after a median follow-up of 35.1 months (range: 9.2 to 44.9 months) which compares favorably to a range of durable responses of 2.79 to 9.62 months in a clinical trial of a drug used as standard of care for recurrent HGG. An association between durable response and overall survival is suggested as all responders remain alive following study entry (range: 21.4 to 52.2 months). As of the data cutoff of August 2017, the subset of 23 patients in our Phase 1 resection injection trial that mirrors the Toca 5 Phase 3 patient population (similar entry criteria, clinical setting and dosing) had a median survival of 14.4 months, with an approximately six-month improvement in median overall survival relative to results from clinical trials of drugs used as standard of care for recurrent HGG. In addition:

•	Five of 23 patients had a durable complete response, bringing the durable response rate (objective responses lasting at least 24 weeks) to 21.7%.
•	Median duration of response had not been reached after a median follow up of 35.7 months (range: 14.1 to 44.9 months).
•	Stable disease (lasting at least eight weeks) was observed in five additional patients, bringing the clinical benefit rate to 43.5% (10/23 patients).
•	Landmark overall survival, or OS, rates at two and three years (OS24, OS36) was 34.8% and 26.1%, respectively.

Increases in immunologic activity were observed with Toca 511 & Toca FC treatment, including elevations of replicating CD4 (often referred to as “helper” T cells) and CD8 (often referred to as “killer” T cells) T cells in the blood, for patients in some cohorts in the resection injection Phase 1 trial.

Based on preclinical data, we believe Toca 511 & Toca FC may have therapeutic benefit in multiple other solid tumor cancers, and we initiated a Phase 1b clinical trial in July 2016 of intravenous treatment of metastatic cancers that include colorectal, pancreatic, breast, lung and melanoma cancers, all of which can spread to the brain and other organs. In the Phase 1b trial, Toca 511 will be administered by intravenous injection followed by (1) intratumoral injection following biopsy or (2) injection into the resection cavity wall following planned resection in the case of recurrent HGG or brain metastases. In our completed intravenous clinical trial of Toca 511 for the treatment of recurrent HGG, Toca 511 crossed the blood brain barrier and was detected in brain tumors. In our metastatic cancer trial we plan to evaluate safety, presence of Toca 511 genes in tumors, immunologic activity in the blood and tumor such as changes in CD4 and CD8 T cells and clinical activity such as objective tumor response and clinical benefit. We also plan, in this clinical trial, to evaluate Toca 511 & Toca FC in combination with one or more checkpoint inhibitors.

Based on our findings in preclinical studies and clinical trials to date, we believe Toca 511 & Toca FC is a promising candidate for use in newly diagnosed HGG patients in combination with surgery, radiation and chemotherapy. Therefore, we plan to advance clinical development to evaluate safety and efficacy in this setting with Toca 511 & Toca FC being delivered in conjunction with surgery, radiation and temozolomide.

Our RRV platform is versatile and we believe it has the potential to deliver a wide variety of genes selectively to cancer cells. Our first RRV-based immunotherapy product candidate, Toca 511 & Toca FC, is designed to replicate without cell lysis then directly kill tumor and immune suppressive myeloid cells activating the immune system against cancer through a combination of mechanisms. In addition, we are developing other RRVs to selectively deliver genes to cancer cells against validated immunotherapy targets, such as the checkpoint protein PD-L1. We generated preclinical data supporting the potential anti-cancer benefits of an RRV delivering a gene against PD-L1. In 2018, we plan to conduct IND-enabling studies of our anti-PD-L1 RRV product candidate.

Cancer is the second leading cause of mortality in the United States and accounts for nearly one in four deaths. Early cancer treatments relied on relatively non-specific and highly toxic small molecule chemotherapies. Over the last 20 years, a new paradigm of cancer research and treatment has emerged that is focused on more targeted therapies. Most recently this has included the emergence of immunotherapies that can stimulate a patient’s immune system to slow the growth and the spread of, and ideally, eliminate, cancer cells. These therapies have shown the potential to provide dramatic efficacy and to extend survival for cancer patients even in cases in which conventional therapies, such as surgery, chemotherapy and radiotherapy, have already been used. In 2013, Science magazine named cancer immunotherapy as the biggest breakthrough of the year. With this breakthrough, global pharmaceutical companies as well as a large number of emerging companies are researching and developing new cancer immunotherapy treatments.

Despite these advancements, many current immunotherapies, such as checkpoint inhibitors, chimeric antigen receptor, or CAR, and T cell receptor, or TCR, T cells, are limited by their autoimmune and other side effects. Combination treatments are common in cancer, but combinations of immune mediated treatments with systemic cytotoxic chemotherapy may be challenging as chemotherapy is often damaging to the immune system. Thus, immunotherapies effective enough to be able to displace systemic chemotherapy are needed. The utility of oncolytic viruses alone as immunotherapy has been challenged by lack of specificity to tumor cells, injury to healthy tissues, lack of targeting to specific brakes on the immune system, and short-term effect due to effective clearance of the virus. Consequently, there remains a significant need for immunotherapies that are effective as well as safe and tolerable.

In contrast to current immunotherapies, we believe our RRV platform and lead product candidate have the potential to selectively infect cancer cells to stimulate robust and durable anti-cancer immune responses with minimal toxicity. Our RRVs are designed to selectively integrate into the DNA of cancer cells which then serve as factories to produce more of these RRVs by budding. The progeny RRV infect neighboring cancer cells, providing long-term presence of the therapeutic gene or genes. Our novel therapies are designed to break immune tolerance selectively in the tumor microenvironment.

Toca 511 & Toca FC is designed to break immune tolerance through a combination of mechanisms triggered by the conversion of Toca FC into high levels of 5-FU (5-fluorouracil), an anti-cancer agent, by the therapeutic gene delivered by Toca 511 into the cancer cell. Toca 511 & Toca FC treatment is designed for cycles of sustained production of high levels of 5-FU directly in tumors, which we believe is important for robust and durable anti-cancer immune activation. Cancer cell death releases damage-associated molecular patterns, or DAMPs, pathogen-associated molecular patterns, or PAMPs, and tumor-associated antigens, resulting in antigen presentation and activation of T cells. 5-FU is known to kill cancer cells and immune cells when used systemically. When 5-FU is present locally, it kills immune-suppressive myeloid cells in the tumor micro-environment while leaving systemic immune activity clinically intact. The local immune-suppressive myeloid cells include myeloid-derived suppressor cells, or MDSCs, as well as tumor associated macrophages, or TAMs, which are white blood cells recruited and retained by the tumor that contribute to the suppression of normal immune activity against cancer cells. TAMs and MDSCs suppress the number and activity of CD4 and CD8 T cells and work with the lymphocyte-derived suppressor T cells called regulatory T cells, or Tregs. MDSC and TAM destruction by 5-FU is designed to contribute to immune activation against the tumor-associated antigens. We believe the persistence of the therapeutic gene in the cancer cells has allowed for multiple cycles of Toca FC treatment in our trials, which may result in additional killing of cancer cells and immunosuppressive myeloid cells, leading to enhancement of the strength and durability of the immune response with each successive cycle of Toca FC treatment. Also, in a trial with multiple Toca 511 intravenous infusions followed by resection, we observed increased Toca 511 in the tumor compared to single day infusion.

We have retained worldwide rights to the development and commercialization of therapeutic product candidates derived from our RRV platform in all indications. We have licensed rights to, and collaborate with, Siemens Healthcare Diagnostics Inc., or Siemens, to develop diagnostics related to the clinical development and future commercialization of Toca 511 & Toca FC. We have intellectual property protection in major markets worldwide, including 76 issued and granted patents and 72 patent applications (foreign and domestic) on our technology platform and novel product candidates, which we believe will maintain coverage from issued patents until approximately 2030. Since inception in 2007, we have funded our operations primarily through the sales of our equity securities from which we received $230.2 million in net proceeds.

Our Proprietary Technology Platform: Harnessing Cancer Immunotherapy and Gene Therapy Together to Fight Cancer

Cancer immunotherapy, also termed immuno-oncology, has recently emerged as an exciting field of cancer therapy with the approval of drugs that aim to enhance anti-cancer immune responses by, for example, overcoming the suppressive mechanisms that cancer cells have developed to evade the immune system. Despite recent advances, current cancer immunotherapies have limitations. They often lead to unwanted and unanticipated autoimmune toxicities. Also, treatment effectiveness may be limited by previous or co-treatment with systemic cytotoxic chemotherapies, which damage the immune system. In addition, knocking out a particular brake on the immune system may not be relevant to a particular clinical setting or the tumor may simply not be immunogenic enough to become a target for immune clearance.

Early promising cancer gene therapies designed to provoke antitumor immune responses predominantly focused on enhancing the activation of the immune system by delivering genes for cytokines. Most of the first generation non-replicating cancer gene therapy viral vectors, however, were limited in their ability to enter and persist in a sufficient number of cancer cells to generate robust and durable anti-cancer immune responses consistently. Second generation cancer gene therapy vectors are replicating and, in the case of immunotherapies, have primarily consisted of oncolytic viruses, which lyse infected cells and activate the immune system against the virus, leading to its rapid clearance.

We believe our investigational gene therapy platform and therapeutic genes represent innovative and differentiated approaches in cancer-selective immunotherapy which have the potential to drive a safe, powerful and durable immune response against cancer, without triggering autoimmunity. We chose to utilize RRVs as the basis of our gene therapy platform for cancer-selective immunotherapy because they exhibit several characteristics that we believe allow us to optimize the safety, delivery and persistence of our therapeutic genes in cancer cells. These characteristics include that they:

•	replicate readily and persist in the immune-defective environment of cancer;
•	are controlled in healthy tissue by normal immune mechanisms;
•	only infect dividing cells such as cancer cells;
•	bud from, rather than lyse, infected cancer cells, reducing anti-RRV immune activation;
•	infect most cancer types; and
•	can cross the blood tumor barrier.

Our lead product candidate is a cancer-selective immunotherapy comprised of an investigational biologic, Toca 511, and an investigational small molecule, Toca FC, that are designed to be used together. Toca 511 is an injectable RRV that encodes a prodrug activator enzyme, cytosine deaminase, or CD. Its selective delivery to cancer cells means that the infected cancer cells selectively carry the CD gene and produce CD. Toca FC is an investigational orally administered prodrug, 5-FC, that is inactive as an anti-cancer drug. We believe Toca 511 & Toca FC is a promising choice for the following reasons:

•	CD is able to convert the anti-fungal drug, 5-FC, into the broadly applicable anti-cancer drug, 5-FU, in the cancer microenvironment;
•	CD provides additional anti-cancer selectivity, as humans do not have this gene;
•	the short half-life of 5-FU limits its direct killing to the localized area of the tumor micro-environment;
•	local 5-FU has powerful effects on increasing survival in immune competent animals after only a few cycles of 5-FC; and
•	MDSCs and TAMs are very sensitive to 5-FU-mediated killing, which may reduce immune tolerance to the cancer.

Our Pipeline

Our Strategy

Our focus is to develop and commercialize first-in-class cancer-selective immunotherapies using our proprietary gene therapy platform. Key elements of our strategy include:

•

Advancing Toca 511 & Toca FC rapidly through clinical development and regulatory approval in recurrent HGG.    We are conducting a Phase 3 clinical trial of Toca 511 & Toca FC in patients with recurrent HGG. If we achieve our primary endpoint, overall survival, and/or secondary endpoints, such as durable response rate, we plan to discuss submission of a biologics license application, or BLA, based on this data with the FDA. We believe such data could serve as the basis for regulatory approval. In February 2017, the FDA granted Toca 511 & Toca FC Breakthrough Therapy Designation for the treatment of patients with recurrent HGG and in June 2017 the EMA granted Toca 511 PRIME Designation for the treatment of patients with glioma. In October 2017, following discussions with the FDA, we redesigned our Phase 2/3 clinical trial to be a single Phase 3 clinical trial, thereby including the 187 patients that were previously enrolled in the Phase 2/3 clinical trial in the total of 380 patients expected to enroll in the redesigned trial.  The primary endpoint of the redesigned trial is OS. The primary endpoint assumes a median OS of 9.8 months for the control arm versus 14.3 months for the Toca 511 & Toca FC arm. A total of 257 events will provide the redesigned trial with 85% power to detect a hazard ratio of 0.685. The redesigned trial includes planned interim analyses at 50% and 75% of events, estimated to occur in the second half of 2018 and first half of 2019, respectively.  As a result of this transition to a seamless Phase 3 clinical trial design, a previously planned data analysis of the Phase 2 portion of the original Phase 2/3 trial will no longer occur. We also have completed three ascending dose Phase 1 clinical trials in recurrent HGG with varying modes of delivery of the Toca 511 vector and a Phase 1b clinical trial for the treatment of metastatic colorectal, pancreatic, breast, lung and melanoma cancers. In addition, based on our findings in preclinical studies and clinical trials to date, we believe Toca 511 & Toca FC is a promising candidate for use in newly diagnosed HGG patients in combination with surgery, radiation and chemotherapy. Therefore, we plan to advance clinical development in the first half of 2018 to evaluate safety and preliminary efficacy in this setting. We are also developing other RRVs to selectively deliver genes to cancer cells against validated immunotherapy targets, such as the checkpoint protein PD-L1.

•

Expanding the therapeutic use of Toca 511 & Toca FC into newly diagnosed HGG and other solid cancer indications.    In July 2016, we initiated a Phase 1b clinical trial in metastatic cancers including colorectal, pancreatic, breast, lung and melanoma. In 2018, we plan to advance our clinical development plan evaluating Toca 511 & Toca FC in newly diagnosed HGG patients. We believe Toca 511 & Toca FC has potential broad applicability in the treatment of solid cancers and, because of its safety and efficacy profile in clinical trials to date, it could serve as the foundational therapy in a variety of combination treatments, if successfully developed and approved.

•

Commercializing Toca 511 & Toca FC in key markets.    If approved, we plan to build the capabilities to commercialize Toca 511 & Toca FC through medical science liaisons and a specialty sales force in key markets.

•

Pursuing strategic partnerships to expand the commercial opportunity for, and accelerate the development of, our product candidates.    We may choose to selectively partner our lead product candidate or our future product candidates in territories or therapeutic areas where a partner could bring additional resources and expertise; however, we plan to retain development and commercialization rights in key markets to maximize strategic flexibility.

•

Leveraging our RRV platform and core competencies to continue discovering and developing a broad pipeline of novel cancer-selective immunotherapies.    We believe there is a significant opportunity to develop additional immunotherapy product candidates utilizing our RRV platform. Our scientists have broad expertise in the field of gene therapy, especially cancer-selective gene therapy and immunotherapy. We intend to leverage our platform and expertise to discover and develop a broad pipeline of cancer-selective immunotherapies to help patients fight their cancers without the severe side effect profile typical of cancer treatments.

Immunotherapy and the Emergence of Cancer-Selective Immunotherapy

Background on Cancer and Immunotherapy

Cancer results from damage to the genes of the cell, sometimes exacerbated by underlying genetic defects such as those in oncogene regulation, DNA repair and immune competence. When cancerous cells acquire novel proteins, called tumor-associated antigens, the immune system is believed to act as a surveillance system that can seek and destroy these mutated cells. However, over time, the cancer cell mutation process results in the activation of certain genes and/or the inactivation of others, leading to the ability of the cancer cells to hide from the immune system and grow, eventually becoming malignant and having the ability to invade and destroy healthy tissue. The process of cancer becoming able to hide from the immune system is referred to as developing immune tolerance to the cancer antigens.

To achieve immune tolerance, cancer tissue modifies the immune system by dampening or inactivating key immune mechanisms to thereby allow the cancer to hide from or diminish the immune system. An important example of the mechanism of local immune suppression is the attraction, retention and expansion of immune-suppressive myeloid cells such as MDSCs and TAMs, which are suppressors of immune cell killing of cancer cells both directly and through their support of Tregs. Also, in HGG and other tumors, the cancer cells and infiltrating immune cells often deploy proteins on their cell surface such as PD-L1 to activate the programmed death-1, or PD-1, proteins on the surface of lymphocytes creating a brake on the immune system. The tumor can also produce increased amounts of IDO-1 proteins, which both metabolize and drastically reduce tryptophan, an amino acid important in immune activation, and produce catabolites that are immune-suppressive. The cancer cells may also release cytokines such as TGF-beta which lead to local immune suppression.

In order for a patient to conquer his or her cancer, the patient typically needs treatment that can overcome most or all of these immune tolerance mechanisms. Once tolerance is broken and the patient’s immune system can attack and destroy the cancer, it precipitates a prolonged process of immune activation and the development of a robust and durable immune response.

Immunotherapy is an emerging field of cancer treatment that aims to activate the immune system, as well as to overcome the immuno-suppressive mechanisms that cancer cells and their resulting tumors have developed. Approaches in immunotherapy generally have one of two desired effects on the immune system: “putting the foot on the gas,” which stimulates the immune system by therapies including vaccine-, cytokine-, antibody-, cellular- and adjuvant-based approaches; and “removing the brakes,” which removes the inhibition of the immune system, and currently mainly consists of monoclonal antibodies targeted against ligands and receptors that tumor cells use to suppress the immune system, such as PD-1, PD-L1 and CTLA-4. To date, these approaches have been demonstrated to activate the immune system to varying degrees, leading to anti-cancer benefits, but have often caused moderate to severe autoimmunity against healthy tissue, in many cases leading to discontinuation of treatment, persistent toxicity or even death.

Our Approach to Immunotherapy

Due to the novel mechanisms of action and favorable safety profile in clinical studies to date, we believe our RRVs represent an important advancement in the field of immunotherapy. Our approach is designed to enhance immune responses against cancer cells and, in the case of our lead product candidate, Toca 511 & Toca FC, reduce immune-suppressive myeloid cell inhibition of the immune system. Also, we believe our RRV platform has the potential to be safely combined with conventional therapies and complement emerging checkpoint inhibitors and other approaches to cancer immunotherapy.

Our RRV Platform

We have developed a first-in-class gene therapy platform, based on a genus of retroviruses called gamma retroviruses, designed to selectively deliver therapeutic genes to cancer cells. Native gamma-retroviruses, which were originally isolated from cancer cells, possess three useful properties as a gene therapy vector for human cancers: they have been demonstrated to be reasonably benign in primates; they only infect dividing cells and selectively infect cancer cells in vivo; and they have a small, simple genome structure that allows straightforward vector construction.

Our RRVs are not known human pathogens as they only exhibit minimal virulence gene activity. Virulence genes ordinarily result in widespread infection of healthy cells. Gamma retroviruses have evolved in a way that makes infection, replication and spread in immune deficient cancer cells more permissive than infection of healthy cells and tissues. Specifically, RRVs and their progeny do not directly kill the cells they infect during spread. Instead they bud from infected cells, which is less likely to stimulate an immune response to the virus. In contrast, oncolytic viral infection and cell lysis typically cause marked inflammation, leading to rapid viral clearance.

Although RRVs can spread in tumors, they usually cannot replicate and spread in healthy tissues in the body due to antiviral immune system activity. In healthy cells, gamma retroviruses are typically controlled by powerful cellular resistance factors whose production can be driven by Type 1 interferons, a subgroup of interferon proteins that help regulate the activity of the immune system to kill cancer cells and virally-infected cells. In contrast, cancer cells usually have defective Type 1 interferon signaling pathways, possibly from selective pressure from Type 1 interferons in the cancer microenvironment, potentially leading to lower levels of antiretroviral resistance factors. Our RRVs predominantly rely on immune deficiencies of cancer cells and tumors, combined with its non-inflammatory nature, to replicate and spread throughout the tumor and we believe have a good balance between attenuation and replication efficiency. In another mechanism of specificity, RRVs do not encode nuclear localization signals which, in certain viruses such as lentiviruses, facilitate virus entry into the nucleus of non-dividing cells to allow productive infection. Without nuclear localization signals, RRVs only enter the nuclei of dividing cells, such as cancer cells, during the time the nuclear membrane opens to create two daughter cells. Hence, RRVs have inherent selectivity to cancer and we have demonstrated this selectivity in vivo as shown below in a glioma growing in a mouse brain.

Further, in humans, as shown in the images below, in patients with HGG treated with Toca 511 and then Toca FC, in subsequently re-resected tumors, we confirmed the presence of CD protein (stained brown in left image) in tumor cells but not in nearby normal brain cells (stained blue in right image).

Our novel RRV platform is designed to be versatile. In preclinical testing, we have stably delivered several different therapeutic genes, and we can create new vectors using a well-defined process to insert one or more therapeutic genes into our RRVs. We have also engineered RRVs to enhance their suitability for therapeutic purposes. For example, we converted therapeutic genes of viral or fungal origin to use mammalian codons resulting in enhanced genomic stability as the RRV replicates and increased protein production in infected cells. We also modified the native vector by replacing the highly restrictive native envelope gene with a more permissive envelope gene which allows for entry of our RRV into most cancer cells through a widely available phosphate transport channel.

In addition to developing our lead product candidate, Toca 511 & Toca FC, we are employing strategies to deliver genes which can reduce the production of specific proteins. For example, we built RRVs designed to inhibit the “brakes” on the immune system, from PD-1 and PD-L1 interaction, by inhibiting PD-L1 protein function in the cancer cells. Specifically, we have built RRVs with genes for anti-PD-L1 single chain antibodies and are evaluating them in our anti-PD-L1 preclinical program.

Our safety data with gamma retroviruses, preclinically and in humans, suggest that our RRV technology is worth exploring in combination with many conventional and newly developed cancer treatments.

Our Lead Product Candidate: Toca 511 & Toca FC

Our lead product candidate is a combination of an investigational biologic, Toca 511, and an investigational small molecule drug, Toca FC, designed to be used together. Toca 511 is a proprietary injectable RRV that encodes a prodrug activator enzyme, CD. CD is derived from yeast, and humans do not naturally have this gene. Its selective delivery to cancer cells means that the infected cancer cells selectively carry the CD gene and produce CD protein. Toca FC is an orally administered, proprietary extended-release version of 5-FC, a prodrug that is inactive as an anti-cancer drug. In humans, the orally administered Toca FC is absorbed and carried through the bloodstream, crosses the blood brain barrier and diffuses into the cancer cells. In animal models, we have shown that 5-FC is converted into the active anti-cancer drug, 5-FU, at high concentrations in Toca 511-infected cancer cells that are producing CD protein. 5-FU is a well-established anti-cancer agent that interferes with RNA and DNA metabolism and is used in many conventional chemotherapy settings.

Toca 511 contains an optimized yeast-derived CD gene downstream of structural RRV genes which code viral proteins (gag, pol, env). Regulatory genes flank the coding genes on either side.

In addition to the direct killing of Toca 511-infected cancer cells, 5-FU can kill neighboring uninfected cancer cells and immune-suppressive myeloid cells in the tumor. In our preclinical studies, following direct killing of these cells, our therapy activated the immune system against tumors. Toca 511 & Toca FC treatment is designed for cycles of sustained production of high levels of 5-FU directly in tumors, which we believe is important for robust and durable anti-cancer immune activation.

Toca 511 & Toca FC has a dual mechanism of action. Our treatment regimen is designed to transform tumors into chemotherapy factories of 5-FU, which kills infected cancer cells and neighboring dividing tumor cells, triggering activation of the immune system against tumor-associated antigens with systemic benefits. In humans, Toca 511 is administered by one of several routes and is allowed to selectively spread through the cancer cells for up to two months. After Toca 511 spreads, Toca FC is administered cyclically, for approximately one week of every four to eight weeks. In re-resected tumors from some patients in our trials, we observed CD protein in the tumor (by immunohistochemistry) but not in contiguous normal brain tissue. We also documented Toca 511 RNA and DNA, including the CD gene, selectively in the tumors. The CD protein produced in the tumor is designed to convert the 5-FC into 5-FU and achieve high intratumoral concentrations. As 5-FU is rapidly inactivated after diffusing from the tumor it has a short half- life and therefore low systemic activity and limited side effects.

Some patients, whose tumors appeared larger during serial MRI brain scans, had resections. In some of these cases, the re-resected tumor had large areas of necrosis, or tumor death, and dense lymphocytic infiltrates in some remaining areas of cancer, under higher magnification. Enlargement of a tumor during an inflammatory response as part of the killing process, is called pseudo-progression.

Through a combination of mechanisms and multiple cycles of tumor antigen presentation during Toca FC treatment cycles, tolerance to current and evolving cancer tumor-associated antigens is designed to be broken, leading to lymphocyte infiltration, immune activation, gradual killing and gradual shrinkage of the tumor, sometimes completely, over many months or years.

In summary, the CD gene we are delivering in our lead product candidate is designed to produce a unique protein which, in combination with oral Toca FC, generates high concentrations of an anti-cancer drug selectively in the tumor, leading to killing of cancer and immune suppressor cells and thereby activating the immune system against the cancer cells.

Clinical Development of Toca 511 & Toca FC

Toca 511 & Toca FC in Recurrent High Grade Glioma

Our initial proposed indication, recurrent HGG, also referred to as malignant glioma, is the most common and aggressive primary brain cancer and often strikes in the prime of life. The two most common forms of HGG are glioblastoma multiforme, or GBM, and anaplastic astrocytoma or AA, which are grade 4 and grade 3 tumors, respectively. The total number of new diagnoses of HGG expected in 2017 is about 180,000 worldwide and about 16,000 in the United States, with new diagnoses of GBM estimated to be approximately 12,500 in 2017 in the United States. Recurrent HGG represents a major unmet medical need. HGG recurs in most patients, even after maximal treatment.

Historical survival data for HGG trials is limited, though there are many published studies for GBM. Patients with newly diagnosed GBM who receive maximal therapy had a median survival of 14.6, 16.1 or 16.8 months according to three Phase 3 clinical trials published in the New England Journal of Medicine. Current standard of care therapy for patients with newly diagnosed GBM includes surgery, radiation therapy and chemotherapy, and is similar in all major markets. The Central Brain Tumor Registry of the United States reports the one-, five-, and 10-year survival rates for patients with GBM as 39.7%, 5.5%, and 2.9% from diagnosis respectively, making it one of the most lethal among all cancers.

Recurrent HGG is typically treated with oral chemotherapy drugs, such as lomustine or temozolomide, bevacizumab, radiation or further surgery with or without carmustine wafer (marketed as Gliadel wafer by Arbor Pharmaceuticals, LLC). Survival in our initial proposed indication, recurrent HGG, is shorter than newly diagnosed GBM with reported median overall survival approximately half of that in newly diagnosed patients. There are relatively few trials which report on recurrent HGG (inclusive of both grade 4 and 3). One trial published by Brem in The Lancet reported median overall survival of a carmustine wafer cohort to be 7.2 months. Reported median survival for patients in multicenter clinical trials with recurrent GBM ranges from 7.6 months, from a summary analysis of Phase 2 clinical trials conducted by the North American Brain Tumor Consortium, to 8.4 months, based on a weighted-average from recent lomustine trials. Clinical trials evaluating the anti-angiogenesis agent bevacizumab have shown median overall survival of 8.0 to 10.0 months in what we believe are particularly favorable patient groups because of the number of first recurrent patients and restrictions on tumor size. Neither surgery nor bevacizumab have been found to prolong survival of patients with recurrent GBM. Historically, partial response, or PR, (tumor shrinkage by 50%) rates for chemotherapy for recurrent HGG are low, typically ranging from 0% to 8.9%. Complete responses, or CR, (disappearance of the tumor) to chemotherapy are extremely rare, typically occurring in less than 1% of patients treated. We chose recurrent HGG as our initial proposed indication because of the significant unmet medical need, together with our goal to minimize time to regulatory approval.

Our ascending Phase 1 clinical trials and ongoing Phase 3 clinical trial are being conducted pursuant to an IND we submitted to the FDA in September 2009. This IND currently covers the indications of recurrent HGG, newly-diagnosed HGG and metastatic solid tumors. In the future, we may also focus on hematological malignancies.

Ascending Dose Phase 1 Clinical Trials

We have three ascending dose Phase 1 clinical trials in recurrent HGG with varying modes of delivery of the Toca 511 vector: injection into the cavity wall after surgical resection of the recurred tumor, direct transcranial intratumoral injection without resection, and intravenous administration followed, approximately one to two weeks later, by resection with further local vector delivery at the time of resection. These clinical trials of Toca 511 & Toca FC are in patients whose tumors have recurred following surgery, radiation therapy and chemotherapy. We have treated 127 recurrent HGG patients in these clinical trials in which we observed potential benefits, including extended overall survival and a favorable safety profile. The median overall survival of patients in the resection injection study exceeds historical controls across a variety of previously reported clinical trials and shows a trend towards a dose response. Furthermore, an independent radiology review, or IRR, identified tumor shrinkage in some patients, including several complete and partial responses.

The primary goal of these three Phase 1 clinical trials was to evaluate the safety and tolerability of Toca 511 & Toca FC. Although all trials were designed to identify the highest safe and well-tolerated dose of Toca 511 & Toca FC, called the maximum tolerated dose, criteria for dose-limiting toxicities were never reached. The most common adverse events associated with Toca 511 are fatigue, headache, and convulsion. For Toca FC, the most common treatment related adverse events are fatigue, diarrhea and nausea. The majority of toxicities are Grades 1-2. The maximum feasible dose of Toca 511 & Toca FC was determined, allowing us to move forward to our Phase 3 clinical trial. The maximum feasible dose of Toca 511 was chosen to be 4 mL delivered by forty 0.1 mL injections with a blunt tip, narrow bore needle and a side port for infusion, which is the highest practical number of injections which can be administered at the time of resection. The secondary goal of each of these three Phase 1 clinical trials is to evaluate the efficacy of Toca 511 & Toca FC, including tumor response observed by MRI and patient survival. These clinical trials also allow us to evaluate the presence of Toca 511 in tumors and tumor pathology at subsequent resection and to measure CD4 and CD8 T cell levels before and following treatment. In addition, we are conducting a continuation trial to follow long term safety and survival in patients from all three of these clinical trials.

Resection Injection Trial

In February 2012, we initiated a Phase 1 multicenter ascending dose clinical trial of Toca 511 & Toca FC in patients with recurrent HGG who are suitable for resection. As of the data cutoff of August 2017, of the 56 patients enrolled in the ascending-dose resection injection Phase 1 trial, 53 were efficacy evaluable and of those a subset of 23 patients mirrors the entry criteria, clinical setting and dosing for patients in our Phase 3 clinical trial.

In this trial, following tumor resection, Toca 511 was administered by multiple small injections directly into the mixture of brain and cancer tissue surrounding the resection cavity. These injections target the tumor which has been left behind after surgery since the infiltration of the cancer into functional brain regions precludes complete resection. Pursuant to the protocol, the patient begins a seven- to 14-day course of oral Toca FC five to eight weeks following the administration of Toca 511 and repeats this Toca FC cycle every four to eight weeks thereafter. When the recommended Phase 2 dose was determined, cohorts evaluating lomustine or bevacizumab combined with Toca 511 & Toca FC were enrolled to provide safety data for the use of Toca 511 & Toca FC treatment in combination with standard HGG treatment in patients who appeared to be progressing in the ongoing trials. To date, no safety issues have been observed in these expansion cohorts. This clinical trial has completed enrollment, with 56 patients. There were 53 efficacy evaluable patients who received both Toca 511 and Toca FC. Based upon a data cutoff of September 18, 2015, a manuscript was published in Science Translational Medicine (Cloughesy et al. 2016).

Of the 56 patients enrolled, 43 were evaluable for response with both IRR and clinical assessment performed. There were 23 patients of the 56 who would have met the entry criteria for the ongoing Phase 3 study. As shown in the table below, in these 23 patients with HGG first or second recurrence treated in the Higher Dose Cohort (as defined below), when compared with baseline MRIs taken just prior to the start of Toca FC dosing (four to eight weeks after surgery), five CRs were identified by an IRR, providing further support for Toca 511 & Toca FC efficacy. All of these patients were continuing to respond as of their last MRI review as of a data cutoff in August 2017 and only received Toca 511 and Toca FC cancer treatment after resection. The CRs were determined based on the Macdonald criteria, including, for CR, complete disappearance of all enhancing measurable and non-measurable tumor. Total clinical benefit includes CRs, PRs and stable disease, or SD. As shown in the table below, five of six responses occurred in patients treated in the Higher Dose Cohort, suggesting a potential dose-response effect. Specifically, in this Phase 1 dose escalation resection trial, across all cohorts, including combination cohorts, no responses were seen in the lowest three Toca 511 doses (1.4 x 107, 3.8 x 108 and 1.5 x 108 Therapeutic Units, or TU). The next four dose increments, referred to as the Higher Dose Cohort, all had durable (defined as greater than 6 months) objective responses (4.8 x 108 TU with two CRs; 1.2 or 1.5 x 109 TU with three CRs; and 4.8 x 109 TU with one CR). We selected to use the Toca 511 dose of ~1 x 109 TU for the registration-directed Toca 5 clinical trial.

Resection Study: All Responses are in the Higher Dose Cohort

Response Category[1]	All Patients N=53 n (%)	Higher Doses & Phase 3 Entry Criteria Subset N=23 n (%)[2]
Overall response	6CR (11.3)	5CR (21.7)
Stable disease (SD)	10 (18.9)	5 (21.7)
Progressive disease	37 (69.8)	13 (56.5)
Clinical Benefit Rate (CR, PR, and SD at 6 wks)	16 (30.2)	10 (43.5)

1	Includes MRI by independent radiology review and clinical data; patients categorized by best response achieved during MRI screenings.
2	Higher doses (cohorts 4-7a) and meet Phase 3 entry criteria of 1 st and 2 nd recurrence, no prior Avastin in rHGG, tumor not > 5cm
Data cutoff date August 2017.

Seven medical centers participated in the resection study, six of which had a patient with an objective response identified by an IRR. Sites included large regional hospitals and academic centers.

In the table below, clinical data for each of the 23 patients is represented by a blue bar, with the x-axis measuring months of survival. Change in patient tumor status (i.e., PD, SD, PR, or CR) are represented along the bar, with the status at the end representing “best response” during the treatment. The green stars indicate the six patients who remain alive at the latest data cutoff. The responses, which occur approximately six to 19 months after Toca 511 administration, are consistent with immunologic response and all responders who remain alive have received no therapy other than Toca 511 & Toca FC since enrolling in the trial. Median duration of response had not been reached after a median follow up of 35.7 months (range 14.1 to 44.9 months).

Resection Study: Long-Term Survival in Higher Dose Cohort

The median overall survival of patients in this resection injection study (in which an ascending range of doses of Toca 511 were injected into the wall of the resection cavity after resection of the tumor) exceeds historical controls across a variety of previously reported clinical trials. Forty-three patients had a median overall survival of 12.4 months that was approximately five months longer relative to a weighted-average of results from clinical trials of drugs used as standard of care for recurrent HGG, including 7.2 months in the active arm of a randomized surgical recurrent HGG trial for the carmustine wafer. In a subset of 30 patients in our resection injection trial who received higher doses of Toca 511, median overall survival was higher, 14.4 months. Furthermore, in the subset of 23 patients in this trial that mirror the entry criteria, clinical setting and dosing for patients in our Phase 3 clinical trial, median overall survival was 13.2 months, an approximate six-month improvement in median overall survival relative to a weighted average of clinical trials of drugs used as standard of care (lomustine or bevacizumab) for recurrent HGG. Finally, in our patients with recurrent GBM at first or second recurrence in our resection injection trial (27 patients), median overall survival was 13.6 months, comparing favorably to the median survival of 7.1 months in the external control study of recurrent GBM patients treated with lomustine. We saw a plateau of survival in the Higher Dose Cohort, with a 40% survival probability at two years (data cutoff of September 18, 2015). Data from our resection injection study was reported in Science Translational Medicine (Cloughesy et al. 2016).

Population	Toca 511 and Toca FC Resection Study Median Overall Survival Months[1]	Other Trials in Recurrent Disease
Recurrent High Grade Glioma	12.4 (n=43)	7.2 (n=110)[2]
Recurrent High Grade Glioma and higher doses	13.2 (n=30)	7.2 (n=110)[2]
Higher doses and Phase 3 entry criteria[3]	14.4 (n=23)	8.5 (n=437)[4]
Glioblastoma at 1 st or 2 nd recurrence	13.6 (n=27)	7.1 (n=84)[5]

1	Data cutoff August 15, 2017.
2	Carmustine wafer. Brem et. al., Lancet 345: 1008-1012, 1995.
3	Higher doses (cohorts 4-7a) and 1 st and 2 nd recurrence, no prior bevacizumab in rHGG, tumor not > 5cm.
4	Estimate based on weighted average of lomustine (Batchelor 2013, Taal 2014, Wick 2010, EORTC 26101: n=352) and bevacizumab historical controls (n=85) and assumed percentage of enrollment.
5	Wick 2010.

Adapted from Cloughesy TF et al. with data cutoff September 1, 2016.

Furthermore, an independent radiology review of MRI brain scans from our Phase 1 clinical trials identified tumor shrinkage in some patients, including several CRs. All patients in the resection injection trial with objective responses remain with durable response as of August 2017, for a median of 35.7 months, which represents approximately four times longer duration of response relative to responses from a clinical trial of lomustine which showed an estimated median duration of response of approximately six months (range of response duration was 2.79 to 9.62 months).

	Lomustine[1]	Toca 511 & Toca FC2
Overall response rate CRs & PRs	4.3%	21.7%
Duration of response (months)	~6.2	>35.7 (median not reached)
Median Survival (months)	7.1	14.4

1	Adapted from Wick, JCO 2010.
2	Higher doses (cohorts 4-7a) and 1st and 2nd recurrence, no prior Avastin in rHGG, tumor not > 5cm.

This survival data, evidence of tumor response, as well as a reported safety profile of mild and moderate toxicity, encouraged us to plan our registration-directed Toca 5 clinical trial of Toca 511 & Toca FC in this same setting, enrolling patients with recurrent HGG who were planning for further resection of their tumor. Also, we chose the resection setting for the Toca 5 clinical trial because we believe that resection of the bulk of the tumor and then injection into the residual tumor left behind in the cavity wall provides a longer opportunity for the treatment to activate the immune system against the growing tumor.

We also tested for changes in CD4 and CD8 T cells in blood during the study, allowing us to evaluate both the safety and activity of our treatment on the immune system. Average increases of 34.0% in total CD4 (p=0.019) and 12.4% in total CD8 (p=0.277) were observed between the visit prior to Toca FC administration and the end of study, suggesting immune activation after Toca 511 & Toca FC treatment (n=43). The p value is the probability that the difference between two data sets was due to chance. The smaller the p value, the more likely the differences are not due to chance alone. In general, if the p value is less than or equal to 0.05, the outcome is statistically significant. The FDA’s evidentiary standard of efficacy generally relies on a p value of less than or equal to 0.05. Supporting data was obtained from a subsequent cohort in this trial, and in this case, there were significant increases in activated CD8+ T cells (p=0.015) within the CD8 population from patients (n=6 patients, 39 samples) showing clinical benefit (SD, CR) between pre- and post-treatment measurements, but not from patients with progressive disease (n=7 patients, 48 samples). A sustained increase in activated CD4+ T cells (p=0.16) was also observed within the CD4 population from patients showing clinical benefit. In these examples, immune cell testing occurred at baseline and at time points after one or more cycles of Toca FC.

Resection Injection Trial Compared to Lomustine External Control

Patients with GBM at first and second recurrence in our resection injection trial (n=27) were compared to an external control of lomustine-treated patients from a previously-conducted non-surgical Phase 3 clinical trial (database for control arm obtained from the trial sponsor). Surgery is not known to prolong survival in recurrent GBM. Both our resection injection trial and the external control lomustine trial were reasonably contemporaneous (our trial: 2012-2015; lomustine trial: 2006-2010). The characteristics of the patients in these trials were comparable: the external control had a slightly younger population, more patients in first recurrence and a lower percentage of patients requiring corticosteroids at baseline; and our resection injection trial had a higher percentage of patients with a Karnofsky performance status score of 90-100. The Karnofsky score is a 0-100 scale generally used by physicians to quantify a cancer patient’s general well-being and activities of daily life; 100 is “perfect” health and 0 is death. The median overall survival for patients with first or second recurrent GBM in our resection injection trial was 13.6 months (95% CI 11.1, 20) compared to 7.1 months (95% CI 6.01, 8.80) for patients in the external control lomustine trial. The hazard ratio for overall survival was 0.45 (95% CI 0.27, 0.77; p=0.0028), meaning that with Toca 511 & Toca FC the risk of death was reduced by 55% compared to lomustine. Although the data is not generated from a single randomized trial, use of statistical analysis of the external comparison is only for the purpose of providing context to some of the data collected in our Phase 1 resection injection trial. In the overall survival setting, the hazard ratio is the ratio of the hazard rate (probability of dying during a certain unit time) between two groups. The separation of the survival curves was early and continued through 30 months with overall survival at six months of 96.0% vs. 61.8% (p<0.001). Lomustine is one of the active control treatments for our ongoing Phase 3 clinical trial.

A circle denotes a censored survival event, meaning that the survival is counted up to this timepoint.

Patients treated with Toca 511 & Toca FC had far fewer grade ≥ 3 adverse events and a virtual absence of hematologic toxicity for patients relative to the lomustine external control, where grade ≥ 3 thrombocytopenia occurred in 23.8% and neutropenia occurred in 13.1% of lomustine patients.

	Toca 511 & Toca FC N = 27 n(%)		Lomustine N = 84 n(%)
	Grade 2	Grade 3 to 4	Grade 2	Grade 3 to 4
Nonhematologic toxicity
Fatigue	2 (7.4%)	—	4 (4.8%)	—
Nausea	1 (3.7%)	—	2 (2.4%)	—
Edema peripheral	—	—	2 (2.4%)	—
Alanine aminotransferase increased	—	—	1 (1.2%)	1 (1.2%)
Hematologic toxicity
Thrombocytopenia	—	—	9 (10.7%)	20 (23.8%)
Platelet count decreased	—	—	—	1 (1.2%)
Neutropenia	—	—	4 (4.8%)	11 (13.1%)
Neutrophil count decreased	—	—	—	6 (7.1%)
Leukopenia	—	—	3 (3.6%)	4 (4.8%)
White blood cell count decreased	—	—	1 (1.2%)	2 (2.4%)
Anemia	—	—	1 (1.2%)	2 (2.4%)
Hemoglobin decreased	—	—	2 (2.4%)	—
Lymphopenia	—	—	2 (2.4%)	—

Intratumoral Injection Trial

In August 2010, we initiated a Phase 1 multicenter ascending dose clinical trial of Toca 511 & Toca FC to be administered via intratumoral injection in patients with recurrent HGG. A total of 54 patients were enrolled and treated in this study.

Patients were treated in ascending dose cohorts using two different intratumoral delivery methods. The first method utilized a biopsy needle under stereotactic guidance to concentrate Toca 511 delivery to one location at the advancing edge of the tumor. The second method utilized intraoperative MRI, delivering Toca 511 spread mostly throughout the center of the tumor using convection enhanced delivery over several hours, referred to as non-biopsy needle. Pursuant to the protocol, the patient began a seven-day course of oral Toca FC four weeks following Toca 511 injection and repeats the cycle of Toca FC every five to seven weeks thereafter.

Delivery of Toca 511 with a biopsy needle in this trial showed a median overall survival of 13.8 months, while delivery via non-biopsy needle showed 9.2 months. Delivery with biopsy needle exceeded the range of 7.1 to 8.5 months, the survival data for currently-approved therapies discussed above. The benefit of biopsy needle delivery compared to non-biopsy needle delivery is statistically significant (p value = 0.0249; indicating that there is a 97.5% probability that the observations are not due to chance alone). In a multivariate analysis controlling for other prognostic factors such as number of recurrences and tumor grade, the delivery method remains statistically significant.

The IRR results as of our data transfer in August 2017 revealed a clinical benefit rate of 32.1%, with 16 of 53 patients (30.2%) showing stable disease. Two patients with stable disease were shown to have an unconfirmed PR (50% tumor shrinkage without subsequent confirmation by MRI). One patient had a confirmed PR, with duration of 7.8 months.

Intravenous Administration Followed by Resection Injection Trial in 17 Patients

In February 2014, we initiated a Phase 1 multicenter ascending dose clinical trial in patients with recurrent HGG who are scheduled for resection. Toca 511 was administered initially intravenously on one, three or five consecutive days followed by resection of the tumor with further Toca 511 administration using multiple small injections directly into the mixture of brain and cancer tissue surrounding the resection cavity. Samples of the resected tumor were evaluated for evidence of the presence of Toca 511. Pursuant to the protocol, the patient began a seven day course of oral Toca FC five to seven weeks following the administration of Toca 511 at resection and repeats the cycle of Toca FC every three to five weeks thereafter.

Following the intravenous delivery of Toca 511, CD protein is detectable and quantifiable in resected HGG tumor tissue. Furthermore, the study shows that Toca 511 can infect and spread in “hot” and “cold” tumors with activity independent of high levels of immunosuppressive T cells in the tumor microenvironment. Median overall survival in the intravenous study was 13.6 months as of April 2017 data cut, consistent with other ascending dose studies (e.g. 14.4 months median overall survival in the resection study). Toca 511 & Toca FC appeared to be well-tolerated with few Grade ≥ 3 treatment-related adverse events. An independent radiology review showed one patient with complete radiologic disappearance of all lesions. The results of the intravenous study support evaluation of the regimen in other solid tumors.

Biomarkers

As part of our exploration of mutation profiles that may serve as a biomarker for patients with a higher likelihood of long-term benefit, we observed that objective responses occurred in patients with IDH1 mutant (mt) and IDH1 wild type (wt) tumors. Approximately 15% of the population with HGG is believed to have the IDH1 mutation. Across the Phase 1 clinical trial program, and as of August 2017, the three patients with known IDH1 mutations at first recurrence had CRs (two in the resection study and one patient in the intravenous study with a radiologic CR) and all these IDH1 mutation patients are alive (range of survival 12.2 to 35.3 months), suggesting a potential association of IDH1 mutation to survival.

Pooled Safety Data

Toca 511 & Toca FC has been well tolerated in clinical trials to date. There has been little difference in adverse events among the three Phase 1 clinical trials in recurrent HGG other than a few adverse events unrelated to Toca 511 in the post-operative period of the resection clinical trial. For this reason we chose to pool safety data across the three ascending Phase 1 clinical trials. As shown in the table below, in 127 patients who received Toca 511, treatment-related adverse events were reported in 32.3% of patients and these events were predominantly low grade (25.2%). The most common treatment-related adverse events were fatigue (11.8%), headache (5.5%) and convulsion (4.7%). Also shown below, in 122 patients who received Toca FC, treatment-related adverse events were reported in 44.3% of patients and these events were predominantly low grade (41.0%). The most common treatment-related adverse events were fatigue (22.1%), diarrhea (13.9%), and nausea (9.8%). Treatment-related serious adverse events were reported in 6.3% of patients treated with Toca 511 and 2.4% of patients treated with Toca FC (which included pulmonary embolism, diarrhea and intracranial hemorrhage). Hematologic toxicity was infrequent and also low grade. We monitored blood samples for viral RNA and DNA and found that quantitative levels were cleared within two weeks to four months of administration. Also, we analyzed tumor and blood samples for viral insertion sites and demonstrated an absence of clonality, supporting viral safety. We also monitor Toca FC blood levels for the first treatment cycle and whenever the dose is increased. This helps us to adjust dosing upwards in patients with Toca FC blood levels below the target range. The favorable toxicity profile of Toca 511 & Toca FC suggests that combination with other modalities such as chemotherapy or radiation should yield little incremental toxicity.

Adverse Events Related to Toca 511 and Toca FC – Pooled Across Studies

	Toca 511 (1) N = 127			Toca FC (1) N = 122
	Grade 1, 2 n (%)	Grade ≥ 3 (2) n (%)		Grade 1, 2 n (%)	Grade ≥ 3 (3) n (%)
Any treatment-related AE	32 (25.2)	9 (7.1)	Any treatment-related AE	50 (41.0)	4 (3.3)
Treatment-related AE in ≥ 3 patients			Treatment-related AE in ≥ 3 subjects
Fatigue	14 (11.0)	1 (0.8)	Fatigue	27 (22.1)	—
Headache	6 (4.7)	1 (0.8)	Diarrhea	16 (13.1)	1 (0.8)
Convulsion	6 (4.7)	—	Nausea	12 (9.8)	—
Confusional state	5 (3.9)	—	Decreased appetite	6 (4.9)	—
Nausea	4 (3.1)	—	Rash	3 (2.5)	—
Pyrexia	5 (3.9)	—	Vomiting	4 (3.3)	—
Hemiparesis	3 (2.4)	—
Vasogenic cerebral edema	1 (0.8)	2 (1.6)
Any treatment-related SAE (4)	1 (0.8)	7 (5.5)	Any treatment-related SAE (5)	—	2 (1.6)
			AEs leading to discontinuation (6)	1 (0.8)	2 (1.6)

(1)	Preliminary data – cutoff April 2017.
(2)	No deaths considered related to Toca 511.
(3)	No deaths considered related to Toca FC.
(4)	Toca 511 SAEs in six patients included asthenia (one), pyrexia (one), subdural hygroma (one), cerebral cyst (one), vasogenic edema (one), convulsions (two) and pulmonary embolism (one).
(5)	Toca FC SAEs in three patients included pulmonary embolism (one), diarrhea (one) and intracranial hemorrhage (one).
(6)

Events leading to study discontinuation or withdrawal of study drug, regardless of attribution. AEs of highest severity counted in patients with multiple events. In the continuation study, 1 patient was discontinued after > 1 year of treatment due to Grade 1 skin rash and Grade 2 oral ulcers that recurred with each cycle of Toca FC.

Ongoing Phase 3 Clinical Trial

In November 2015, we initiated the Phase 2 portion of a randomized, controlled Phase 2/3 clinical trial of Toca 511 & Toca FC against the current standard of care in recurrent HGG. In this clinical trial we are using doses of Toca 511 and Toca FC of 4 mL and 220 mg/kg/day, respectively, equivalent to the doses used in the Higher Dose Cohort of our Phase 1 resection injection trial. Enrollment criteria for patients in this clinical trial includes first or second recurrence of HGG, no prior treatment with bevacizumab for recurrent HGG, and a tumor size of less than or equal to five centimeters. We completed enrollment with 187 patients in the Phase 2 portion of this trial as of February 2017. Investigators may choose chemotherapy (lomustine or temozolomide) or antiangiogenic therapy (bevacizumab) for the control arm. We expect that the arms of the trial will be comparable through stratification at the time of 1:1 randomization based on performance status, geographic region and IDH1 mutation status. The primary endpoint for the trial is overall survival. The expected median overall survival for the control arm is 8.5 months based on the assumption that approximately 25% of patients will receive bevacizumab and the remainder will receive chemotherapy in the control arm. In this trial we are evaluating evidence for immunologic mechanisms of disease control and we will perform a detailed molecular analysis of RNA expression, IDH phenotypes and MGMT methylation status in resected tumors. We will continue to monitor blood for viral RNA, DNA and for Toca FC levels. This clinical trial is being conducted in the United States, Canada, Israel and South Korea. The principal investigator in the United States is Timothy Cloughesy, M.D., director of the neuro-oncology program at the University of California, Los Angeles.

Because overall survival is the primary endpoint, we did not request a Special Protocol Assessment from the FDA. At our Type B meeting with the FDA in March 2015, we and the FDA discussed the design of the trial and we subsequently finalized the protocol based upon the FDA’s feedback. We also discussed the possibility of providing the data from the Phase 2 portion of this clinical trial to the FDA prior to initiation of the Phase 3 portion of the trial. The FDA indicated that they would be willing to meet with us in an end of Phase 2 meeting to review the data if the results appear compelling.

In February 2017, the FDA granted Toca 511 & Toca FC Breakthrough Therapy Designation for the treatment of recurrent HGG. In June 2017, the EMA granted Toca 511 PRIME Designation for the treatment of patients with glioma.

Our PRIME and Breakthrough Therapy Designation application was based on data from three Phase 1 ascending-dose clinical trials involving 127 patients with recurrent brain cancer. The clinical data included results published in Science Translational Medicine, including safety data, patient survival data and data regarding durable, complete or partial tumor shrinkage as determined by independent radiology review. In addition, preclinical information was provided to the FDA supporting a novel immunological mechanism of action involving the depletion of immune-suppressive myeloid cells in the tumor microenvironment.

Breakthrough Therapy Designation indicates that preliminary clinical evidence demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapy. Breakthrough Therapy Designation intensifies FDA involvement to ensure an efficient drug development program and is an organizational commitment from the FDA to involve its senior managers.

In October 2017, based on our communications with the FDA under Breakthrough Therapy Designation, we modified the original two-step trial design (Phase 2 followed by Phase 3) into a seamless, Phase 3 pivotal trial, also known as the Toca 5 trial.

Intravenous Clinical Trial

In July 2016, we initiated a Phase 1b clinical trial in various types of metastatic solid cancer, including colorectal, pancreatic, breast, lung and melanoma to confirm the selective tumor transduction with the CD gene and CD protein expression following Toca 511 delivery already documented in HGG with intravenous delivery. New diagnoses of these cancers are estimated to exceed 700,000 per year in the United States and 5.4 million per year worldwide. In our metastatic cancer trial we plan to evaluate safety, presence of Toca 511 genes in tumors of patients with widely-disseminated disease, immunologic activity in blood and tumor such as changes in CD4, CD8 and immune-suppressive myeloid cells, and clinical activity such as tumor response and clinical benefit. We also plan, in this clinical trial, to evaluate Toca 511 & Toca FC in combination with one or more checkpoint inhibitors. Toca 511 will be administered by intravenous injection followed by (1) intratumoral injection following biopsy or (2) injection into the resection cavity wall following planned resection in the case of recurrent HGG or brain metastases.

Planned Clinical Trials

In 2018, we plan to advance our clinical development plan evaluating Toca 511 & Toca FC in patients with newly diagnosed HGG. The primary goals of this study will be to evaluate the safety and preliminary efficacy of Toca 511 delivered at the time of resection and Toca FC subsequently delivered in conjunction with radiation and temozolomide.

Preclinical Studies of Toca 511 and 5-FC

We believe our preclinical studies support the clinical development of Toca 511 & Toca FC in brain cancers both as a stand-alone regimen and in combination with current treatments. During preclinical testing of Toca 511 we observed that treatment with Toca 511 and 5-FC had two powerful mechanisms of action: direct killing of cancer cells and activation of the immune system against the cancer cells. 5-FC, which we use in our preclinical studies, is the active component of the Toca FC tablets we use in humans.

Preclinical Studies in Other Cancer Types

Our pipeline of proprietary programs has the potential to be applicable to a wide variety of cancers. For example, we have demonstrated biodistribution, tumor shrinkage, and long-term survival in colorectal, breast and bladder cancers in preclinical studies, in addition to our brain cancer models with an RRV containing CD and 5-FC.

Based on preclinical data, we believe Toca 511 & Toca FC has the potential to be effective in treating most cancer types. First, most human cancer cell lines that have been tested are permissive for Toca 511 and sensitive to Toca 511 and 5-FC at clinically relevant concentrations of 5-FC. Also, we have conducted in vivo studies in numerous cancer types, and the studies show that Toca 511 spreads through tumors, including after intravenous infusions into animals with highly-metastatic cancers. For example, in a metastatic colorectal cancer model with numerous lesions in the liver (below left), an RRV containing the GFP gene shows that intravenous administration of RRV is selectively present in the tumor tissue and leaves normal liver uninfected. Tumor metastases are identified by luciferase-based bioluminescence which closely overlays with the location of RRV expressing GFP (below right).

Images of same liver in colorectal cancer metastases model after intravenous RRV delivery

In this animal model, as in animals with the same colorectal cancer metastases (above) in the brain, Toca 511 and 5-FC caused tumor shrinkage, long-term survival and the generation of anti-tumor immunity sufficient to prevent re-challenge. The treated mice had an apparent 56% cure rate and such animals showed a dramatic decrease in the number of MDSCs in the tumor microenvironment and, overall, generated an anti-tumor immune response based on their ability to reject reimplanted tumors. Our treatment mechanism of action of immune activation against cancer is further supported by the ability to provide long-term survival to animals with cancer that receive lymphocytes from animals previously treated with Toca 511 and 5-FC.

We believe these cell culture and additional animal studies support the view that Toca 511 & Toca FC is generally active against cancer and drives our decision to evaluate this treatment against various types of cancers in clinical trials.

Manufacturing

Our lead product candidate, Toca 511 & Toca FC, consists of a biological component and a drug component, which are separately manufactured and are both covered by our proprietary intellectual property. The process for Toca 511 manufacturing and testing has been developed internally and we believe that the process itself and the expertise to design and implement this process as well as the testing are significant assets. The process and the vector composition are covered by patents, patent applications and trade secrets. The process for Toca FC (extended release 5-FC) was also designed internally. We rely on third-party contract manufacturing organizations, or CMOs, for both of these manufacturing processes to produce our final product for clinical use, as currently we do not own or operate manufacturing facilities. In addition we utilize contract testing organizations, or CTOs, for the establishment and performance of validated product release assays for Toca 511 & Toca FC material. For Toca FC and Toca 511, we require that our CMOs produce bulk drug substances and finished drug products compliant with current Good Manufacturing Practices, or cGMP, requirements and all other applicable laws and regulations. We plan to release material with appropriately qualified assays by our CTOs, who we require to operate under cGMP. We will retain final responsibility for product release and maintain an appropriate quality assurance capability to meet this need. We will continue to rely on CMOs and CTOs to manufacture and perform release testing, respectively, of our products for commercial sale. We maintain agreements with manufacturers and testing laboratories that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates and testing methods.

We use a viral producer cell line to create Toca 511 and currently rely on a sole-source CMO to manufacture Toca 511. We believe that our current manufacturing capacity for Toca 511 will be sufficient to support our ongoing and planned clinical trials. We plan to use this CMO for commercial manufacturing and plan to establish a second CMO to support our commercial supply needs.

Manufacturing for Toca FC generally encompasses both the chemical synthesis of the active pharmaceutical ingredient, or API, and its formulation and fill/finish of the final product. We currently utilize a single CMO in the United States for the production of the API and a single CMO for the manufacture of the final drug product tablets. We expect these preparations to supply sufficient Toca FC drug substance to complete the planned clinical trials. We believe we have the manufacturing capacity to supply the drug product tablets for our ongoing and planned clinical trials. We plan to use the current API and formulation CMOs for commercial supply.

We currently have no plans to build our own manufacturing capacity to manufacture Toca 511 or Toca FC.

License and Collaboration Agreements

Laboratory Services and License Agreement with Siemens

In November 2011, we entered into a laboratory services and license agreement with Siemens, which we amended in June 2015, pursuant to which we agreed to engage Siemens (i) to develop and perform certain in vitro diagnostic assays in connection with the cancer therapy trials of Toca 511 & Toca FC, (ii) concurrently and/or thereafter, to further develop, obtain FDA approval for, and perform one or more of such in vitro diagnostic assays as drug monitoring diagnostics for Toca 511 & Toca FC as Toca 511 & Toca FC receives marketing approval from the FDA, and (iii) following FDA approval of such in vitro diagnostic assay as a monitoring diagnostic, to perform such in vitro diagnostic monitoring assays as necessary in connection with post-marketing clinical trials of Toca 511 & Toca FC and, if appropriate, as commercial diagnostic tests. We granted Siemens the licensed intellectual property covered by the agreement on an exclusive and non-exclusive basis, depending on Siemens’ use of such intellectual property.

Under the terms of the agreement, Siemens paid us an initial upfront payment of $0.5 million. Additionally, beginning with the first commercial sale of a product that has received approval for clinical use under the agreement, Siemens will pay us a royalty in the 10-20 percent range of net assay revenue with respect to approved designated assay products and net sales revenue with respect to approved in vitro diagnostic products, until the fifth anniversary of such commercial sale, subject to certain reductions. Beginning with the first commercial sale of Toca 511 or Toca FC, we will pay a royalty to Siemens in the low single-digit percentage range on net product sales of Toca 511 & Toca FC for sales up to the mid-nine-digit dollar range per year, until the fifth anniversary of such commercial sale.

The term of this agreement will continue until the expiration of all payment obligations. The agreement provides that it may be terminated by either party upon written notice to the other party in the event of the other party’s material breach of the agreement if such breach remains uncured for 45 days, or in the event the other party files a voluntary petition in bankruptcy, is adjudicated as bankrupt or insolvent after all appeals are exhausted, makes a general assignment for the benefit of creditors or fails to discharge or have dismissed within 60 days an involuntary petition in bankruptcy filed against it. If market approval is rejected by the FDA, Siemens must provide us with prompt written notice. Should the parties be unable to reach mutual agreement regarding regulatory strategy within 20 business days of such notice, then either party may terminate the agreement upon written notice to the other party. Siemens may terminate the agreement for any reason upon 90 days prior written notice to us, provided that, notwithstanding such termination, Siemens must continue to provide the laboratory services for any of our trials the protocol for which has been submitted to FDA until the conclusion of such pre-approval trial. Siemens may also terminate the agreement if, after using commercially reasonable efforts, certain assay specifications are not achieved. If Siemens terminates the agreement for breach of contract by us, the licenses granted to Siemens will survive such termination and will become non-exclusive, perpetual and irrevocable, provided that Siemens will have the right to terminate any such license at any time upon written notice to us. If the agreement expires, or if the agreement is terminated by us for breach of contract by Siemens or for failure to reach an agreement on regulatory strategy, the restriction in the license granted to activities outside of the territory will terminate, and we will have the right to pursue development and commercialization of companion diagnostics for products with one or more other partners in the territory, and to grant to such other partners sublicenses of our rights under the agreement. If the agreement is terminated by either party for failure to reach an agreement on regulatory strategy, or by Siemens by 90 days written notice, for a minimum of 45 days after the later of (i) the termination date or (ii) completion of any required post-termination laboratory services and delivery to us of all results thereof, Siemens must retain any stocks of qualified reagents for the assays that remain as of Siemens’ completion of such laboratory services, and, upon our request made at any time during such 45-day period, Siemens must deliver such remaining stocks to us, provided that we shall have executed documentation reasonably satisfactory to Siemens acknowledging that the use of such reagents is restricted to investigational use pursuant to our IND, and any other use permitted by, and in compliance with, applicable laws, regulatory guidelines and regulatory approvals.

License Agreement with USC

In October 2007, we entered into a license agreement with the University of Southern California, or USC, pursuant to which we received a worldwide, exclusive license to, among other things, manufacture and market products utilizing inventions related to our RRV platform and other key technology.

Under the terms of the agreement, we paid an initial license fee to USC in the low six-digit dollar range and issued to USC shares of our common stock in an amount equal to the low single-digit percent range of all the number of shares of common stock issued at the time shares were issued to our six founders prior to the date of the agreement. Pursuant to the agreement, we owe USC a royalty in the low single-digit percent range of our and our sub-licensee’s net sales of products covered by the agreement. In addition, we owe USC an additional royalty in the low single-digit percent range of revenue from our sub-licensees. Once our and our sub-licensees net sales reach an amount in the mid-seven digit dollar range, the minimum annual royalty payment due to USC will be in the low six-digit dollar range. Our royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last valid claim in the licensed patent covering a licensed product in such country.

The term of this agreement will continue until all of our royalty payment obligations have expired unless terminated earlier. The agreement provides that it may be terminated by either party upon written notice to the other party in the event of the other party’s material breach of the agreement if such breach remains uncured for 45 days. We may terminate the agreement without cause upon 45 days’ advance written notice to USC. USC may also terminate the agreement upon notice to us upon (i) the declaration by a court of competent jurisdiction that we are bankrupt and our assets are to be liquidated pursuant to the U.S. Bankruptcy Code; (ii) upon the filing or institution by us of bankruptcy, liquidation or receivership proceedings under Chapter 7 of the U.S. Bankruptcy Code;

(iii) upon an assignment of a substantial portion of our assets for the benefit of creditors; or (iv) in the event a receiver or custodian is appointed in bankruptcy for all or substantially all of our business; provided, however, that in the case of any involuntary proceeding, such right to terminate shall only become effective if the proceeding is not dismissed within 120 days after the filing thereof. Upon termination of the agreement, all rights granted to or provided by each party to the other shall automatically and irrevocably revert to the granting party.

Grants

In August 2017, we were awarded a $2.0 million grant by the U.S. Food and Drug Administration Office of Orphan Products Development to support our Phase 3 clinical trial, or OOPD Grant. Under the grant agreement, we will be reimbursed for qualifying expenses over a four-year period subject to the availability of funds and satisfactory progress of the trial. At December 31, 2017, we had received $0.5 million relating to the OOPD Grant.

We have also received grants from the following entities: National Institutes of Health, Voices Against Brain Cancer, Musella Foundation, Accelerate Brain Cancer Cure, Inc., National Brain Tumor Society, American Brain Tumor Association, Adenoid Cystic Carcinoma Research Foundation, and Internal Revenue Service — Qualifying Therapeutic Discovery Project Program.

Sales and Marketing

We currently own exclusive worldwide development and commercial rights to our therapeutic product candidates and underlying viral technology platforms. We plan to build at the appropriate time a commercial infrastructure targeting oncologists, neuro-oncologists and neurosurgeons and related clinicians and health care workers in leading and regional cancer centers in the United States.

We anticipate that our commercial infrastructure will be built around a “high-touch” model to maximize patient access to our products. In addition to an internal team of dedicated medical sales, marketing, medical affairs, reimbursement, and commercial operations personnel we anticipate leveraging external capabilities such as contract pharmacy services. It is possible that a Risk Evaluation Mitigation Strategy program, or REMS, will be required for our products.

For our lead product candidate, Toca 511 & Toca FC for HGG, we have established a base of scientific familiarity with leading physicians in the United States, EU, Canada, South Korea, Israel and Japan. If we obtain regulatory approval, we expect that the base of familiarity we have built with leading international brain cancer centers during the conduct of our clinical trials, including the Toca 5 trial, will help drive market acceptance of our product. We believe that the majority of patients undergoing treatment for HGG in the United States are treated at approximately 60 brain cancer centers in the United States, many of which have participated in our clinical trials. Therefore, we believe a highly specialized, relatively small, medically-focused sales force, in addition to medical science liasons, will be sufficient to support the commercialization of our product.

Outside the United States, we may build our own commercial infrastructure or consider opportunities to enter into out-licensing or co-promotion agreements with other pharmaceutical or biotechnology companies to develop and/or commercialize our product candidates outside the United States.

We currently have very limited sales and marketing or distribution capabilities or in-house personnel specializing in these functions.

Intellectual Property

Intellectual property is of vital importance in our field and in biotechnology generally. We seek to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties.

We will also seek to rely on regulatory protection afforded through Orphan-Drug Designations, data exclusivity, market exclusivity and patent term extensions where available.

We have obtained Orphan-Drug Designation for Toca 511 & Toca FC for the treatment of GBM, which makes the product eligible for a period of orphan drug exclusivity, if approved in this indication, under certain conditions. We believe that approval under a biologics license application, or BLA, will be eligible for 12 years of market exclusivity in the United States, 10 years of market exclusivity in Europe and significant durations in other markets, which would be complementary to any relevant patent exclusivity.

Through licensing and developing our own portfolio, and as of February 2018, we have rights to thirteen issued patents in the United States, seven of which are assigned to us and six of which are exclusively licensed to us, and 63 issued and granted patents in foreign countries, 45 of which are assigned to us and 18 of which are exclusively licensed to us, 11 patent applications in the United States, all of which are assigned to us and 61 patent applications in foreign countries, all of which are assigned to us. We believe that the issued patents will provide coverage on our technology platform and product candidates until approximately 2030. We file intellectual property we believe to be key to our business at a minimum in jurisdictions including the United States, Europe and Japan. Our original core technology was licensed from USC and The Regents of the University of California. Families within the portfolio are directed to our RRV technology platform, the modified CD gene that we use in Toca 511, various other therapeutic modalities and genes for use with RRV, manufacturing methods for RRV, the extended release Toca FC formulation, various combination therapies with Toca 511 & Toca FC and other agents, intravenous administration of RRV and diagnostic assays for detection of RRV.

We possess significant knowledge relating to the construction, manufacture, development and protection of gene therapy products. Certain intellectual property we aim to protect through a trade secret strategy.

Competition

The biotechnology and pharmaceutical industries, and the immunotherapy subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. A wide variety of institutions, including large pharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and pharmaceutical companies developing products in immunotherapy and in our lead indication.

Companies developing other immunotherapy products generally fall within the following categories:

•

diversified pharmaceutical companies developing immunotherapies, including checkpoint inhibitors: AstraZeneca plc, Bristol-Myers Squibb Co., Celgene Corporation, F. Hoffman-La Roche AG, GlaxoSmithKline plc, Merck & Co., Inc., Novartis AG, Pfizer Inc. and Sanofi SA;

•

companies aimed at stimulating immune responses: Argos Therapeutics, Inc., Aduro Biotech, Inc., Advaxis, Inc., Idera Pharmaceuticals, Inc., Immune Design Corp., Incyte Corporation, NantKwest, Inc, New Link Genetic Corporation, Northwest Biotherapeutics, Inc., Stemline Therapeutics Inc., and Trillium Therapeutics Inc.;

•

companies developing CAR and TCR T cells include: Adaptimmune Therapeutics plc, Bellicum Pharmaceuticals, Inc., Cellectis S.A., Juno Therapeutics, Inc. (acquired by Celgene, Inc.), Kite Pharma, Inc. (acquired by Gilead Sciences, Inc.) and Novartis AG; and

•

companies developing virus-based technology: Amgen, Inc. (Imlygic (talimogene laherparepvec) approved by the FDA in 2015), Vascular Biogenics Ltd, DNAtrix, Inc., Ziopharm Oncology, Inc., Viralytics Ltd and Istari Oncology, Inc.

Approved treatments for HGG or GBM, a subset of HGG, include surgery, radiation and chemotherapy, the most widely used being temozolomide. Other approved treatments include the carmustine implant (marketed as Gliadel wafer by Arbor Pharmaceuticals, LLC), bevacizumab (marketed as Avastin by Genentech, Inc.), and NovoCure Limited’s personal electric field device, marketed as Optune (approved for the treatment of GBM). In addition to approved therapies, we expect that Toca 511 & Toca FC will compete with product candidates that we are aware of in clinical development by third parties, including nivolumab and ipilimumab (being developed as monocolonal antibodies targeting immune checkpoints, PD-1 and CTLA-4, for the treatment of GBM by Bristol-Myers Squibb Co.; currently in Phase 3 clinical trials), pembrolizumab (being developed as a monocolonal antibody targeting PD-1 for the treatment of GBM by Merck & Co., Inc.; currently in Phase 2 clinical trials), ABT414 (being developed as a monocolonal antibody targeting EGFR for the treatment of GBM by AbbVie Biotherapeutics Corporation; currently in Phase 2 clinical trials), VB-111 (being developed as an antiangiogenic agent delivered with adenovirus for recurrent GBM by Vascular Biogenics Ltd.; currently in Phase 3 clinical trials under a special protocol assessment), VAL-083 (a bi-functional alkylating agent in development for recurrent GBM by DelMar Pharmaceuticals Inc.; currently in Phase 1/2 clinical trials), TPI-207 (a 3 rd generation taxane in combination with bevacizumab in development for recurrent GBM by Cortice Biosciences; currently in Phase 1/2 clinical trials), martizomib (an alkylating proteasome inhibitor in development for GBM by Celgene Corporation in collaboration with Triphase Accelerator Corporation; currently in Phase 1 clinical trials), Ad-RTS-HIL-12 with veledimex in development for recurrent GBM by Ziopharm Oncology Inc.; currently in Phase 1 clinical trials, SL-701 (a GBM vaccine in development by Stemline Therapeutics Inc.; currently in Phase 2 clinical trials), PVSRIPO (a modified oncolytic polio virus being developed by Istari Oncology, Inc.), and a CAR T cells (being studied in Phase 1 clinical trials by University of Pennsylvania and City of Hope against EGFRvIII and interleukin-13 receptor alpha 2, respectively).

Any product candidates that we successfully develop and commercialize may compete with existing and new therapies that may become available in the future. The availability of reimbursement from government and other third-party payers will also significantly affect the pricing and competitiveness of our products.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than we are in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated mergers and acquisitions activity in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or cheaper than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our product’s entry. We believe the competitive factors that will determine the success of our programs will be the efficacy, safety, pricing and reimbursement, and convenience of our product candidates.

Government Regulation

Our most advanced product candidate, Toca 511 & Toca FC, is subject to regulation as a combination product in the U.S., which means that it is comprised of both a drug product and a biologic product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different Centers within the FDA. A combination product, however, is assigned to a Center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our Toca 511 & Toca FC product candidate, we believe that the primary mode of action is attributable to the biologic component of the product, which means that the Food and Drug Administration’s Center for Biologics Evaluation and Research, or CBER, has primary jurisdiction over premarket development. We have had formal communication with the Center for Drug Evaluation and Research, or CDER, acknowledging that CBER will be the lead review agency while CDER will be a consulting agency for the Toca FC product component. Accordingly, we are investigating Toca 511 & Toca FC pursuant to a single IND and we plan to seek approval of the combination product through a single BLA. Based on our discussions with the FDA to date, we do not anticipate that the FDA will require a separate marketing authorization for Toca FC, the small molecule drug component of the combination.

Combination products comprised of biological products, such as gene therapy products, and small molecule drugs, are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local, and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising, and other promotional practices involving combination products. In the United States, before clinical testing of such combination products, we must submit an IND to the FDA, which reviews the clinical protocol, and the IND must become effective before clinical studies may begin. In some instances, we must also submit our protocols to the U.S. National Institutes of Health, or NIH, through its Recombinant DNA Advisory Committee, or RAC, before initiating clinical testing of gene therapy products. FDA approval also must be obtained before marketing of combination products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Within the FDA, CBER regulates gene therapy products. CBER works closely with the NIH and its RAC, which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols, including informed consent documents. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing patients involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs.

Ethical, social, and legal concerns about gene therapy, genetic testing, and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies, or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

U.S. Combination Products Development Process

The process required by the FDA before a biological product, including our Toca 511 & Toca FC combination product candidate, may be marketed in the United States generally involves the following:

•

completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;
•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research patients and their health information, to establish the safety, purity, and potency of the proposed biological product for its intended use;

•	submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the components of the combination product are produced and tested to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and
•	FDA review and approval, or licensure, of the BLA.

Before testing any product candidate, including a gene therapy product, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of certain preclinical tests must comply with federal regulations and requirements including GLPs.

Where a gene therapy study is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, a protocol and related documentation has to be submitted to and the clinical trial registered with the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, however many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH is responsible for convening the RAC, a federal advisory committee, which discusses protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. Current NIH guidelines specify that RAC review of human gene transfer protocols should be limited to cases in which an oversight body, such as an Institutional Biosafety Committee or an Institutional Review Board, or IRB, determines that a protocol would significantly benefit from RAC review, and has been determined to meet certain additional criteria. The OBA will notify the FDA and the sponsor of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA web site and may be accessed by the public.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. With gene therapy protocols, if the FDA allows the IND to proceed, but the RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, patient selection and exclusion criteria, and the parameters to be used to monitor patient safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of clinical trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent, which must be signed by each clinical trial patient or his or her legal representative, and must monitor the clinical trial until completed. Clinical trials involving biological product candidates also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1.    The investigational product candidate is initially introduced into healthy human patients and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product candidate may be inherently too toxic to be ethically administered to healthy volunteers, the initial human testing is often conducted in patients; gene therapy is usually administered to patients in Phase 1 trials. This is also true in situations where toxicity can only be judged in patients with disease. An evaluation for preliminary evidence of efficacy can be performed at this time.

•

Phase 2.    The investigational product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminarily the efficacy of the product candidate for specific targeted diseases, and to generate hypotheses for the dosage tolerance, optimal dosage, and dosing schedule.

•

Phase 3.    Clinical trials are undertaken to evaluate further dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA recommends that sponsors observe patients for potential gene therapy-related delayed adverse events with agents such as those we are developing for a period of up to 15 years, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire, of clinical trial patients.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected adverse events, any findings from other trials, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for expedited reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the sponsor, or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the investigational product candidate has been associated with unexpected serious harm to patients.

There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. The NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System, which includes information on gene therapy trials and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these trials.

Concurrent with clinical trials, companies usually complete additional animal studies and also develop additional information about the physical characteristics of the components of a combination product as well as finalize processes for manufacturing the components in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the components of a combination product candidate do not undergo unacceptable deterioration over their shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials of an investigational biologic product, FDA approval of a BLA must be obtained before commercial marketing of the product. The BLA must include results of product development, laboratory, and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the combination product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any product for an indication for which orphan Designation has been granted. Currently we have Orphan-Drug Designation for Toca 511 & Toca FC for the treatment of GBM. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes annual program fees on prescription drugs or biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the application also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to an initial filing review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a REMS is necessary to assure the safe use of the product. If the FDA concludes that a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in substantial compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites, to assure that the clinical trials were conducted in compliance with GCP requirements. To assure cGMP, GLP and GCP compliance, an applicant must incur significant expenditure of time, money, and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently from how we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product candidate receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to assess further a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

One of the performance goals agreed to by the FDA under the PDUFA is to review 90% of original standard BLAs within 10 months of the 60 day filing date and 90% of original priority BLAs within six months of the 60 day filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Orphan-Drug Designation

Under the Orphan-Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. We have been granted Orphan-Drug Designation by the FDA for Toca 511 & Toca FC for the treatment of GBM, which is a subset of HGG, the indication that we are initially pursuing. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. There can be no assurance that we will receive Orphan-Drug Designation for additional indications or for any additional product candidates.

If a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. The Committee of Orphan Medicinal Products of the EMA has designated both flucytosine and vocimagene amiretrorepvec as orphan medicinal products indicated for the treatment of glioma. Orphan designation provides for a full waiver of Scientific Advice/Protocol Assistance fees in conjunction with small-medium enterprise.  Also included is a waiver of the fee for a marketing authorization application, and a 10-year market exclusivity upon approval which protects from market competition for similar medicines with similar indications.

Expedited Development and Review Programs

The FDA has four programs in place intended to facilitate and expedite development and review of new drugs and biologics intended to address unmet medical needs in the treatment of serious or life-threatening conditions: Fast Track Designation, Breakthrough Therapy Designation, accelerated approval, and priority review designation.

The Fast Track program is intended to expedite or facilitate the process for reviewing a new product if it is intended for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. Fast Track Designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. We have received Fast Track Designation of Toca 511 & Toca FC for the treatment of patients with recurrent HGG, to improve their overall survival.

A new product can receive Breakthrough Therapy Designation if it is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A Breakthrough Therapy Designation conveys all of the features of Fast Track Designation in addition to more intensive FDA guidance on an efficient development program, organizational commitment involving senior managers, and eligibility for priority review. Specifically, FDA intends to expedite the development and review of a Breakthrough Therapy by, where appropriate, intensively involving senior managers and experienced review staff in a proactive collaborative, cross-disciplinary review. Where appropriate, FDA also intends to assign a cross-disciplinary project lead for the review team to facilitate an efficient review of the development program. The FDA notes that a compressed drug development program still must generate adequate data to demonstrate that the drug or biologic meets the statutory standard for approval. Omitting components of the development program that are necessary for such a determination can significantly delay, or even preclude, marketing approval.

The FDA has granted Toca 511 & Toca FC Breakthrough Therapy Designation for the treatment of recurrent HGG. Our Breakthrough Therapy Designation application was based on data from three Phase 1 ascending-dose clinical trials involving 126 patients with recurrent brain cancer. The clinical data included results published in Science Translational Medicine, including safety data, patient survival data and data regarding durable, complete or partial tumor shrinkage as determined by independent radiology review. In addition, preclinical information was provided to the FDA supporting a novel immunological mechanism of action involving the depletion of immune-suppressive myeloid cells in the tumor microenvironment.

Breakthrough Therapy Designation indicates that preliminary clinical evidence demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapy. Breakthrough Therapy Designation intensifies FDA involvement to ensure an efficient drug development program and is an organizational commitment from the FDA to involve its senior managers. We have up to six months after receiving the Breakthrough Therapy Designation to request an Initial Comprehensive Multidisciplinary meeting to discuss the drug development program. This initial meeting is a Type B meeting, used to discuss the overarching, high-level plan for drug development. The discussion will include topics such as planned clinical trials and endpoints, any resizing or adaptations to the trials, plans for expediting the manufacturing development strategy and studies that potentially could be completed after approval. When Breakthrough Therapy Designation has been granted, the FDA is encouraged to meet regularly with the sponsor and subsequent meetings are considered Type B meetings and are established based on the needs of the program.

The FDA may grant Accelerated Approval to a product candidate for a serious or life-threatening condition upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Accelerated approval is usually contingent on a sponsor’s agreement to conduct adequate and well-controlled additional post-approval trials to verify and describe the product’s clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast Track Designation, Breakthrough Therapy Designation, PRIME Designation and accelerated approval do not change the standards for approval but may expedite the development process.

An application for a product candidate may be eligible to obtain Priority Review Designation if it is intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review.  Priority Review Designation does not change the standards for approval but may expedite the review process.

Post-Approval Requirements

Maintaining post-approval compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of combination products continues after approval, particularly with respect to cGMP. We rely, and expect to continue to rely, on third parties for the production and distribution of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to combination products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of combination products.

We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register the establishments where the approved products are made with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

U.S. Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Biosimilars and Exclusivity

The Biologics Price Competition and Innovation Act, or BPCIA, created an abbreviated approval pathway for biological products shown to be highly similar to, or interchangeable with, an FDA-licensed reference biological product. As of December 2017 there have been nine biosimilar products approved by the FDA. Two biosimilars have been approved to treat cancer.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

The BPCIA includes, among other provisions:

•	A 12-year exclusivity period from the date of first licensure of the reference product, during which approval of a 351(k) application referencing that product may not be made effective;
•	A four-year exclusivity period from the date of first licensure of the reference product, during which a 351(k) application referencing that product may not be submitted; and
•	An exclusivity period for certain biological products that have been approved through the 351(k) pathway as interchangeable biosimilars;

The BPCIA also establishes procedures for identifying and resolving patent disputes involving applications submitted under section 351(k) of the PHS Act.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric clinical trial in accordance with an FDA-issued “Written Request” for such a clinical trial.

Additional U.S. Regulation

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, for instance the Office of Inspector General, the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, among other things, our sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the physician payment transparency laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and similar state laws, each as amended.

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, may affect our business. These and other laws govern our use, handling and disposal of various biological, chemical, and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith is unlikely to have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Federal and State Fraud and Abuse Laws

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, CMS, other divisions of the U.S. Department of Health and Human Services, for instance, the Office of Inspector General, DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. These federal and state laws, which may not be applicable to us or our product candidates unless and until we obtain FDA marketing approval for any of our product candidates, include, among others, anti-kickback statutes, false claims statutes, transparency laws, privacy laws and regulation regarding providing drug samples, sales and marketing activities and our relationships with customers and payors as follows.

The federal Anti-Kickback Statute prohibits, among other things, individuals and entities from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, recommending, ordering, or arranging for the purchase, lease, recommendation or order of any health care item or service reimbursable, in whole or in part, under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

HIPAA created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payers, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, or knowingly making, using, or causing to be made or used, a false statement to get a false claim paid. Several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses.

The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and false claims laws, which apply to items and services, reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

We may also be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and their respective implementing regulations, including the final Omnibus Rule published on January 25, 2013, imposes requirements on certain types of entities, including certain healthcare providers, health plans, and healthcare clearinghouses, such as mandatory contractual terms, relating to the privacy, security, and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards and certain privacy standards directly applicable to business associates, which are independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other and from HIPAA in significant ways and may not have the same requirements, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act under the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, annually report to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

Because of the breadth of these laws and the narrowness of the exceptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, and results of operations. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to, without limitation, significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional integrity oversight and reporting obligations and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

In addition, as part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved products to physicians. This practice is regulated by the FDA and other governmental authorities, including, in particular, requirements concerning record keeping and control procedures. Any failure to comply with the regulations may result in significant criminal and civil penalties as well as damage to our credibility in the marketplace.

Coverage and Reimbursement

In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls (by law) and to reimbursement programs with varying price control mechanisms. In the United States, significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain product approval. A number of gene therapy products have been approved over the past year by the FDA. Although CMS subsequently approved its first method of coverage and reimbursement for one such product, the methodology has been subject to challenge by members of Congress. Often private payers follow the coverage and reimbursement decisions of the Medicare program, and it is difficult to predict how CMS may decide to cover and reimburse our product candidates, once approved, and those determinations are subject to change.

Moreover, the process for determining whether a third-party payer will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payer will pay for the drug product. Third-party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payer not to cover our product candidates could reduce physician utilization of our products once approved. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payer’s determination to provide coverage for a drug product does not assure that other payers will also provide coverage for the drug product. Coverage and reimbursement for new products can differ significantly from payer to payer. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payer separately and will be a time-consuming process. Additionally, third-party reimbursement may not be available or may not be adequate to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

The marketability of any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, an emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Third-party payers are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drugs, medical devices and medical services, in addition to questioning safety and efficacy. If these third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In March 2010, President Obama enacted the Affordable Care Act, which has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical and biotechnology industry. The Affordable Care Act will impact existing government healthcare programs and may result in the development of new programs.

Among the Affordable Care Act’s provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

•

a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% starting January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011; and

•	a licensure framework for follow on biologic products.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans, commonly referred to as the “donut hole”. We expect there will be additional challenges and amendments to the Affordable Care Act in the future as the Trump administration and the U.S. Congress will likely continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the fiscal year 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislation, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. Further, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further product price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain products under Medicare Part B, to allow some states to negotiate product prices under Medicaid, and to eliminate cost sharing for generic products for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We anticipate that the Affordable Care Act and other legislative reforms will result in additional downward pressure on the price that we receive for any approved product, if covered, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

Environmental Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, may affect our business. These and other laws govern our use, handling and disposal of various biological, chemical, and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith is unlikely to have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to influence otherwise a person working in an official capacity.

Government Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be subjected to different types of restrictions in different countries.

Whether or not we obtain FDA approval for a product, we must obtain the required approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application equivalent to an IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial authorization, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trials may start.

The requirements and process governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary from country to country. In all cases, the clinical trials are to be conducted in accordance with GCP, applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension, or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution in those countries.

Research and Development

Our research and development expenses were $29.1 million, $27.2 million and $19.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional information related to research and development expenditures.

Employees

As of December 31, 2017, we had 67 full-time employees, 20 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 54 employees are engaged in research and development activities and 13 employees are engaged in finance and general management activities including accounting, contracts, human resources, information technology, investor relations, marketing and business development. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Geographic Information

During 2017, 2016 and 2015, all of our long-lived assets were located within the United States.

Corporate Information

We were incorporated in Delaware in August 2007. Our principal executive offices are located at 3030 Bunker Hill Street, Suite 230, San Diego, California 92109. Our telephone number is (858) 412-8400. Our website address is www.tocagen.com.

This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available (free of charge) on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Information contained on, or that can be accessed through, our website or social medial sites does not constitute part of this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website and social media sites are intended to be inactive textual references only.

Tocagen, the Tocagen logo and other trademarks or service marks of Tocagen are the property of Tocagen. Other service marks, trademarks, and tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners. Except as set forth above and solely for convenience, the trademarks and tradenames in this Annual Report on Form 10-K are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700 million of outstanding equity securities held by non-affiliates, (iii) the date on which we issued more than $1 billion in non-convertible debt during the previous three years, or (iv) December 31, 2022. References herein to “emerging growth company” are intended to have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described in this section as well as those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes when evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks related to our business and industry

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage company with a limited operating history. We are not profitable and have incurred net losses in each year since our inception in 2007, including net losses of $38.9 million, $33.5 million and $23.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $166.9 million.

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

We will require substantial additional financing to achieve our goals, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently advancing our lead product candidate, Toca 511 & Toca FC, through clinical development and other product candidates through preclinical development. Developing gene therapy products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials.

As of December 31, 2017, our cash, cash equivalents and marketable securities were $88.7 million. We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2017 will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity and/or debt financings. We do not have any committed external source of funds. We may also consider new collaborations or selectively partner our technology or programs. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Since our inception in August 2007, we have devoted substantially all of our efforts to developing our gene therapy platform and our lead product candidate, Toca 511 & Toca FC. We are still developing our product candidates, and we have not completed development of any products. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with partners, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize product candidates. We do not anticipate generating revenues from sales of products for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

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

Because of the numerous risks and uncertainties associated with gene therapy product development, we are unable to predict the timing or amount of increased expenses or when we will be able to achieve or maintain profitability, if ever. In addition, our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, or foreign regulatory agencies, to perform studies and clinical trials in addition to those that we currently anticipate or if there are any delays in the development of any of our product candidates. If one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing such product candidates. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations, which may not be available to us on favorable terms, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our gene therapy product candidates are based on novel technology, which makes it difficult to predict the time and cost of product candidate development.

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

In addition, the clinical trial requirements of the FDA, the European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. In October 2015, the FDA approved Amgen Inc.’s oncolytic virus therapy, Imlygic (talimogene laherparapvec), for the local treatment of unresectable lesions in patients with melanoma recurrent after initial surgery and in December 2015, Imlygic was approved by the European Commission for early stage, unresectable melanoma that is regionally or distantly metastatic following a recommendation for marketing authorization as a gene therapy in Europe by the Committee for Advanced Therapies. In 2017, the FDA approved the first two CAR T cell therapy products: Novartis’ Kymriah (tisagenlecleucel), for the treatment of a type of leukemia and Kite Pharma’s Yescarta (axicabtagene ciloleucel), for the treatment of a type of lymphoma.  On December 19, 2017, the FDA approved Spark Therapeutics, Inc.’s Luxturna (voretigene neparvovec-rzyl), a new gene therapy, to treat children and adult patients with an inherited form of vision loss that may result in blindness. Two other gene therapy products have been approved in Europe, uniQure NV’s Glybera (alipogene tiparvovec), which received marketing authorization from the European Commission in 2012 and GlaxoSmithKline, Fondazione Telethon and Ospedale San Raffaele’s Strimvelis (GSK2696273), which was approved by the European Commission in 2016. The limited precedent for gene therapy approvals makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or Europe.

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

Our business and future success is substantially dependent on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidate, Toca 511 & Toca FC which is in clinical development. All of our product candidates, including Toca 511 & Toca FC, will require additional clinical and nonclinical development, regulatory review and approval in one or more jurisdictions, substantial investment, access to sufficient pre-commercial and commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because Toca 511 & Toca FC is our most advanced product candidate, and because all of our other future product candidates will likely be based on similar technology, if Toca 511 & Toca FC encounters safety or efficacy problems, developmental delays, regulatory issues or other problems, our development plans and business for our other product candidates would be significantly harmed.

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

In particular, recurrent high grade glioma, or HGG, the condition for which we are initially evaluating our lead product candidate, has a limited number of patients for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. For example, some clinical trials will be limited to patients with recurrent HGG who are scheduled for a repeat resection, for which there are fewer patients. Additionally, the process of finding and diagnosing patients may prove costly. Finally, our treatment necessitates that the patient be near one of our clinical trial sites, since periodic follow-up visits at the clinical trial site are contemplated in the protocols.

We currently plan to seek initial marketing approval in the United States and subsequently other pharmaceutical markets. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA, the EMA or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

In addition, from time to time, we may publish interim, “top-line,” initial, or preliminary data from our clinical studies. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Preliminary, initial, or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, initial, and preliminary data should be viewed with caution until the final data are available. Adverse changes between preliminary, initial, “top-line” or interim data and final data could significantly harm our business prospects. In the 127 patients who received Toca 511 in our Phase 1 clinical trials, treatment-related adverse events were reported in 32.3% of patients and these events were predominantly low grade (25.2%). The most common treatment-related adverse events were fatigue (11.8%), headache (5.5%), and convulsion (4.7%). In the 122 patients who received Toca FC in our ascending Phase 1 clinical trials, treatment-related adverse events were reported in 44.3% of patients and these events were predominantly low grade (41.0%). The most common treatment-related adverse events were fatigue (22.1%), diarrhea (13.9%), and nausea (9.8%). Treatment-related serious adverse events were reported in 6.3% of patients treated with Toca 511 and 1.6% of patients treated with Toca FC. In patients that received both Toca 511 and Toca FC, hematologic toxicity was infrequent and also low grade. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical trials. Additionally, our product candidates could potentially cause other adverse events that have not yet been predicted. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. Patients who will be administered Toca 511 & Toca FC in the HGG clinical trials are seriously or terminally ill and some of them may have immune impairment related to their treatment with temozolomide and dexamethasone. It is expected that some of the patients will die or experience major clinical events such as strokes, hydrocephalus, infections, brain swelling and pulmonary emboli either during the course of our clinical trials or after such trials, which has occurred in the past.  In some patients with evidence of drug activity from Toca 511 & Toca FC, new lesions have been observed, some of which continue to grow even with continued Toca FC treatment.

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

It is possible that our retroviral replicating vector, or RRV, product candidates will spread to healthy tissues and result in unknown side effects, and that any anticipated or unanticipated side effects may occur at doses required to achieve clinically relevant efficacy, which could prohibit or delay commercialization of our product candidates. Alternatively, our RRV product candidates might not spread rapidly enough through the tumor or transfer sufficient genetic material to the tumor to demonstrate efficacy sufficient for regulatory approval. In preclinical studies in rodent models, we observed that our vectors do not initially infect tumors in some locations as well as they infect tumors in other locations, which may limit treatment with our future product candidates to a limited number of cancer locations. Further, it is possible that the RRV might not spread fast enough through the brain cancer to have a beneficial effect or that the virus might not be able to reach certain parts of the tumor due to prior surgical removal of contiguous cancer tissue or from scarring resulting from surgery, chemotherapy, radiation or spontaneous tumor necrosis (cell death) or due to mechanical limitations such as the inability to insert the needle accurately into the tumor; the inability to push enough RRV volume into a tumor with a high pressure; the rapid diffusion of RRV from the injection site due to high intratumor pressure or due to the communication with the ventricular space, external cerebral spinal fluid or the entry into veins; or the inability to insert the needle into the tumor without damaging vital brain structures. It is possible that the cancers which we seek to treat with our product candidates will become resistant to infection with the virus or become resistant to the 5-FU (5-fluorouracil) produced from Toca FC, due to mutation within the cancer cells genes or due to mutation of Toca 511, including loss of the therapeutic gene, cytosine deaminase.

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

We expect to continue to rely on third parties to distribute, manufacture and perform release testing for our vectors, product candidates and other key materials and if such third parties do not carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approvals for our product candidates.

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

No manufacturer we know of currently has the direct experience or the demonstrated ability to produce our vectors and product candidates at reasonable commercial levels or under full commercial requirements. We have developed in-house, a more scalable manufacturing process for Toca 511, which we are transferring to one or more CMOs. We may run into technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. Further, we have not completed the characterization and validation activities necessary for commercial and regulatory approvals. If our manufacturing and testing partners do not satisfy such regulatory requirements, our commercialization efforts may be harmed.

Similarly, we currently have a single manufacturer of the active pharmaceutical ingredient for Toca-FC and another single manufacturer of the final drug product. We also rely on outside contractors to perform validated release testing for Toca FC. Currently we have not fully validated production of the drug product, Toca FC.

Even if we have developed manufacturing processes for Toca 511 and Toca FC and successfully implement them at third-party manufacturers, if such third-party manufacturers are unable to produce viral vectors and our product candidates in the necessary quantities, or in compliance with current good manufacturing practices, or cGMP, or in compliance with pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and sales of our products, if approved, may be materially harmed. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. We do not directly control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation.

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

Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals, the commercial success of our product candidates will depend in part on the medical community, patients, and third-party payors accepting gene therapy products in general, and our product candidates in particular, as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the clinical indications for which our product candidates are approved;
•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA;
•	the timing of market introduction of our product candidates as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the availability of favorable coverage, adequate reimbursement and pricing by third-party payors and government authorities;
•	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors, including government authorities;
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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain them, valuable employees and members of our management, scientific and development teams may terminate their employment with us at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of any of our executive officers or other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled scientific and medical personnel.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2017, we had 67 full-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management. There are a small number of individuals with experience in gene therapy and clinicians who have successfully developed drugs and the competition for such individuals is high. Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Our business operations may be disrupted and management’s attention may be diverted as we move to our new laboratory and office space in 2018, which could harm our business and prospects. We currently rely, and for the foreseeable future will continue to rely on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

Following receipt of Breakthrough Therapy Designation from the FDA, we redesigned our Phase 2/3 clinical trial of Toca 511 & Toca FC for the treatment of recurrent HGG to a single Phase 3 trial design and have included the 187 patients that were previously enrolled in the Phase 2/3 trial in the total of 380 patients expected to enroll in the redesigned trial. The interim or final analyses of this trial alone could support approval of a BLA for Toca 511 & Toca FC in the indication of recurrent HGG. However, the general approach for FDA approval of a new biologic or drug is to require dispositive data from two adequate and well-controlled Phase 3 clinical trials of the biologic or drug in the relevant patient population.

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

We have Orphan-Drug Designation for Toca 511 & Toca FC for the treatment of malignant glioma in addition to glioblastoma multiforme, or GBM, but we may be unable to maintain the benefits associated with Orphan-Drug Designation, including potential eligibility for any future market exclusivity.

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

A Fast Track Designation or Breakthrough Therapy Designation by the FDA or PRIME Designation by the EMA, may not actually lead to a faster development or regulatory review or approval process.

If a product candidate is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track Designation. Similarly, Breakthrough Therapy Designation may be granted by the FDA, or PRIME Designation may be granted by the EMA, to product candidates for serious conditions that have preliminary clinical evidence indicating the product candidate may offer substantial improvement over available therapy. The FDA and EMA have broad discretion whether or not to grant these designations, and even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA or EMA would decide to grant them. We have been granted Fast Track Designation and Breakthrough Therapy Designation for our Toca 511 & Toca FC product candidate for the treatment of recurrent HGG and PRIME designation for Toca 511 in glioma, but this is no assurance we will receive these designations for any future product candidates.  Further, even though we have received these designations for Toca 511 & Toca FC, we may not experience a faster development process, review or approval compared to conventional FDA or EMA procedures. The FDA or EMA may withdraw these designations if it believes that they are no longer supported by data from our clinical development program.

Our Toca 511 & Toca FC product may face competition sooner than anticipated, if approved.

The Biologics Price Competition and Innovation Act, or BPCIA, created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, privacy laws and other federal and state healthcare laws, and the failure to comply with such laws could result in substantial penalties. Our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

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

In addition, our current and future operations are subject to regulation under such laws, and if we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws would increase significantly, along with our costs associated with compliance with such laws. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including off-label promotion of our products, structuring of commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. The laws that may affect our ability to operate include, but are not limited to:

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, which impose criminal and civil penalties, through government, civil whistleblower or qui tam actions, on individuals and entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false, fictitious or fraudulent, or knowingly making, using or causing to be made or used, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

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

•	the U.S. Federal Food, Drug and Cosmetic Act, or FD&C Act, which prohibits, among other things, the adulteration or misbranding of drugs and medical devices; and
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare fraud and abuse laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. We may also be subject to state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; and to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. We may also be subject to state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In the European Union, Directive 95/46/EC (as amended) applies to identified or identifiable personal data processed by automated means and data contained in, or intended to be part of, non-automated filing systems as well as the transfer of such data to a country outside of the European Economic Area.  Effective as of May 25, 2018, Directive 95/46/EC will be replaced by the European Union’s General Data Protection Regulation (2016/679), or GDPR.  Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

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

A number of gene therapy products have been approved over the past year by the FDA. Although the Center for Medicare and Medicaid Services, or CMS, subsequently approved its first method of coverage and reimbursement for one such product, the methodology has been subject to challenge by members of Congress. Often private payors follow the coverage and reimbursement decisions of the Medicare program, and it is difficult to predict how CMS may decide to cover and reimburse our product candidates, if approved, and those determinations are subject to change. Any denial in coverage or reduction in reimbursement from Medicare or other government programs may result in a similar denial or reduction in payments from private payors, which may adversely affect our future profitability.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of any certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans, commonly referred to as the “donut hole”. Congress will likely consider other legislation to replace elements of the Affordable Care Act.  We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, including the BBA, will stay in effect through 2027 unless Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, payment methodologies including payment for any companion diagnostics may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and, beginning in 2018, CMS will pay for clinical laboratory services based on a weighted-average of reported prices that private payors, Medicare Advantage plans and Medicaid Managed Care plans pay for laboratory services.

Further recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further product price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain products under Medicare Part B, to allow some states to negotiate product prices under Medicaid, and to eliminate cost sharing for generic products for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

If we fail to comply with our obligations in the agreement under which we license intellectual property rights from the University of Southern California, or USC, or otherwise experience disruptions to our business relationships with USC or other future licensors, we could lose license rights that are important to our business.

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

Interference or derivation proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation, interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

If we, the University of Southern California, or USC, or one of our future licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Risks related to ownership of our common stock

The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

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

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (i.e. December 31, 2022), (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The NASDAQ Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to continue to result in substantial legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. These costs could decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations could make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We had 19,911,616 shares of common stock outstanding as of February 28, 2018. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock. In addition, as of December 31, 2017, 3,113,341 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our 2017 Equity Incentive Plan, or 2017 Plan, our management is authorized to grant stock options to our employees, directors and consultants.  The number of shares of our common stock reserved for issuance under our 2017 Plan will automatically increase on January 1 of each year through and including January 1, 2027, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors.  Additionally, the number of shares of our common stock reserved for issuance under our 2017 Employee Stock Purchase Plan, or the ESPP, will automatically increase on January 1 of each year through and including January 1, 2027, by the lesser of 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, 300,000 shares or a lesser number of shares determined by our board of directors.  Unless our board of directors elects not to increase the number of shares available for future grant each year under the 2017 Plan and the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall.

We have broad discretion in the use of working capital and may not use it effectively.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended, or IRC.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions).  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is unknown if and to what extent various states will conform to the newly enacted federal tax law.  The impact of this tax reform on holders of our common stock is likewise uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $137.8 million and $41.5 million, respectively. Our federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028.  If these net operating loss carryforwards expire unused, they will be unavailable to offset future income and reduce future income tax liabilities. In addition, under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. Under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and certain other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. We have completed an initial public offering and multiple rounds of financing since our inception which may have resulted in an ownership change or could result in an ownership change in the future. As of December 31, 2017, we have not completed a Section 382 and 383 analysis regarding any limitations on our NOLs and research and development credit carryforwards and such limitations could be significant. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our ability to use our NOLs and research and development credit carryforwards to offset our U.S. federal taxable income and taxes, as applicable, may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, similar rules may apply and there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Because we have an even number of members of our board of directors, deadlocks may occur in our board of directors’ decision-making process, which may delay or prevent critical decisions from being made.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2017, we leased a total of approximately 19,000 square feet of laboratory and office space located at 3030 Bunker Hill Street Suite 230, San Diego, California. The lease was amended in March 2018 to provide for an extension of the lease term until June 30, 2018. Additionally, we will continue to lease approximately 2,000 square feet of our existing laboratory and office space through December 31, 2018.

On January 10, 2018, we entered into a new lease, or New Lease, totaling approximately 39,000 square feet of laboratory and office space located at 4242 Campus Point Court, San Diego, California, or the New Premises. The commencement date of the New Lease will be the earlier of (a) June 1, 2018, (b) substantial completion of tenant improvements, or (c) the date we begin conducting business operations in all or any portion of the New Premises. We expect to use the New Premises as our new principal executive offices and for general office, research and development, lab and pilot manufacturing uses. The term of the New Lease is eight years and we have one option to extend the New Lease for a period of five additional years.

We believe our existing and new facilities are adequate to meet our business requirements for the foreseeable future and are sufficient and suitable for the conduct of our business.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “TOCA” on April 13, 2017. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of common stock as reported on the NASDAQ Global Select Market for the periods indicated:

	Price Range
	High	Low
Year Ended December 31, 2017
Second Quarter (beginning April 13, 2017)	$17.95	$10.25
Third Quarter	$14.12	$9.68
Fourth Quarter	$13.01	$8.60

Holders of Record

As of February 28, 2018, there were approximately 501 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. In addition, the terms of our loan and security agreement prohibit us from paying cash dividends.

Securities Authorized for Issuance Under Our Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on April 13, 2017, the date our common stock began trading on the NASDAQ Global Select Market, and its relative performance is tracked through December 31, 2017. The returns shown are based on historical results and are not intended to suggest future performance.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Tocagen Inc. under the Securities Act or the Exchange Act.

Recent Sales of Unregistered Securities

During the 12 months ended December 31, 2017, we issued and sold the following unregistered securities (excluding those previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K):

(1) In February 2017, we issued convertible promissory notes in an aggregate principal amount of $7.5 million to investors pursuant to a series of note purchase agreements. These notes and the notes that were issued during 2016, which aggregate into $11.1 million of principal plus accrued interest, converted into an aggregate of 1,109,176 shares of common stock in connection with our initial public offering.

(2) In March 2017, we granted stock options under our 2009 equity incentive plan, as amended, or the 2009 Plan, to purchase up to an aggregate of 103,934 shares of our common stock to certain of our employees at a weighted-average exercise price of $15.12 per share. From January 1, 2017 through April 12, 2017, 30,805 shares of common stock were issued upon the exercise of options granted to certain employees and consultants and the payment of $45,980 was made to us.

The offers, sales and issuances of the securities described in paragraph (1) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) (or Regulation D promulgated thereunder) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor under Rule 501 of Regulation D. No underwriters were involved in these transactions.

The offers, sales and issuances of the securities described in paragraph (2) were deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(2) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of such securities were our employees, directors or bona fide consultants and received the securities under our 2009 Plan.

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

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 13, 2017. Through the date hereof, we have used $9.7 million of the net proceeds from the offering. Pending such uses, we plan to continue investing the unused proceeds from this offering in fixed, non-speculative income instruments.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and the related notes thereto, each included elsewhere in this Annual Report on Form 10-K.

The statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2015 is derived from audited financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share data)
Statements of Operations Data
License revenue	$41	$49	$51
Operating expenses:
Research and development	29,113	27,218	19,172
General and administrative	8,557	4,522	3,833
Total operating expenses	37,670	31,740	23,005
Loss from operations	(37,629)	(31,691)	(22,954)
Other income (expense), net:
Interest income	595	215	126
Interest expense	(1,932)	(2,052)	(339)
Change in fair value of preferred stock warrants	37	50	111
Total other income (expense), net	(1,300)	(1,787)	(102)
Net loss	(38,929)	(33,478)	(23,056)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	(34)	58	(52)
Comprehensive loss	$(38,963)	$(33,420)	$(23,108)
Net loss per common share, basic and diluted	$(2.66)	$(15.22)	$(10.57)
Weighted-average number of common shares outstanding, basic and diluted	14,607,609	2,199,964	2,182,032

	As of December 31,
	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$88,725	$31,245	$58,910
Working capital	73,299	18,079	54,270
Total assets	92,073	35,351	62,175
Notes payable, current portion	7,200	7,200	600
Notes payable, net of current portion	3,625	10,241	16,873
Convertible promissory notes payable	—	3,398	—
Convertible promissory notes subscription liability	—	140	—
Preferred stock warrant liabilities	—	126	176
Convertible preferred stock	—	131,413	131,413
Accumulated deficit	(166,929)	(128,000)	(94,512)
Total stockholders’ equity (deficit)	71,082	(124,417)	(92,330)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Data” and our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” and in other parts of this Annual Report on Form 10-K. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

We are developing our lead product candidate, Toca 511 (vocimagene amiretrorepvec) & Toca FC (flucytosine), initially for the treatment of recurrent high grade glioma, or HGG, a brain cancer with limited treatment options, low survival rates and, therefore, a significant unmet medical need. We are conducting a randomized, controlled Phase 3 clinical trial of Toca 511 & Toca FC in patients with recurrent HGG, which is designed to serve as a registrational trial. In February 2017, the U.S. Food and Drug Administration, or FDA, granted Toca 511 & Toca FC Breakthrough Therapy Designation for the treatment of patients with recurrent HGG and in June 2017 the European Medicines Agency, or EMA, granted Toca 511 Priority Medicines, or PRIME, Designation for the treatment of patients with glioma. Breakthrough Therapy Designation indicates that preliminary clinical evidence demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapy. PRIME Designation indicates that there is a potential to benefit patients with unmet medical needs based on early clinical data. We also have Fast Track Designation (which may lead to expedited regulatory review of new products that treat serious diseases or conditions and demonstrate the potential to address an unmet medical need) from the FDA for Toca 511 & Toca FC for the treatment of recurrent HGG and Orphan-Drug Designation (a designation for a product that treats a rare disease or condition and which, if the product receives the first FDA approval for that disease or condition, may result in a period of regulatory exclusivity, subject to some exceptions) for the treatment of HGG.  The Committee for Orphan Medicinal Products of the EMA has designated both flucytosine and vocimagene amiretrorepvec as orphan medicinal products indicated for the treatment of glioma. The EMA provides several benefits to drug developers for developing drugs for orphan diseases.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the private placement of our convertible preferred stock, from which we received net proceeds of $131.4 million and our initial public offering in April 2017, from which we received net proceeds of $86.9 million. We have also received $17.7 million in net proceeds from the issuance of our notes payable, $10.9 million from the issuance of our convertible promissory notes payable, $2.1 million from private and federal grants, and a $0.5 million up-front payment from our license and collaboration agreement with Siemens Healthcare Diagnostics Inc., or Siemens.

Since our inception in August 2007, we have devoted substantially all of our efforts to developing our gene therapy platform and our lead product candidate, Toca 511 & Toca FC. We have never been profitable and have incurred significant operating losses in each year since our inception. We had an accumulated deficit of $166.9 million as of December 31, 2017. Substantially all of our net losses resulted from costs incurred in connection with our research, preclinical, clinical, product, regulatory and business development activities, as well as raising capital and building our infrastructure.

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

Accordingly, we will seek to fund our operations through equity and/or debt financings. We may also consider new collaborations or selectively partnering our technology or programs. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. In addition, subject to limited exceptions, our Loan Agreement (as defined below) also prohibits us from incurring indebtedness without the prior written consent of the lenders. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

On April 19, 2017, we completed our initial public offering whereby we sold an aggregate of 9,775,000 shares of common stock, at $10.00 per share, resulting in net proceeds of $86.9 million after underwriting discounts, commissions and offering costs.

In August 2017, we were awarded a $2.0 million grant payable over four years, by the FDA Office of Orphan Products Development to support our Phase 3 clinical trial of Toca 511 & Toca FC, or OOPD Grant. At December 31, 2017, we had received $0.5 million relating to the OOPD Grant.

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

In the future, we may generate revenue from a combination of product sales and royalties in connection with our Siemens agreement and any future marketing and distribution arrangements and other collaborations, strategic alliances and license arrangements, or a combination of these approaches. However, we do not expect to receive additional revenues unless and until we receive regulatory approval for product candidates or potentially enter into collaboration agreements. We do not expect any of our current product candidates to be commercially available in major markets for at least the next few years. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

The following table indicates our research and development expense by project for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Toca 511 & Toca FC	$27,471	$26,490	$18,211
Vector technology	1,642	728	961
Total	$29,113	$27,218	$19,172

We expect our research and development expenses to increase for the foreseeable future as we scale up our clinical trial and manufacturing activities and seek regulatory approval of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel, including stock-based compensation costs and travel expenses for our employees in executive, operational, finance and business development functions. Other general and administrative expenses include facility-related costs, consulting fees for human resources and operations, capital raising and information technology, insurance, professional fees for accounting and legal services, expenses associated with obtaining and maintaining patents, and costs associated with being a public company.

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

Change in Fair Value of Preferred Stock Warrants

Warrants for shares of preferred stock with conversion features are accounted for as liabilities in the accompanying balance sheets at their fair value on the date of issuance. The warrant liabilities are revalued at each balance sheet date until such instruments are exercised or expire, with changes in the fair value between reporting periods recorded as change in fair value of preferred stock warrants in the statement of operations. All preferred stock warrant liabilities were reclassified to equity in connection with our initial public offering.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

While our significant accounting policies are described in more detail in the Note 2 to our financial statements appearing at the end of this Annual Report on Form 10-K, we believe the following accounting policies to be most critical for fully understanding and evaluating our financial condition and results of operations.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to: investigative sites and contract research organizations in connection with clinical trials; service providers in connection with preclinical development activities; and service providers related to product manufacturing.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to our contract arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our service providers will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients, site initiation and the completion of clinical milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense balance accordingly.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amount actually incurred. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of stock awards, including stock options, and stock purchase rights granted to employees. For awards with time-based vesting provisions, we estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model and recognize the expense over the requisite service period of the awards which is generally the vesting period, on a straight-line basis. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the risk-free interest rate, the expected volatility, the expected term of the option, the expected dividend yield of our common stock and the estimated fair value of our common stock. For awards with performance-based vesting provisions, we estimate the fair value of stock option grants on the date of grant, or the date when all of the terms of the grant have been agreed to, if later, and recognize the expense based on the probability of the occurrence of the individual milestones at each reporting period. The expense is recognized over the implicit service period that commences once management believes the performance criteria are probable of being met. Prior to January 1, 2016, we estimated forfeitures at the time of grant with stock-based compensation expense based on awards that were ultimately expected to vest. Beginning January 1, 2016, upon adoption of new accounting guidance, we account for forfeitures when they occur, and reverse any compensation cost previously recognized for awards for which the requisite service has not been completed, in the period that the award is forfeited.

We calculate the estimated fair value of each non-employee stock option award at the date of grant using Black-Scholes option pricing model with the assumptions generally consistent with those used for employee stock options, with the exception of expected term, which is over the contractual life. These options are subject to periodic revaluation over their vesting terms.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a full valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

We record uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We will recognize interest and penalties in income tax expense if and when incurred.

Emerging Growth Company Status

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined that other than as disclosed in Note 2 to our financial statements included in this Annual Report on Form 10-K, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,		Increase
	2017	2016	(Decrease)
License revenue	$41	$49	$(8)
Research and development expenses	29,113	27,218	1,895
General and administrative expenses	8,557	4,522	4,035
Interest income	595	215	380
Interest expense	(1,932)	(2,052)	120
Change in fair value of preferred stock warrants	37	50	(13)

License revenue.    License revenue was $41,000 for the year ended December 31, 2017 as compared to $49,000 for the year ended December 31, 2016, a decrease of $8,000.

Research and development expenses.    Research and development expenses were $29.1 million for the year ended December 31, 2017, as compared to $27.2 million for the year ended December 31, 2016. The increase of $1.9 million, or 7%, was primarily due to increased personnel costs to support our ongoing Phase 3 clinical trial. We anticipate our research and development expenses will increase in future years.

General and administrative expenses.    General and administrative expenses were $8.6 million for the year ended December 31, 2017, as compared to $4.5 million for the year ended December 31, 2016. The increase of $4.0 million, or 89%, was primarily due to higher costs to support increased operations activity as we conduct our Phase 3 clinical trial and costs associated with being a public company. Stock-based compensation expense, which represents 47% of the increase, is due primarily to stock options granted to members of our board of directors, our chief executive officer and other employees.

Interest income.    Interest income was $0.6 million for the year ended December 31, 2017, as compared to $0.2 million for the year ended December 31, 2016. The increase of $0.4 was primarily due to our higher average cash balances earning interest at higher rates during 2017 compared to 2016.

Interest Expense.    Interest expense was $1.9 million for the year ended December 31, 2017 and represents $1.1 million in stated interest, $0.6 million in amortization of related debt issuance costs incurred on the outstanding principal amount of our borrowings under our notes payable and $0.2 million in interest on our convertible promissory notes payable. Interest expense was $2.1 million for the year ended December 31, 2016 and represents $1.5 million in stated interest and $0.6 million in amortization of related debt issuance costs incurred on the outstanding principal amount of our borrowings under our notes payable, and $24,000 in interest on our convertible promissory notes payable issued in November and December 2016.

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,		Increase
	2016	2015	(Decrease)
License revenue	$49	$51	$(2)
Research and development expenses	27,218	19,172	8,046
General and administrative expenses	4,522	3,833	689
Interest income	215	126	89
Interest expense	(2,052)	(339)	(1,713)
Change in fair value of preferred stock warrants	50	111	(61)

License revenue.    License revenue was $49,000 for the year ended December 31, 2016 as compared to $51,000 for the year ended December 31, 2015, a decrease of $2,000.

Research and development expenses.    Research and development expenses were $27.2 million for the year ended December 31, 2016, as compared to $19.2 million for the year ended December 31, 2015. The increase of $8.0 million, or 42%, was primarily due to continued increases in clinical and manufacturing costs incurred to support our Phase 2/3 clinical trial, as well as pre-initiation costs for our Phase 1b clinical trial in solid tumors during 2016.

General and administrative expenses.    General and administrative expenses were $4.5 million for the year ended December 31, 2016, as compared to $3.8 million for the year ended December 31, 2015. The increase of $0.7 million, or 18%, was primarily due to increased costs for supporting the higher level of company operations as we conducted our Phase 2/3 clinical trial.

Interest income.    Interest income was $0.2 million for the year ended December 31, 2016, as compared to $0.1 million for the year ended December 31, 2015. The increase of $89,000 was primarily due to our average cash balances earning interest at higher rates during 2016 compared to 2015.

Interest Expense.    Interest expense was $2.1 million for the year ended December 31, 2016 and represents $1.5 million in stated interest and $0.6 million in amortization of related debt issuance costs incurred on the outstanding principal amount of our borrowings under our notes payable, and $24,000 in interest on our convertible promissory notes payable issued in November and December 2016. Interest expense was $0.3 million for the year ended December 31, 2015 and represents $0.2 million in stated interest and $0.1 million in amortization of related debt issuance costs incurred on the outstanding principal amount of our borrowings under our notes payable issued in October 2015.

Liquidity and Capital Resources

We have incurred significant losses and cumulative negative cash flows from operations since our inception. As of December 31, 2017, we had an accumulated deficit of $166.9 million and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through equity and/or debt financings. We may also consider new collaborations or selectively partnering our technology or programs.

Since inception through December 31, 2017, we have funded our operations primarily through the private placement of our convertible preferred stock from which we received net proceeds of $131.4 million and our initial public offering from which we received net proceeds of $86.9 million. In addition, we have also received $17.7 million in net proceeds from the issuance of our notes payable, $10.9 million from the issuance of our convertible promissory notes payable, $2.1 million from private grant funding and federal grants, and a $0.5 million up-front payment under the Siemens license and collaboration agreement.

The loans under our loan and security agreement, or the Loan Agreement, with two lenders, dated October 30, 2015, are secured by substantially all of our assets other than our intellectual property (except rights to payment from the sale, licensing of disposition of such intellectual property). We borrowed $18.0 million upon execution of the Loan Agreement. Balances under the Loan Agreement accrue interest at the prime rate plus 4.5%, subject to a floor of 7.75%.  The interest rate as of December 31, 2017 was 8.75%. The loans under the Loan Agreement mature in May 2019 and are due in monthly payments of principal and interest. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the Loan Agreement.

As of December 31, 2017, we had $88.7 million in cash, cash equivalents and marketable securities.  Our available cash and marketable securities are invested in accordance with our investment policy, primarily with a view to preserve principal and maintain liquidity. Currently, our funds are held in FDIC insured cash accounts, certificates of deposits, money market funds and investment-grade fixed income securities.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$(31,133)	$(29,539)	$(21,042)
Investing activities	(27,707)	24,567	(24,928)
Financing activities	89,263	2,332	49,916
Net increase (decrease) in cash and cash equivalents	$30,423	$(2,640)	$3,946

Operating Activities.     Net cash used in operating activities was $31.1 million for the year ended December 31, 2017, and consisted primarily of a net loss of $38.9 million adjusted for a net increase in cash from operating assets and liabilities of $2.5 million, noncash stock-based compensation expense of $4.5 million, depreciation expense of $0.3 million and noncash interest expense of $0.6 million. The $2.5 million net increase in cash from operating assets and liabilities is due primarily to a $3.2 million increase in our accounts payable and accrued liabilities resulting mainly from increased accrued payroll and related liabilities and continued increases in clinical costs incurred to support our clinical trials, primarily offset by a $0.7 million increase in prepaid expenses related to our manufacturing costs.

Net cash used in operating activities was $29.5 million for the year ended December 31, 2016, and consisted primarily of a net loss of $33.5 million adjusted for a net increase in cash from operating assets and liabilities of $1.8 million, noncash stock-based compensation expense of $1.3 million, depreciation expense of $0.3 million and noncash interest expense of $0.6 million. The $1.8 million net increase in cash from operating assets and liabilities is due primarily to a $2.1 million increase in our accounts payable and accrued liabilities resulting mainly from continued increases in clinical and manufacturing costs incurred to support our clinical trials and increased accrued payroll and related liabilities, primarily offset by a $0.2 million increase in prepaid expenses related to our clinical trial costs.

Net cash used in operating activities was $21.0 million for the year ended December 31, 2015, and consisted primarily of a net loss of $23.1 million adjusted for a net increase in cash from operating assets and liabilities of $0.7 million, noncash stock-based compensation expense of $1.1 million, depreciation expense of $0.2 million, noncash interest expense of $0.1 million and a noncash reduction in the fair value of our preferred stock warrants of $0.1 million. The $0.7 million net increase in cash from operating assets and liabilities is due primarily to a $1.9 million increase in our accounts payable and accrued liabilities resulting mainly from continued increases in clinical and manufacturing costs incurred to support our clinical trials and increased accrued payroll and related liabilities, primarily offset by a $1.1 million increase in prepaid expenses related to our clinical trial costs.

Investing Activities.     Net cash used in investing activities for the year ended December 31, 2017 was $27.7 million and consisted of purchases of marketable securities of $70.8 million and the purchase of property and equipment of $0.7 million offset primarily by proceeds from the maturity of marketable securities of $43.7 million.

Net cash provided by investing activities for the year ended December 31, 2016 was $24.6 million and consisted of proceeds from the maturity of marketable securities of $48.1 million, primarily offset by purchases of marketable securities of $23.0 million and the purchase of property and equipment of $0.5 million.

Net cash used in investing activities for the year ended December 31, 2015 was $24.9 million and consisted primarily of purchases of marketable securities of $59.9 million and purchases of property and equipment of $0.2 million, primarily offset by proceeds from the maturity of marketable securities of $35.2 million.

Financing activities.    Net cash provided by financing activities for the year ended December 31, 2017 was $89.3 million and consisted primarily of net proceeds from our initial public offering of common stock of $88.6 million and $7.3 million from the issuance of convertible promissory notes payable and convertible promissory note subscriptions which were offset by $7.2 million in principal payments on our notes payable.

Net cash provided by financing activities for the year ended December 31, 2016 was $2.3 million and consisted primarily of net proceeds of $3.5 million from the issuance of convertible promissory notes payable and convertible promissory note subscriptions which was offset by $0.6 million in principal payments on our notes payable and $0.6 million in cash paid for deferred equity issuance costs.

Net cash provided by financing activities for the year ended December 31, 2015 was $49.9 million and consisted primarily of (i) the sale of 6,376,037 shares of our Series H convertible preferred stock for net proceeds of $33.4 million, of which $0.4 million was received in late December 2014 for subscription agreements that did not close until 2015, (ii) $17.7 million in net proceeds from the issuance of our notes payable in October 2015, and (iii) $0.2 million from the issuance of common stock in connection with the exercise of stock options. These proceeds were primarily offset by $1.0 million in cash paid for deferred equity issuance costs.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses for personnel, third-party clinical research and development services, laboratory expenses, regulatory expenses, marketing, and general and administrative expenses. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2017 will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner that we currently expect. Furthermore, our operating plan may change and we may need additional funds sooner than planned.

The successful development of any product candidate is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of Toca 511 & Toca FC or our other current and future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of product candidates. This is due to the numerous risks and uncertainties associated with developing immunotherapies, including the uncertainty of:

•	the progress, timing, costs and results of our ongoing Phase 3 clinical trial of Toca 511 & Toca FC;
•	the progress, timing, costs and results of our Phase 1 dose escalation clinical trials that include our intratumoral study, resection study, and intravenous study;
•	the progress, timing, costs and results of development for Toca 511 & Toca FC for the treatment of metastatic solid tumors;
•	the progress, timing, costs and results of development for our other future product candidates;
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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2017 that will affect our future liquidity (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable	$11,631	$7,200	$4,431	$—	$—
Operating lease obligation	$71	$71	$—	$—	$—
Total	$11,702	$7,271	$4,431	$—	$—

On January 10, 2018, we entered into a new lease, or the New Lease, totaling approximately 39,000 square feet of laboratory and office space located at 4242 Campus Point Court, San Diego, California, or the New Premises. The commencement date of the New Lease will be the earlier of (a) June 1, 2018, (b) substantial completion of tenant improvements, or (c) the date we begin conducting business operations in all or any portion of the New Premises. We expect to use the New Premises as our new principal executive offices and for general office, research and development, lab and pilot manufacturing uses. The term of the New Lease is eight years and we have one option to extend the New Lease for a period of five additional years.

Annual base rental lease obligations related to the New Lease are as follows (in thousands):

Years ended December 31:
2018	$384
2019	1,802
2020	1,945
2021	2,013
2022	2,083
Thereafter	7,674
Total	$15,901

The New Lease provides for an abatement of a portion of the lease payments for the first nine months of the lease term as well as a tenant improvement allowance of approximately $1.2 million. We expect to pay for leasehold improvements in excess of the tenant improvement allowance. In the event of a default of certain of our obligations under the New Lease, the landlord would have the right to terminate the New Lease.

Our existing laboratory and office lease at 3030 Bunker Hill Street Suite 230 was amended in March 2018 to provide for an extension of the lease term until June 30, 2018. Additionally, we will continue to lease approximately 2,000 square feet of our existing laboratory and office space through December 31, 2018. Our annual base rental lease obligation in 2018 under our existing building lease is approximately $0.2 million.

We also have obligations under license, collaboration and various grant agreements to make future payments to third parties that become due and payable on the achievement of certain commercial milestones. We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these events is not fixed and determinable. These commitments are listed as follows:

•

Pursuant to the technology license agreement with the University of Southern California, or USC, we are obligated to pay an annual royalty to USC starting in the second full calendar year when the net sales of products using the technology covered by the agreement reach a mid-seven-digit dollar range and until such time that the last valid claim of the patents covering our products expires. We are subject to pay interest if and when we become delinquent in our royalty payments.

•

Pursuant to the collaborative agreement with Siemens, we are obligated to pay Siemens a royalty amount up to the mid-nine-digit dollar range per year on our brain cancer product sales in the first five years of such commercial sales.

•

Pursuant to the agreement for a grant we received from Accelerate Brain Cancer Cure, Inc., or ABC2, we are obligated to pay an amount up to a maximum of $0.2 million to ABC2 if and when the net sales of our initial product candidate reach a total of $5.0 million within 10 years of the grant date. In addition, the ABC2 grant includes a conversion option whereby the payment amount may be converted, at our option, to common stock under certain circumstances.

•

Pursuant to the agreement for a grant we received from the American Brain Tumor Association, or ABTA, we are obligated to pay an amount up to a maximum of $0.2 million to ABTA if and when the net sales of our initial product candidate reach a total of $5.0 million within 10 years of the ABTA grant date.

•

Pursuant to the agreement for a grant we received from Voices Against Brain Cancer, or VABC, we are obligated to pay an amount up to a maximum of $0.3 million to VABC if and when (1) the net sales of our initial product candidate reach a total of $5.0 million within five years of the VABC grant date, or (2) we enter into a definitive agreement for a favorable transaction resulting in (a) the sale of all or substantially all of our capital stock in a transaction other than an initial public offering, (b) a favorable merger transaction of us with another entity, or (c) the sale of all or substantially all of our assets for cash within a certain time period. In addition, the VABC Grant includes a conversion option whereby VABC can elect to receive the payment in shares of our common stock under certain circumstances.

We enter into contracts in the ordinary course of business with clinical sites for the conduct of clinical trials, service providers for product manufacture and preclinical research studies, professional consultants for expert advice and other vendors for laboratory and research supplies and services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. In addition, these contracts have indemnification clause whereby we indemnify, defend, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by third party claims arising out of the indemnified party’s performance of service. The term of these indemnification clauses is perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification clauses is unlimited. We have not incurred costs to defend lawsuits or settle claims related to these indemnification clauses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in securities of high credit quality. As of December 31, 2017, we had cash, cash equivalents and marketable securities of $88.7 million consisting of cash and investments in certificates of deposit, money market funds, and investment-grade fixed income securities. A significant portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included after the Signatures page of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Internal Control over Financial Reporting

Because of their inherent limitations, our disclosure controls and procedures and our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to risks, including that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated herein by reference.

We have adopted a written Code of Business Conduct and Ethics, or Ethics Code, that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Ethics Code is available on our website at www.tocagen.com. If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Ethics Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial statements:

The Financial Statements of Tocagen Inc. and Report of Independent Registered Public Accounting Firm are included after the Signatures page of this Annual Report on Form 10-K beginning on page F-1.

(a)(2)	Financial Statement Schedules:

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

(a)(3)	Exhibits

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 19, 2017.
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on April 19, 2017.
4.1

Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

4.2

Warrant to Purchase Common Stock, dated June 5, 2013, issued to Voices Against Brain Cancer, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

4.3†

Research and Development Grant Agreement, dated June 5, 2013, by and between the Registrant and Voices Against Brain Cancer, incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

4.4

Warrant to Purchase Stock, dated October 30, 2015, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

4.5

Warrant to Purchase Stock, dated October 30, 2015, issued to Silicon Valley Bank, incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574) , as amended, originally filed on March 9, 2017.

10.1+

Form of Indemnity Agreement by and between the Registrant and its directors and officers, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

10.2+

Tocagen Inc. 2009 Equity Incentive Plan and Forms of Option Grant Notice, Option Agreement and Notice of Exercise thereunder, as amended, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

10.3+

Tocagen Inc. 2017 Equity Incentive Plan and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder, incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

10.4+

Tocagen Inc. 2017 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

10.5†

Laboratory Services and License Agreement, effective as of November 17, 2011, by and between the Registrant and Siemens Healthcare Diagnostics Inc., incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

10.6†

First Amendment to Laboratory Services and License Agreement, effective as of June 19, 2015, by and between the Registrant and Siemens Healthcare Diagnostics Inc., incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

10.7†

License Agreement, effective as of October 22, 2007, by and between the Registrant and University of Southern California, incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

10.8

Lease, dated July 21, 2008, by and between the Registrant and BMR-3030 Bunker Hill Street LLC, as amended through Sixteenth Amendment to Lease, dated July 5, 2016, incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

10.9

Loan and Security Agreement, dated October 30, 2015, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

10.10+	Tocagen Inc. Annual Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017.
10.11+*	Tocagen Inc. Amended and Restated Non-Employee Director Compensation Policy.
10.12+*	Amended and Restated Executive Employment Agreement, dated February 12, 2018, by and between the Registrant and Martin J. Duvall.
10.13+*	Amended and Restated Executive Employment Agreement, dated February 12, 2018, by and between the Registrant and Mark Foletta.
10.14+*	Executive Employment Agreement, dated February 12, 2018, by and between the Registrant and Asha Das, M.D.
10.15+*	Executive Employment Agreement, dated February 12, 2018, by and between the Registrant and Douglas Jolly, Ph.D.
10.16*	Lease Agreement by and between the Registrant and AP3-SD1 Campus Point LLC, dated December 21, 2017.

10.17*

Seventeenth Amendment to Lease, dated July 25, 2017, by and between the Registrant and BMR-3030 Bunker Hill Street LLC and Eighteenth Amendment to Lease, dated March 7, 2018, by and between the Registrant and BMR-3030 Bunker Hill Street LLC.

23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Label Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TOCAGEN INC.

Date: March 9, 2018	By:	/s/ MARTIN J. DUVALL
Martin J. Duvall
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin J. Duvall and Mark Foletta, and each of them, as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin J. Duvall	Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 9, 2018
Martin J. Duvall

/s/ Mark Foletta	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2018
Mark Foletta

/s/ Faheem Hasnain	Chairman of the Board of Directors	March 9, 2018
Faheem Hasnain

/s/ Franklin M. Berger	Member of the Board of Directors	March 9, 2018
Franklin M. Berger

/s/ Thomas E. Darcy	Member of the Board of Directors	March 9, 2018
Thomas E. Darcy

/s/ Harry E. Gruber, M.D.	Member of the Board of Directors	March 9, 2018
Harry E. Gruber, M.D.

/s/ Lori Kunkel, M.D.	Member of the Board of Directors	March 9, 2018
Lori Kunkel, M.D.

/s/ David Parkinson, M.D.	Member of the Board of Directors	March 9, 2018
David Parkinson, M.D.

/s/ Paul Schimmel, Ph.D.	Member of the Board of Directors	March 9, 2018
Paul Schimmel, Ph.D.

INDEX TO FINANCIAL STATEMENTS

TOCAGEN INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Tocagen Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tocagen Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008

San Diego, California

March 9, 2018

TOCAGEN INC.

BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$35,933	$5,510
Marketable securities	52,792	25,735
Prepaid expenses and other current assets	1,904	1,216
Total current assets	90,629	32,461
Property and equipment, net	1,217	743
Other assets	227	2,147
Total assets	$92,073	$35,351
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,951	$1,666
Accrued liabilities	8,120	5,437
Notes payable, current portion	7,200	7,200
Deferred license revenue	36	45
Deferred grant funding	23	34
Total current liabilities	17,330	14,382
Notes payable, net of current portion	3,625	10,241
Convertible promissory notes payable (due to related parties of $0 and $1,025 at December 31, 2017 and December 31, 2016, respectively)	—	3,398
Convertible promissory notes subscription liability	—	140
Long-term portion of deferred license revenue	36	68
Preferred stock warrant liabilities	—	126
Total liabilities	20,991	28,355
Commitments and contingencies
Convertible preferred stock, $0.001 par value; 51,000,000 shares authorized at December 31, 2016; 46,163,605 shares issued and outstanding at December 31, 2016; aggregate liquidation preferences of $131,720 at December 31, 2016	—	131,413
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2017; no shares issued or outstanding at December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 and 77,800,000 shares authorized at December 31, 2017 and December 31, 2016, respectively; 19,882,551 and 2,202,517 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	20	2
Additional paid-in capital	238,025	3,581
Accumulated deficit	(166,929)	(128,000)
Accumulated other comprehensive loss	(34)	—
Total stockholders’ equity (deficit)	71,082	(124,417)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$92,073	$35,351

The accompanying notes are an integral part of these financial statements.

TOCAGEN INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
License revenue	$41	$49	$51
Operating expenses:
Research and development	29,113	27,218	19,172
General and administrative	8,557	4,522	3,833
Total operating expenses	37,670	31,740	23,005
Loss from operations	(37,629)	(31,691)	(22,954)
Other income (expense), net:
Interest income	595	215	126
Interest expense	(1,932)	(2,052)	(339)
Change in fair value of preferred stock warrants	37	50	111
Total other income (expense), net	(1,300)	(1,787)	(102)
Net loss	(38,929)	(33,478)	(23,056)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	(34)	58	(52)
Comprehensive loss	$(38,963)	$(33,420)	$(23,108)
Net loss per common share, basic and diluted	$(2.66)	$(15.22)	$(10.57)
Weighted-average number of common shares outstanding, basic and diluted	14,607,609	2,199,964	2,182,032

The accompanying notes are an integral part of these financial statements.

TOCAGEN INC.

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	39,787,568	$97,973	2,175,687	$2	$1,019	$(71,456)	$(6)	$(70,441)
Issuance of Series H convertible preferred stock, net of issuance costs	6,376,037	33,440	—	—	—	—	—	—
Exercise of stock options	—	—	22,165	—	157	—	—	157
Stock-based compensation	—	—	—	—	1,062	—	—	1,062
Other comprehensive loss	—	—	—	—	—	—	(52)	(52)
Net Loss	—	—	—	—	—	(23,056)	—	(23,056)
Balance at December 31, 2015	46,163,605	131,413	2,197,852	2	2,238	(94,512)	(58)	(92,330)
Cumulative effect of accounting change	—	—	—	—	10	(10)	—	—
Balance at January 1, 2016	46,163,605	131,413	2,197,852	2	2,248	(94,522)	(58)	(92,330)
Exercise of stock options	—	—	4,665	—	10	—	—	10
Stock-based compensation	—	—	—	—	1,323	—	—	1,323
Other comprehensive income	—	—	—	—	—	—	58	58
Net Loss	—	—	—	—	—	(33,478)	—	(33,478)
Balance at December 31, 2016	46,163,605	131,413	2,202,517	2	3,581	(128,000)	—	(124,417)
Exercise of stock options	—	—	55,669	—	81	—	—	81
Issuance of common stock pursuant to employee stock purchase plan	—	—	50,121	—	426	—	—	426
Stock-based compensation	—	—	—	—	4,451	—	—	4,451
Fractional shares adjustment upon reverse stock split	—	—	2	—	—	—	—	—
Preferred stock converted into shares of common stock	(46,163,605)	(131,413)	6,690,066	7	131,403	—	—	131,410
Initial public offering of common shares, net of issuance costs	—	—	9,775,000	10	86,938	—	—	86,948
Convertible promissory notes converted into shares of common stock, net of costs to issue	—	—	1,109,176	1	11,056	—	—	11,057
Preferred stock warrant liabilities converted into warrants to purchase shares of common stock	—	—	—	—	89	—	—	89
Other comprehensive loss	—	—	—	—	—	—	(34)	(34)
Net Loss	—	—	—	—	—	(38,929)	—	(38,929)
Balance at December 31, 2017	—	$—	19,882,551	$20	$238,025	$(166,929)	$(34)	$71,082

The accompanying notes are an integral part of these financial statements.

TOCAGEN INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net loss	$(38,929)	$(33,478)	$(23,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,451	1,323	1,062
Depreciation	292	255	232
Noncash interest expense	590	570	94
Change in fair value of preferred stock warrants	(37)	(50)	(111)
Amortization of premium (discount) on investments, net	(19)	(9)	5
Gain on disposal of property and equipment	—	(20)	(15)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(679)	(157)	(1,072)
Accounts payable	304	586	571
Accrued liabilities	2,946	1,547	1,301
Deferred license revenue	(41)	(49)	(51)
Deferred grant funding	(11)	(57)	(2)
Net cash used in operating activities	(31,133)	(29,539)	(21,042)
INVESTING ACTIVITIES
Proceeds from the sale/maturity of marketable securities	43,725	48,095	35,158
Purchases of marketable securities	(70,797)	(23,003)	(59,870)
Purchases of property and equipment	(655)	(525)	(231)
Proceeds from sale of property and equipment	20	—	15
Net cash (used in) provided by investing activities	(27,707)	24,567	(24,928)
FINANCING ACTIVITIES
Proceeds from offering of common stock, net of issuance costs	88,618	—	—
Proceeds from issuance of convertible promissory notes, net of issuance costs	7,338	3,374	—
Proceeds from convertible promissory note subscriptions	—	140	—
Proceeds from issuance of notes payable, net of issuance costs	—	—	17,666
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	33,075
Principal payments on notes payable	(7,200)	(600)	—
Proceeds from issuance of common stock	507	10	157
Cash paid for deferred equity issuance costs	—	(592)	(982)
Net cash provided by financing activities	89,263	2,332	49,916
Net increase (decrease) in cash and cash equivalents	30,423	(2,640)	3,946
Cash and cash equivalents, beginning of period	5,510	8,150	4,204
Cash and cash equivalents, end of period	$35,933	$5,510	$8,150
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,210	$1,460	$124
Noncash investing and financing activities:
Convertible preferred stock converted into shares of common stock	$131,410	$—	$—
Convertible promissory notes principal and accrued interest converted into shares of common stock	$11,057	$—	$—
Preferred stock warrant liabilities converted into warrants to purchase shares of common stock	$89	$—	$—
Fair value of preferred stock warrants issued in connection with notes payable	$—	$—	$287
Deferred equity issuance costs paid in previous periods reclassified to equity on effective date of initial public offering	$1,574	$—	$—
Deferred equity issuance costs in accounts payable and accrued liabilities	$96	$226	$543
Property and equipment purchases included in accounts payable and accrued liabilities	$111	$28	$—

The accompanying notes are an integral part of these financial statements.

TOCAGEN INC.

NOTES TO FINANCIAL STATEMENTS

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

From inception through December 31, 2017, the Company has devoted substantially all of its efforts to developing its gene therapy platform and its lead product candidate, Toca 511 & Toca FC, as well as raising capital and building its infrastructure. The Company has not generated revenues from its principal operations.

Initial Public Offering

On April 19, 2017, the Company completed its initial public offering (IPO), whereby the Company sold an aggregate of 9,775,000 shares of its common stock, at $10.00 per share, resulting in net proceeds of $86.9 million after underwriting discounts, commissions and offering costs of $10.8 million, of which $9.1 million of the costs were paid during the twelve months ended December 31, 2017.

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

Liquidity

The Company has a limited operating history and the sales and income potential of the Company’s business and patient markets are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. As of December 31, 2017, the Company had an accumulated deficit of $166.9 million and working capital of $73.3 million available to fund future operations. As the Company continues to incur net losses, its transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. The Company plans to continue to fund its losses from operations and capital funding needs through debt and equity financing, or through collaborations or partnerships with other entities. Debt or equity financing, or collaborations and partnerships with other entities may not be available on a timely basis on terms acceptable to the Company, or at all.

In performing the first step of the assessment under Accounting Standards Codification Topic 205-40, Presentation of Financial Statements - Going Concern, the Company concluded that, based on its cash resources available as of December 31, 2017, which include the $86.9 million in net proceeds obtained from its IPO, it will have sufficient resources to fund its business for at least the next 12 months from the date of this filing.

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

2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Marketable Securities

Cash consists of the balance in a readily available checking account. Cash equivalents consist of money market funds, repurchase agreements, corporate debt securities and certificates of deposit with remaining maturities of three months or less at the time of purchase, and are considered highly liquid investments.

Marketable securities consist of corporate debt securities, certificates of deposit, commercial paper, asset-backed securities and U.S. Treasury securities that have original maturities greater than three months at the time of purchase. The Company classifies its investments as available-for-sale and records such assets at fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity (deficit). Realized gains and losses are calculated on the specific identification method and recorded to interest income.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily represent amounts related to insurance, clinical trial and manufacturing agreements, and investment interest receivable.

Property and Equipment

Property and equipment consists of furniture, fixtures, computers and software, laboratory and office equipment, and leasehold improvements. Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are depreciated using the straight-line method over the lesser of the remaining lease term or an estimated useful life of five years.

Costs of major additions and betterments are capitalized and depreciated on a straight-line basis over their useful lives. Repairs and maintenance costs are expensed as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to expense.

Deferred Equity Issuance Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the offering through additional paid-in capital.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

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

Level 1:Observable inputs such as quoted prices in active markets;

Level 2:Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3:Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Revenue is recognized for each unit of accounting when all of the following criteria are met:

•Persuasive evidence of an arrangement exists

•Delivery of the Company’s obligations under the arrangement has occurred

•The seller’s price to the buyer is fixed or determinable

•Collectability is reasonably assured

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

Research and Development Costs

Research and development expenses consist primarily of salaries and other personnel related expenses including stock-based compensation costs, preclinical costs, clinical trial costs, costs related to acquiring and manufacturing clinical trial materials, contract services, facilities costs, overhead costs, and depreciation. All research and development costs are expensed as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred because recoverability of such expenditures is uncertain.

Grant Funding

The Company receives certain research and development funding through grants from nonprofit organizations that serve the brain cancer community. The Company evaluates the terms of each grant to assess the Company’s obligations, and such funding is recognized in the statement of operations as a reduction to research and development expense as the related costs are incurred to meet those obligations over the grant period. Certain grants contain repayment provisions contingent on future events, such as future revenue milestones related to the Company’s lead product candidate under development. For each repayment provision, the Company assesses if it is obligated to repay the funds provided by the other parties regardless of the outcome of the funded research and development. For each arrangement, the Company also reviews the repayment provisions to determine the likelihood of repayment at the execution of each grant and on an ongoing basis. If the likelihood of repayment of a grant is determined to be remote and the Company is not obligated to repay the funds regardless of the outcome of the funded research and development, the grant is recognized as a reduction to research and development expense as related costs are incurred over the grant period. The Company subsequently reviews the repayment provisions of each grant at each reporting date and will record a related grant repayment liability if and when such repayment obligation is determined to be probable. If, at the execution of a grant with repayment provisions, the probability of repayment is probable, the Company will record the grant as a liability until such time as the grant requirements have been satisfied and the repayment provisions have lapsed.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

The Company records uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company will recognize interest and penalties in income tax expense if and when incurred.

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

Common stock equivalents from potentially dilutive securities, excluding shares issuable upon the conversion of all outstanding principal and accrued interest related to convertible promissory notes, that are not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows:

	Years Ended December 31,
	2017	2016	2015
Common stock options	2,589,348	1,385,855	738,809
Common stock warrants	10,660	724	724
Convertible preferred stock (as-converted)	—	6,690,066	6,690,066
Convertible preferred stock warrants (as-converted)	—	9,936	9,936
Total	2,600,008	8,086,581	7,439,535

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective on January 1, 2018. The guidance allows for either a full retrospective adoption, in which the standard is applied to all of the periods presented, or a modified retrospective adoption, in which the standard is applied to the most current period presented in the financial statements. As of December 31, 2017, revenue has been generated exclusively from the Company’s license and collaboration arrangement with Siemens. The Company has completed its evaluation of the impact that this guidance has on its financial position and results of operations as it relates to this single arrangement, and has elected the modified retrospective adoption method. Overall, the Company does not expect the timing of revenue recognition under the new standards to be materially different from the Company’s current revenue recognition policy. Based on the Company’s analysis of the open contract as of December 31, 2017, the cumulative effect of applying the new standards is not material.  The Company is finalizing the new required disclosures.

In January 2016, the FASB issued guidance that amends certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The amendments include the elimination of the available-for-sale classification of equity investments and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income (loss). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is not permitted. The Company’s marketable securities are currently accounted for as available-for-sale financial instruments with changes in fair value recognized in other comprehensive income (loss). At the time of adoption, any amounts in accumulated other comprehensive income (loss) related to such financial instruments would be reclassified to non-operating income (expense) in the statement of operations. As of December 31, 2017, a net unrealized loss of $34,000 related to these investments was recorded in accumulated other comprehensive loss in the accompanying balance sheet.

In February 2016, the FASB issued accounting guidance that amends the existing accounting standards for leases. Under the guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is still in the process of evaluating the effect of adoption on its financial statements and expects to adopt the standard on January 1, 2019. The adoption will lead to an increase in the assets and liabilities recorded on the balance sheets primarily due to the lease agreement attributable to leased lab and office space.

3. Fair Value of Financial Instruments

Fair Values of Assets and Liabilities Measured on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Cash equivalents:
Corporate debt securities	$8,274	$—	$8,274	$—
Repurchase agreements	5,000	—	5,000	—
	$13,274	$—	$13,274	$—
Marketable securities:
Corporate debt securities	$24,713	$—	$24,713	$—
Certificates of deposit	13,651	—	13,651	—
Commercial paper	12,329	—	12,329	—
Asset-backed securities	2,099	—	2,099	—
	$52,792	$—	$52,792	$—

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Cash equivalents:
Certificates of deposit	$240	$—	$240	$—
Marketable securities:
Certificates of deposit	$22,777	$—	$22,777	$—
U.S. Treasury securities	2,958	2,958	—	—
	$25,735	$2,958	$22,777	$—
Preferred stock warrant liabilities	$126	$—	$—	$126

Marketable Securities. For fair values determined by Level 1 inputs, which utilize quoted prices in active markets for identical assets, the level of judgment required to estimate fair value is relatively low. The fair values of investments in U.S. treasury securities were determined using Level 1 inputs.

Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. Investments in corporate debt securities, certificates of deposit, commercial paper, repurchase agreements and asset-backed securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors.

There were no transfers in or out of Level 1 or Level 2 investments during the years ended December 31, 2017 or 2016.

At December 31, 2017 and 2016, the Company had investments in money market funds of $20.2 million and $2.2 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

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

The following table summarizes the activity in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

Preferred Stock Warrant Liabilities
Balance at December 31, 2015	$176
Gain on warrant valuation included in other income (expense), net	(50)
Balance at December 31, 2016	126
Gain on warrant valuation included in other income (expense), net	(37)
Conversion of preferred stock warrant liabilities into warrants to purchase shares of common stock	(89)
Balance at December 31, 2017	$—

Fair Values of Other Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable, approximate their respective fair values due to their short-term nature. The carrying amount of the Company’s notes payable of $10.8 million at December 31, 2017 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles of one of the lenders as of those dates (Level 3 inputs).

4. Certain Financial Statement Caption Information

Marketable Securities

The following is a summary of the Company’s marketable securities (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2017:
Corporate debt securities	1 or less	$21,097	$—	$(16)	$21,081
Corporate debt securities	>1 and <5	3,636	—	(4)	3,632
Certificates of deposit	1 or less	13,658	—	(7)	13,651
Commercial paper	1 or less	12,333	—	(4)	12,329
Asset-backed securities	1 or less	2,099	—	—	2,099
		$52,823	$—	$(31)	$52,792
December 31, 2016:
Certificates of deposit	1 or less	$19,299	$1	$(2)	$19,298
Certificates of deposit	>1 and <5	3,478	1	—	3,479
U.S. Treasury securities	1 or less	1,678	—	—	1,678
U.S. Treasury securities	>1 and <5	1,280	4	(4)	1,280
		$25,735	$6	$(6)	$25,735

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

Property and Equipment

Property and equipment is comprised of (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$3,553	$2,841
Computers, software and office equipment	232	187
Furniture and fixtures	21	21
Leasehold improvements	117	108
	3,923	3,157
Less: accumulated depreciation	(2,706)	(2,414)
	$1,217	$743

Depreciation expense was $0.3 million for each of the years ended December 31, 2017 and 2016.

Accrued Liabilities

Accrued liabilities are comprised of (in thousands):

	December 31,
	2017	2016
Clinical trial expenses	$2,809	$2,196
Payroll and other employee-related expenses	2,489	728
Contract manufacturing services	1,536	1,508
Professional fees	276	459
Contract research services	104	114
Interest payable	77	120
Other	829	312
Total accrued liabilities	$8,120	$5,437

5. Notes Payable

Loan Agreement

On October 30, 2015, the Company entered into a Loan and Security Agreement (the Loan Agreement) with two lenders whereby it borrowed $18.0 million (the Loans). Balances under the Loan Agreement bear a floating rate of interest equal to the greater of 7.75% or the monthly prime rate plus 4.50% (8.75% and 8.00% at December 31, 2017 and 2016, respectively), and are due in monthly principal and interest payments, with final maturity of the Loans in May 2019. Each Loan bears a final payment fee of 7.95% of the original principal amount due upon maturity.

The costs incurred to issue the Loans of $0.6 million were deferred and are included in the discount to the carrying value of the Loans in the accompanying balance sheets. The Loans also include a final payment fee of $1.4 million due at the earlier of prepayment or the maturity date of the Loans. The deferred costs and the final payment fee are amortized to interest expense over the expected term of the Loans using the effective interest method. The effective interest rates on the Loans at December 31, 2017 and 2016 are 11.94% and 11.19%, respectively.

The aggregate carrying amounts of the Loans are comprised of the following (in thousands):

	December 31,
	2017	2016
Principal	$10,200	$17,400
Add: accreted liability for final payment fee	869	462
Less: unamortized discount	(244)	(421)
	$10,825	$17,441

The Loans are secured by substantially all of the Company’s assets other than its intellectual property, except rights to payment from the sale, licensing or disposition of such intellectual property. The Company is also required to maintain its primary operating accounts at all times with one of the lenders. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of its capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. At December 31, 2017, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Loans, including the final payment fee, as of December 31, 2017 are as follows (in thousands):

December 31, 2017
Year ending December 31, 2018	$7,200
Year ending December 31, 2019	4,431
11,631
Unaccreted balance for final payment fee on Loans	(562)
Unamortized discounts	(244)
10,825
Less current portion	(7,200)
Noncurrent portion	$3,625

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

Upon completion of the Company’s IPO on April 19, 2017, $11.1 million of aggregate principal and accrued interest underlying the Convertible Notes were automatically converted into an aggregate of 1,109,176 shares of the Company’s common stock at the IPO price of $10.00 per share.

6. Stockholders’ Equity (Deficit)

In March 2017, the Company’s board of directors and stockholders approved a 1-for-6.9 reverse stock split of the Company’s outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

Upon completion of the Company’s IPO, all of the Company’s outstanding shares of convertible preferred stock were converted into an aggregate of 6,690,066 shares of the Company’s common stock.  As of December 31, 2017, the Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

The Company had 19,882,551 and 2,202,517 shares of common stock outstanding as of December 31, 2017 and 2016, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at December 31, 2017 and 2016 is as follows and for 2016 excludes shares issued upon conversion of all outstanding principal and accrued interest related to the convertible promissory notes payable upon completion of the Company’s IPO on April 19, 2017:

	December 31,
	2017	2016
Issued and Outstanding:
Stock options	2,589,348	1,385,855
Warrants for common stock	10,660	724
Shares reserved for issuance under the ESPP	199,879	—
Shares reserved for future award grants	513,333	172,495
Conversion of all outstanding convertible preferred stock	—	6,690,070
Conversion of preferred stock warrants issued and outstanding	—	9,936

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

Initially, 1,600,000 new shares of common stock were approved for issuance under the 2017 Plan and, on April 12, 2017, 75,517 shares of common stock reserved for issuance under the Company’s 2009 Equity Incentive Plan, as amended (the 2009 Plan), were added to the shares initially reserved under the 2017 Plan. No further grants will be made under the 2009 Plan and any shares subject to outstanding stock options under the 2009 Plan that would otherwise be returned to the 2009 Plan will instead be added to the shares reserved under the 2017 Plan. Additionally, the number of shares of common stock reserved for issuance under the 2017 Plan will automatically increase on January 1 of each calendar year through January 1, 2027, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors.

As of December 31, 2017, awards for up to 3,102,681 shares of common stock are reserved under the 2009 Plan and the 2017 Plan, of which 2,589,348 shares are reserved for issuance upon exercise of granted and outstanding stock options and 513,333 shares are available for future grants. On January 1, 2018, the number of shares available for future grants under the 2017 Plan was increased by 795,302 shares such that the total number of shares available for future grants as of January 1, 2018 was 1,308,635 shares.

All grants of options to purchase common stock under the 2017 Plan expire in 10 years. Grants with time-based vesting provisions are subject to a four-year vesting schedule with 25% vesting after the first year, and the balance vesting monthly over the remaining 36 months. Grants with performance-based vesting provisions vest upon the achievement of three separate development and regulatory milestones, with one-third of the options vesting upon the achievement of each milestone.

The following table summarizes stock option activity under the 2009 Plan and the 2017 Plan:

	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,385,855	$11.35
Granted	1,400,245	$14.92
Exercised	(55,669)	$1.45
Forfeitures and cancellations	(141,083)	$14.39
Outstanding at December 31, 2017	2,589,348	$13.33	8.1	$2,643
Time-based options at December 31, 2017:
Outstanding	2,400,697	$13.09	8.1	$2,643
Vested and expected to vest	2,400,697	$13.09	8.1	$2,643
Exercisable	742,213	$8.68	5.6	$2,602
Performance-based options at December 31, 2017:
Outstanding	188,651	$16.30	8.9	—
Vested and expected to vest	—	—	—	—
Exercisable	—	—	—	—

The following table summarizes certain information regarding stock options (in thousands):

	Years Ended December 31,
	2017	2016	2015
Fair value of options vested during the period	$2,194	$1,087	$862
Cash received from options exercised during the period	$81	$10	$157
Intrinsic value of options exercised during the period	$677	$62	$160

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

2017 Employee Stock Purchase Plan

In March 2017, the Company’s board of directors and stockholders approved and adopted the Company’s 2017 Employee Stock Purchase Plan (ESPP) whereby eligible employees may elect to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase (purchase right). The ESPP became effective on April 12, 2017.  Initially, 250,000 shares of the Company’s common stock were approved for issuance under the ESPP pursuant to purchase rights granted to the Company’s employees or to employees of any of the Company’s designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b).

As of December 31, 2017, the Company had issued 50,121 shares of common stock at a per share price of $8.50 under the ESPP and had 199,879 shares available for future issuance. During the year ended December 31, 2017, the weighted average per share fair value of purchase rights granted was $4.61. During the year ended December 31, 2017, the Company recorded cash received from the exercise of purchase rights of $0.4 million. On January 1, 2018, the number of shares available for future issuance under the ESPP was increased by 198,826 shares such that the total number of shares available for future issuance as of January 1, 2018 was 398,705 shares.

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants with both time-based and performance-based vesting provisions and stock purchase rights were as follows:

	Years Ended December 31,
	2017			2016	2015
	Time-Based Vesting Provisions	Performance-Based Vesting Provisions	ESPP Purchase Rights	Time-Based Vesting Provisions
Risk-free interest rate	1.83% - 2.27%	1.98% - 2.17%	1.04% - 1.82%	1.63%	1.61%
Expected volatility	75.9% - 87.5%	75.2% - 76.3%	65.7% - 84.4%	73.3% - 73.5%	73.5% - 86.8%
Weighted-average volatility	82.2%	75.9%	69.6%	73.4%	82.2%
Dividend yield	0%	0%	0%	0%	0%
Weighted-average expected term (in years)	6.1	6.3	1.3	6.1	6.1
Weighted-average grant date fair value per share	$10.39	$6.73	$4.61	$9.69	$13.56

Risk-free interest rate. The Company bases the risk-free interest rate assumption on U.S. Treasury constant maturities with maturities similar to those of the expected term of the award being valued.

Expected volatility. Due to the Company’s limited trading of its common stock and lack of company-specific historical or implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies in the life sciences industry whose shares are publicly traded. The Company selects the peer group based on comparable characteristics, including development stage, product pipeline, and enterprise value. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until sufficient amount of historical information regarding the volatility of its own stock price become available.

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

The Company has not recognized non-cash stock-based compensation expense for outstanding options to purchase 188,651 shares of common stock with performance-based vesting provisions after its evaluation that the occurrence of the individual milestones is not probable as of December 31, 2017.

Total non-cash stock-based compensation expense for all stock awards and purchase rights, net of forfeitures recognized as they occur, that was recognized in the statements of operations is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development	$1,783	$562	$456
General and administrative	2,668	761	606
Total	$4,451	$1,323	$1,062

Unrecognized compensation expense for stock options at December 31, 2017 was $16.3 million which is expected to be recognized over a weighted-average period of 3.0 years and unrecognized compensation expense for stock purchase rights at December 31, 2017 was $0.4 million which is expected to be recognized over a weighted-average period of 0.7 years.

8. License and Collaboration Agreements

Siemens License and Collaboration

In November 2011, the Company entered into a laboratory services and license agreement with Siemens, which was amended in June 2015, pursuant to which the Company agreed to engage Siemens (i) to develop and perform certain in vitro diagnostic assays in connection with the cancer therapy trials of Toca 511 & Toca FC, (ii) concurrently and/or thereafter, to further develop, obtain U.S. Food and Drug Administration (FDA) approval for, and perform one or more of such in vitro diagnostic assays as companion diagnostics for Toca 511 & Toca FC after Toca 511 & Toca FC have received marketing approval from the FDA, and (iii) following FDA approval of such in vitro diagnostic assay as a companion diagnostic, to perform such in vitro diagnostic monitoring assays as necessary in connection with post-marketing clinical trials of Toca 511 & Toca FC. The Company granted Siemens the licensed intellectual property covered by the agreement on an exclusive and non-exclusive basis, depending on Siemens’ use of such intellectual property.

Under the terms of the agreement, Siemens paid the Company an initial upfront payment of $0.5 million in December 2011. Under the terms of the June 2015 amendment, the Company is required to reimburse Siemens for 50% of future costs of the new assay development. Additionally, beginning with the first commercial sale of a product that has received approval for clinical use under the agreement, Siemens will pay the Company a royalty in the 10-20 percent range of net assay revenue with respect to approved designated assay products and net sales revenue with respect to approved in vitro diagnostic products, until the fifth anniversary of such commercial sale, subject to certain reductions. Beginning with the first commercial sale of Toca 511 or Toca FC, the Company will pay a royalty to Siemens in the low single-digit percentage range on net product sales of Toca 511 & Toca FC for sales up to the mid nine-digit dollar range per year, until the fifth anniversary of such commercial sale.

In order to account for multiple-element arrangements, the Company identified the deliverables within the agreement and evaluated which deliverables represent units of accounting. The deliverables under the agreement included (i) a license under the Company’s licensed intellectual property, (ii) transfer of existing assays, (iii) training, and (iv) collaboration (i.e., the Company’s technical/regulatory support) with Siemens for its development of clinical assays to be used as companion diagnostics for the Company’s brain cancer product candidate. The collaboration arrangement does not contain a general right of return relative to the delivered item(s).

Based on the terms of the agreement, the Company identified one single unit of accounting for the deliverables and the up-front payment was allocated to it. The up-front payment is being recognized as license revenue on a straight-line basis over the estimated development period, and royalty revenue and royalty expenses will thereafter be recorded as earned and incurred, respectively.

USC Technology License

In October 2007, the Company entered into a license agreement with the University of Southern California (USC) pursuant to which the Company received a worldwide, exclusive license to, among other things, manufacture and market products utilizing the inventions claimed and described in the patents as described in the agreement.

Under the terms of the agreement, the Company paid an initial license fee to USC and issued to USC shares of the Company’s common stock. Pursuant to the agreement, the Company owes USC a royalty in the low single-digit percent range of the Company’s and the Company’s sub-licensees’ net sales of products covered by the agreement. In addition, the Company owes USC an additional royalty in the low single-digit percent range of revenue from its sub-licensees. Once the Company’s and its sub-licensees’ net sales reach an amount in the mid seven-digit dollar range, the minimum annual royalty payment due to USC will be in the low six-digit dollar range. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last valid claim in the licensed patent covering a licensed product in such country. In October 2010, the Company exercised its option under the agreement to reduce the royalty rate to a lower single-digit percent range.

9. Grant Agreements

In August 2017, the Company was awarded a $2.0 million grant by the U.S. Food and Drug Administration Office of Orphan Products Development to support its Phase 3 clinical trial (OOPD Grant). Under the grant agreement, the Company will be reimbursed for qualifying expenses over a four-year period subject to the availability of funds and satisfactory progress of the trial. During the year ended December 31, 2017, the Company has received and recorded reimbursable amounts totaling $0.5 million relating to the OOPD Grant as an offset against research and development costs incurred during the period.

The grants listed below contain repayment provisions contingent on future events which the Company reviewed at the execution of each grant and continues to review on an ongoing basis to determine the likelihood of repayment.

Accelerate Brain Cancer Cure, Inc. (ABC2 Grant)

Terms of the ABC2 Grant include a revenue share clause whereby an amount up to a maximum of $0.2 million is payable to ABC2 if and when net sales of the Company’s initial product candidate reach a total of $5.0 million within 10 years of the ABC2 Grant date of July 15, 2009. In addition, the ABC2 Grant includes a conversion option whereby the payment amount may be converted to common stock under certain circumstances. As the Company has not recognized any such revenues, no repayment liability has been recorded as of December 31, 2017.

American Brain Tumor Association (ABTA Grant)

Terms of the ABTA Grant include a revenue share clause whereby an amount up to a maximum of $0.2 million is payable to ABTA if and when net sales of the Company’s initial product candidate reach a total of $5.0 million within 10 years of the ABTA Grant date of April 21, 2010. As the Company has not recognized any such revenues, no repayment liability has been recorded as of December 31, 2017.

Voices Against Brain Cancer (VABC Grant)

Terms of the VABC Grant include a recovery clause whereby an amount up to a maximum of $0.3 million is payable to VABC if and when (1) net sales of the Company’s initial product candidate reach a total of $5.0 million within five years of the VABC Grant date of June 5, 2013, or (2) the Company enters into a definitive agreement for a favorable transaction resulting in (a) the sale of all or substantially all of the Company’s capital stock in a transaction other than an initial public offering, (b) a favorable merger transaction of the Company with another entity, or (c) the sale of all or substantially all of the Company’s assets for cash within a certain time period. In addition, the VABC Grant includes a conversion option whereby the payment may be converted to common stock under certain circumstances. As none of the recovery payment events were considered probable to occur as of December 31, 2017, no repayment liability has been recorded.

10. Income Taxes

The Company has not recorded a current or deferred tax expense or benefit for the years ended December 31, 2017, 2016 or 2015.

The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Years Ended December 31,
	2017	2016	2015
Federal statutory rate	34.0%	34.0%	34.0%
Adjustments for tax effects of:
State taxes, net	5.7%	5.6%	5.6%
Permanent adjustments	(4.5)%	(5.4)%	(4.8)%
Tax Cuts and Jobs Act	(3.7)%	—%	—%
Net operating loss carryovers not recognized	(30.4)%	(32.8)%	(33.3)%
Valuation allowance	(1.0)%	(1.1)%	(1.7)%
Other	(0.1)%	(0.3)%	0.2%
Effective income tax rate	—%	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. Significant components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Depreciation and amortization	$52	$52
Deferred license revenue	15	38
Share-based compensation	1,459	1,062
Accrued liabilities and other	808	796
Total deferred tax assets	2,334	1,948
Less valuation allowance	(2,334)	(1,948)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based upon the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2017 and 2016. During 2017 and 2016, the valuation allowance increased by $0.4 million and $0.4 million, respectively.

The Company has federal and California net operating loss carryforwards which may be available to offset future income tax liabilities. As of December 31, 2017, the Company has federal and California net operating loss carryforwards of $137.8 million and $41.5 million, respectively. The federal and state net operating losses begin to expire in 2028 unless previously utilized. Excluded from the California net operating loss carryforward are net operating losses for the years ended December 31, 2013, 2014, 2015, 2016 and 2017 which were impacted by a California Supreme Court ruling on December 31, 2015. This ruling clarified how companies are allowed to apportion income or losses in the state. As a result of the ruling, the Company has completed an analysis to determine the re-apportionment of its losses to California using the required single sales factor market sourcing method for 2013 through 2017 by treating its passive interest income as California-source income which results in a 100% apportionment percentage to California. While this portion may not reach the more-likely-than-not recognition threshold, the Company has excluded a cumulative net operating loss of $109.6 million from its California net operating loss carryforward.

As of December 31, 2017, the Company has federal and California research and development tax credit carryforwards of $20.5 million and $4.7 million, respectively. The federal research and development tax credits begin to expire in 2028 unless previously utilized. The California credits do not expire.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of a company’s net operating loss and tax credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several equity offerings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the IRC, or could result in a change in control in the future. The Company has not completed an IRC Section 382 and 383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until such an analysis has been completed, the Company has removed the deferred tax assets for net operating losses of $31.8 million and federal and California research and development credits of approximately $24.2 million from its deferred tax asset schedule, and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly. The Company does not expect this analysis to be completed within the next 12 months and, as a result, the Company does not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company’s policy is to record interest and penalties relating to uncertain tax positions as a component of income tax expense. As of December 31, 2017 and 2016, there was no accrued interest or penalties for uncertain tax positions.

The Company is subject to taxation in the U.S. and state jurisdictions. As of December 31, 2017, the Company’s tax years beginning 2007 to date are subject to examination by federal and California taxing authorities due to the carry forward of unutilized net operating losses and research and development tax credits. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

Pursuant to the federal tax legislation that was enacted on December 22, 2017 (the Tax Act), the Company re-measured its existing deferred tax assets and liabilities based on 21%, the current rate at which they are expected to reverse in the future. As of

December 31, 2017, the Company recorded a provisional amount of $1.4 million relating to the re-measurement of its existing deferred tax asset balance, and it was fully offset by a decrease in its valuation allowance.

As of December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Tax Act and it will continue to refine its calculations as additional analysis is completed. The additional analysis could potentially affect the measurement of the Company’s existing deferred tax balances or potentially give rise to new deferred tax amounts. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the tax law.

11. Retirement Plan

The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the IRC. Participating employees may defer up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make contributions into the savings plan at its sole discretion. The Company has not made any contributions for the years ended December 31, 2017, 2016 and 2015.

12. Commitments and Contingencies

Leases and Other Commitments

The Company leases its laboratory and office space under an operating lease. Rent expense under the lease was $0.4 million, $0.4 million, $0.3 million during the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum obligations under all non-cancelable operating lease commitments at December 31, 2017 are $71,000 which is due during 2018.

The existing operating lease of the Company for laboratory and office space was amended in March 2018 to provide for an extension of the lease term until June 30, 2018. Additionally, the Company will continue to lease approximately 2,000 square feet of its existing laboratory and office space through December 31, 2018. Future minimum obligations related to the extension of the existing lease are $0.2 million during 2018.

On January 10, 2018, the Company entered into a new lease (New Lease) with a new landlord for the lease of approximately 39,000 square feet of laboratory and office space located at 4242 Campus Point Court, San Diego, California (New Premises). The commencement date of the New Lease will be the earlier of (a) June 1, 2018, (b) substantial completion of tenant improvements, or (c) the date the Company begins conducting business operations in all or any portion of the New Premises. The Company expects to use the New Premises as its new principal executive offices and for general office, research and development, lab and pilot manufacturing uses. The term of the New Lease is eight years and the Company has one option to extend the New Lease for a period of five additional years. The New Lease provides for an abatement of a portion of the lease payments for the first nine months of the lease term as well as a tenant improvement allowance of approximately $1.2 million.

Future annual minimum rental payments payable under the New Lease are as follows (shown in thousands):

Years ended December 31:
2018	$384
2019	1,802
2020	1,945
2021	2,013
2022	2,083
Thereafter	7,674
Total	$15,901

The Company enters into service agreements with indemnification clauses in the ordinary course of business. Pursuant to such clauses, the Company indemnifies, defends, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by third party claims arising out of the indemnified party’s performance of service. The term of these indemnification clauses is perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification clauses is unlimited. The Company has not incurred costs to defend lawsuits pursuant to these indemnification clauses.

Legal Proceedings

From time to time, the Company may be involved in various claims and legal proceedings relating to claims arising out of the Company’s operations. The Company is not currently a party to any legal proceedings that, in the opinion of management, are likely to have a material adverse effect on the Company’s business. Regardless of outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

13. Selected Quarterly Financial Data (unaudited)

The following table contains unaudited quarterly financial information for the years ended December 31, 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2017
Operating expenses	$8,564	$8,662	$9,747	$10,697
Net loss	(9,073)	(9,066)	(9,953)	(10,837)
Net loss per common share, basic and diluted	$(4.11)	$(0.56)	$(0.50)	$(0.55)
Year Ended December 31, 2016
Operating expenses	$7,580	$7,633	$8,542	$7,985
Net loss	(8,006)	(8,042)	(9,000)	(8,430)
Net loss per common share, basic and diluted	$(3.64)	$(3.66)	$(4.09)	$(3.83)