Form 10-Q
period 2018-03-31
Tocagen Inc
filed 2018-05-11
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, the registrant had 19,912,983 shares of common stock, par value $0.001 per share, outstanding.

TOCAGEN INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TOCAGEN INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,793	$35,933
Marketable securities	56,205	52,792
Prepaid expenses and other current assets	3,120	1,904
Total current assets	77,118	90,629
Property and equipment, net	1,387	1,217
Other assets	234	227
Total assets	$78,739	$92,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,784	$1,951
Accrued liabilities	7,860	8,120
Notes payable, current portion	7,200	7,200
Deferred license revenue	36	36
Deferred grant funding	22	23
Total current liabilities	16,902	17,330
Notes payable, net of current portion	1,972	3,625
Deferred license revenue, net of current portion	27	36
Deferred rent, net of current portion	160	—
Total liabilities	19,061	20,991
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2018 and December 31, 2017; 19,912,143 and 19,882,551 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	20	20
Additional paid-in capital	239,575	238,025
Accumulated deficit	(179,809)	(166,929)
Accumulated other comprehensive loss	(108)	(34)
Total stockholders’ equity	59,678	71,082
Total liabilities and stockholders’ equity	$78,739	$92,073

The accompanying notes are an integral part of these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
License revenue	$9	$11
Operating expenses:
Research and development	10,436	6,624
General and administrative	2,419	1,940
Total operating expenses	12,855	8,564
Loss from operations	(12,846)	(8,553)
Other income (expense), net:
Interest income	315	37
Interest expense	(349)	(616)
Change in fair value of preferred stock warrants	—	59
Total other income (expense), net	(34)	(520)
Net loss	(12,880)	(9,073)
Other comprehensive loss:
Net unrealized loss on investments	(74)	(1)
Comprehensive loss	$(12,954)	$(9,074)
Net loss per common share, basic and diluted	$(0.65)	$(4.11)
Weighted-average number of common shares outstanding, basic and diluted	19,905,871	2,207,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
OPERATING ACTIVITIES
Net loss	$(12,880)	$(9,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,521	529
Depreciation	95	65
Noncash interest expense	147	147
Change in fair value of preferred stock warrants	—	(59)
Amortization of (discount) premium on investments, net	(46)	1
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,223)	19
Accounts payable	(179)	(1,077)
Accrued liabilities	(293)	1,895
Deferred license revenue	(9)	(11)
Deferred rent	160	—
Deferred grant funding	(1)	(3)
Net cash used in operating activities	(12,708)	(7,567)
INVESTING ACTIVITIES
Proceeds from the sale/maturity of marketable securities	9,087	13,553
Purchases of marketable securities	(12,528)	(9,749)
Purchases of property and equipment	(220)	(53)
Proceeds from sale of property and equipment	—	20
Net cash (used in) provided by investing activities	(3,661)	3,771
FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	7,338
Principal payments on notes payable	(1,800)	(1,800)
Proceeds from issuance of common stock	29	41
Cash paid for deferred equity issuance costs	—	(338)
Net cash (used in) provided by financing activities	(1,771)	5,241
Net (decrease) increase in cash and cash equivalents	(18,140)	1,445
Cash and cash equivalents, beginning of period	35,933	5,510
Cash and cash equivalents, end of period	$17,793	$6,955
NONCASH INVESTING AND FINANCING ACTIVITIES
Deferred equity issuance costs in accounts payable and accrued liabilities	$—	$1,013
Property and equipment purchases included in accounts payable and accrued liabilities	$45	$27

The accompanying notes are an integral part of these unaudited condensed financial statements.

TOCAGEN INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

From inception through March 31, 2018, the Company has devoted substantially all of its efforts to developing its gene therapy platform and its lead product candidate, Toca 511 & Toca FC, as well as raising capital and building its infrastructure. The Company has not generated revenues from its principal operations.

Initial Public Offering

On April 19, 2017, the Company completed its initial public offering (IPO), whereby the Company sold an aggregate of 9,775,000 shares of its common stock, at $10.00 per share, resulting in net proceeds of $86.9 million after underwriting discounts, commissions and offering costs of $10.8 million.

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

Liquidity

The Company has a limited operating history and the sales and income potential of the Company’s business and patient markets are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. As of March 31, 2018, the Company had an accumulated deficit of $179.8 million and working capital of $60.2 million available to fund future operations. As the Company continues to incur net losses, its transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. The Company plans to continue to fund its losses from operations and capital funding needs through debt and equity financing, or through collaborations or partnerships with other entities. Debt or equity financing, or collaborations and partnerships with other entities may not be available on a timely basis on terms acceptable to the Company, or at all.

In performing the first step of the assessment under Accounting Standards Codification Topic 205-40, Presentation of Financial Statements - Going Concern, the Company concluded that, based on its cash resources available as of March 31, 2018 and the receipt of the initial $1.0 million upfront payment from a license agreement in April 2018, it will have sufficient resources to fund its business for at least the next 12 months from the date of this filing.

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

Interim Financial Reporting

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been omitted. The accompanying unaudited condensed financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may materially differ from these estimates. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018.

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

2.	Summary of Significant Accounting Policies

Clinical Trial Accruals

Expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to the Company’s contract arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to the Company’s service providers will temporarily exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients, site initiation and the completion of clinical milestones. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or prepaid expense balance accordingly. Historically, our estimated accrued liabilities have materially approximated actual expense incurred.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contract with Customers (Topic 606), using the modified retrospective transition method. There was no impact to opening retained earnings or revenue as of January 1, 2018 related to the adoption of Topic 606. Revenue is comprised of license revenue from the upfront payment that the Company received under its license and collaboration arrangement with Siemens Healthcare Diagnostics Inc. (Siemens).

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those goods and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied.

At contract inception, the Company assesses the goods and services promised within each contract and assesses whether each promised good or service is distinct and determines that those are performance obligations. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company considers a performance obligation satisfied once the Company has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when the Company determines there are no uncertainties regarding payment terms or transfer of control.

Collaborative Arrangements

The Company enters into collaborative arrangements with partners that may include payment to the Company of one or more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; and (iii) royalties on net sales of licensed products.  Where a portion of non‑refundable upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation. The stand-alone selling price may include items such as forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if it can be satisfied at a point in time or over time. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

License Fees

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment.

Milestone Payments

At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from its collaborative arrangement with Siemens.

Contract liabilities, which consists of deferred revenue, as of March 31, 2018 and December 31, 2017 were $63,000 and $72,000, respectively, of which the short-term portions of $36,000 for both periods were classified as deferred license revenue and the remaining long-term portions were classified as deferred license revenue, net of current portion. There were no contract assets recorded as of March 31, 2018 and December 31, 2017.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of stock awards, including stock options, and stock purchase rights granted to employees and members of the Company’s board of directors. For awards with time-based vesting provisions, the Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model and recognizes the expense over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis. For awards with performance-based vesting provisions, the Company estimates the fair value of stock option grants on the date of grant, or the date when all of the terms of the grant have been agreed to, if later, and recognizes the expense based on the probability of the occurrence of the individual milestones at each reporting period. The expense is recognized over the implicit service period that commences once management believes the performance criteria are probable of being met.  For purchase rights, the Company estimates the fair value of the purchase as of the plan enrollment date and recognizes expense on a straight-line basis over the applicable offering period.  The Company accounts for forfeitures when they occur, and reverses any compensation cost previously recognized for awards for which the requisite service has not been completed, in the period that the award is forfeited.

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

Common stock equivalents from potentially dilutive securities, excluding shares issuable upon the conversion of all outstanding principal and accrued interest related to convertible promissory notes, that are not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows:

	Three Months Ended March 31,
	2018	2017
Common stock options	3,417,925	1,464,177
Common stock warrants	10,660	724
Convertible preferred stock (as-converted)	—	6,690,066
Convertible preferred stock warrants (as-converted)	—	9,936
Total	3,428,585	8,164,903

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). The new standard amends the existing accounting standards for leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is still in the process of evaluating the effect of adoption on its financial statements and expects to adopt the standard on January 1, 2019. The adoption will lead to an increase in the assets and liabilities recorded on the balance sheets primarily due to the lease agreement attributable to leased laboratory and office space.

3.	Fair Value of Financial Instruments

Fair Values of Assets and Liabilities Measured on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Cash equivalents:
Commercial paper	$2,197	$—	$2,197	$—
Asset-backed securities	1,099	—	1,099	—
	$3,296	$—	$3,296	$—
Marketable securities:
Corporate debt securities	$28,482	$—	$28,482	$—
Commercial paper	13,801	—	13,801	—
Certificates of deposit	9,134	—	9,134	—
Asset-backed securities	4,788	—	4,788	—
	$56,205	$—	$56,205	$—

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Cash equivalents:
Corporate debt securities	$8,274	$—	$8,274	$—
Repurchase agreements	5,000	—	5,000	—
	$13,274	$—	$13,274	$—
Marketable securities:
Corporate debt securities	$24,713	$—	$24,713	$—
Certificates of deposit	13,651	—	13,651	—
Commercial paper	12,329	—	12,329	—
Asset-backed securities	2,099	—	2,099	—
	$52,792	$—	$52,792	$—

Cash Equivalents and Marketable Securities. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. Investments in corporate debt securities, certificates of deposit, commercial paper, repurchase agreements and asset-backed securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors.

There were no transfers in or out of Level 1 or Level 2 investments during the three months ended March 31, 2018 or 2017.

At March 31, 2018 and December 31, 2017, the Company had investments in money market funds of $12.6 million and $20.2 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

Fair Values of Other Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable, approximate their respective fair values due to their short-term nature. The carrying amount of the Company’s notes payable of $9.2 million at March 31, 2018 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles of one of the lenders as of those dates (Level 2 inputs).

4.	Certain Financial Statement Caption Information

Marketable Securities

The following is a summary of the Company’s marketable securities (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
March 31, 2018:
Corporate debt securities	1 or less	$23,687	$—	$(61)	$23,626
Corporate debt securities	>1 and <5	4,882	—	(26)	4,856
Commercial paper	1 or less	13,809	—	(8)	13,801
Certificates of deposit	1 or less	9,137	—	(3)	9,134
Asset-backed securities	1 or less	4,797	—	(9)	4,788
		$56,312	$—	$(107)	$56,205
December 31, 2017:
Corporate debt securities	1 or less	$21,097	$—	$(16)	$21,081
Corporate debt securities	>1 and <5	3,636	—	(4)	3,632
Certificates of deposit	1 or less	13,658	—	(7)	13,651
Commercial paper	1 or less	12,333	—	(4)	12,329
Asset-backed securities	1 or less	2,099	—	—	2,099
		$52,823	$-	$(31)	$52,792

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

Accrued Liabilities

Accrued liabilities are comprised of (in thousands):

	March 31, 2018	December 31, 2017
Clinical trial expenses	$3,955	$2,809
Payroll and other employee-related expenses	1,346	2,489
Contract manufacturing services	1,310	1,536
Professional fees	246	276
Contract research services	136	104
Interest payable	65	77
Other	802	829
Total accrued liabilities	$7,860	$8,120

5.	Notes Payable

Loan Agreement

On October 30, 2015, the Company entered into a Loan and Security Agreement (the Loan Agreement) with two lenders whereby it borrowed $18.0 million (the Loans). Balances under the Loan Agreement bear a floating rate of interest equal to the greater of 7.75% or the monthly prime rate plus 4.50% (9.00% and 8.75% at March 31, 2018 and December 31, 2017, respectively), and are due in monthly principal and interest payments, with final maturity of the Loans in May 2019. Each Loan bears a final payment fee of 7.95% of the original principal amount due upon maturity.

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

The aggregate carrying amounts of the Loans are comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Principal	$8,400	$10,200
Add: accreted liability for final payment fee	971	869
Less: unamortized discount	(199)	(244)
	$9,172	$10,825

The Loans are secured by substantially all of the Company’s assets other than its intellectual property, except rights to payment from the sale, licensing or disposition of such intellectual property. The Company is also required to maintain its primary operating accounts at all times with one of the lenders. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of its capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. At March 31, 2018, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Loans, including the final payment fee, as of March 31, 2018 are as follows (in thousands):

March 31, 2018
Year ending December 31, 2018	$5,400
Year ending December 31, 2019	4,431
9,831
Unaccreted balance for final payment fee on Loans	(460)
Unamortized discounts	(199)
9,172
Less current portion	(7,200)
Noncurrent portion	$1,972

6.	Stockholders’ Equity

Upon completion of the Company’s IPO, all of the Company’s outstanding shares of convertible preferred stock were converted into an aggregate of 6,690,066 shares of the Company’s common stock.  As of March 31, 2018, the Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

The Company had 19,912,143 and 19,882,551 shares of common stock outstanding as of March 31, 2018 and December 31, 2017, respectively.

Changes in the number of shares of the Company’s common stock outstanding and total stockholders’ equity during the three months ended March 31, 2018 were as follows (in thousands, except share amounts):

	Shares of Common Stock	Total Stockholders’ Equity
Balance, December 31, 2017	19,882,551	$71,082
Stock-based compensation	—	1,521
Exercise of stock options	29,592	29
Other comprehensive loss	—	(74)
Net loss	—	(12,880)
Balance, March 31, 2018	19,912,143	$59,678

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at March 31, 2018 is as follows:

Issued and Outstanding:
Stock options	3,417,925
Warrants for common stock	10,660
Shares reserved for issuance under the ESPP	398,705
Shares reserved for future award grants	450,466
Total	4,277,756

7.	Stock-Based Compensation

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants with both time-based and performance-based vesting provisions were as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	Time-Based Vesting Provisions	Time-Based Vesting Provisions	Performance-Based Vesting Provisions
Risk-free interest rate	2.62% - 2.73%	2.17%	1.98% - 2.17%
Expected volatility	86.2% - 86.7%	76.0%	75.2% - 76.3%
Weighted-average volatility	86.6%	76.0%	75.9%
Dividend yield	0%	0%	0%
Weighted-average expected term (in years)	6.1	6.1	6.3
Weighted-average grant date fair value per share	$8.29	$6.79	$6.73

The Company calculates the estimated fair value of each non-employee stock option award at the date of grant using Black-Scholes option pricing model with the assumptions generally consistent with those used for employee stock options, with the exception of expected term, which is over the contractual life.

The Company has not recognized non-cash stock-based compensation expense for outstanding options to purchase 188,651 shares of common stock with performance-based vesting provisions after its evaluation that the occurrence of the individual milestones is not probable as of March 31, 2018.

Total non-cash stock-based compensation expense for all stock awards and purchase rights, net of forfeitures recognized as they occur, that was recognized in the statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$747	$142
General and administrative	774	387
Total	$1,521	$529

8.	Subsequent Event

On April 18, 2018, the Company, Beijing Apollo Venus Biomedical Technology Limited and ApolloBio Corp. (collectively, ApolloBio) entered into a license agreement (the Agreement) pursuant to which the Company granted to ApolloBio an exclusive license to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland China, Hong Kong, Macao and Taiwan (the Licensed Territory).

Pursuant to the Agreement, ApolloBio will make an upfront payment of $16.0 million to the Company as a condition to the effectiveness of the license and other rights granted under the Agreement. The Company will be also be eligible for additional future payments totaling up to $111.0 million upon meeting certain development and commercial milestones, the most near-term of which is the completion of enrollment in the Toca 5 study.  The Company is also eligible for low double-digit tiered royalty payments based on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances. ApolloBio will be responsible for all development and commercialization costs in the Licensed Territory.

ApolloBio must register the Agreement with People’s Republic of China (PRC) authorities and obtain currency conversion approval from PRC authorities to make the upfront payment, other than an initial $1.0 million installment payment that was paid in April 2018. In the event that the remainder of the upfront payment is not paid within 90 days after execution of the Agreement, the Company has the right to terminate the Agreement upon written notice to ApolloBio. Other payments to be made under the Agreement are also subject to PRC currency exchange approval and may be subject to other approvals by PRC authorities. The license and other rights granted to ApolloBio under the Agreement will become effective upon the receipt by the Company of the remaining $15.0 million of the upfront payment from ApolloBio.

Unless earlier terminated, the Agreement will expire upon the expiration of the last-to-expire royalty term for any and all licensed products, which royalty term is, with respect to a licensed product in a particular region (i.e., mainland China, Hong Kong, Macao and Taiwan) of the Licensed Territory (each, a Region), the latest of (i) 10 years after the first commercial sale of such licensed product in such Region, (ii) the expiration of all regulatory exclusivity as to such licensed product in such Region and (iii) the date of expiration of the last valid patent claim covering such licensed product in such Region. Either party may terminate the Agreement upon a material breach by the other party that remains uncured following 60 days (or, with respect to any payment breach, 10 days) after the date of written notice of such breach. ApolloBio may terminate the Agreement at any time by providing 90 days’ prior written notice to the Company. In addition, the Company may terminate the Agreement upon written notice to ApolloBio under specified circumstances if ApolloBio challenges the licensed patent rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K  filed with the Securities and Exchange Commission, or SEC, on March 9, 2018, or Annual Report on Form 10-K.  Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Tocagen Inc.

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

We are developing our lead product candidate, Toca 511 (vocimagene amiretrorepvec) & Toca FC (extended-release flucytosine), initially for the treatment of recurrent high grade glioma, or HGG, a brain cancer with limited treatment options, low survival rates and, therefore, a significant unmet medical need. We are conducting a randomized, controlled Phase 3 clinical trial of Toca 511 & Toca FC in patients with recurrent HGG, which is designed to serve as a registrational trial. In February 2017, the U.S. Food and Drug Administration, or FDA, granted Toca 511 & Toca FC Breakthrough Therapy Designation for the treatment of patients with recurrent HGG and in June 2017 the European Medicines Agency, or EMA, granted Toca 511 Priority Medicines, or PRIME, Designation for the treatment of patients with glioma. Breakthrough Therapy Designation indicates that preliminary clinical evidence demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapy. PRIME Designation indicates that there is a potential to benefit patients with unmet medical needs based on early clinical data. We also have Fast Track Designation (which may lead to expedited regulatory review of new products that treat serious diseases or conditions and demonstrate the potential to address an unmet medical need) from the FDA for Toca 511 & Toca FC for the treatment of recurrent HGG. We also received Orphan-Drug Designation from the FDA for the treatment of HGG. Orphan-Drug Designation is a designation for a product that treats a rare disease or condition and which, if the product receives the first FDA approval for that disease or condition, may result in a period of regulatory exclusivity, subject to some exceptions. The Committee for Orphan Medicinal Products of the EMA has designated both flucytosine and vocimagene amiretrorepvec as orphan medicinal products indicated for the treatment of glioma. The EMA provides several benefits to drug developers for developing drugs for orphan diseases.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the private placement of our convertible preferred stock, from which we received net proceeds of $131.4 million and our initial public offering in April 2017, from which we received net proceeds of $86.9 million. We have also received $17.7 million in net proceeds from the issuance of our notes payable, $10.9 million from the issuance of our convertible promissory notes payable, $2.1 million from private and federal grants, a $0.5 million upfront payment from our license and collaboration agreement with Siemens Healthcare Diagnostics Inc., or Siemens, and a $1.0 million upfront payment from our license agreement with Beijing Apollo Venus Biomedical Technology Limited and ApolloBio Corp., or collectively ApolloBio.

Since our inception in August 2007, we have devoted substantially all of our efforts to developing our gene therapy platform and our lead product candidate, Toca 511 & Toca FC. We have never been profitable and have incurred significant operating losses in each year since our inception. We had an accumulated deficit of $179.8 million as of March 31, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research, preclinical, clinical, product, regulatory and business development activities, as well as raising capital and building our infrastructure.

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

Financial Operations Overview

Revenue

We currently have no products approved for sale, and have not generated any revenues from the sale of products. We have not submitted any product candidate for regulatory approval. Our revenue has been derived from our license and collaboration arrangement we entered into with Siemens in 2011, under which we received a nonrefundable, non-creditable, lump-sum, upfront license payment of $0.5 million for our sublicense to Siemens of certain diagnostic assay technology, and our license agreement we entered into with ApolloBio in April 2018, under which we received $1.0 million of the total upfront payment in April 2018 as an initial installment and expect to receive the remaining $15.0 million within 90 days of the execution date of the agreement.

In the future, we may generate revenue from a combination of product sales, royalties and milestones in connection with our Siemens agreement, our ApolloBio agreement and any future marketing and distribution arrangements and other collaborations, strategic alliances and license arrangements, or a combination of these approaches. However, we do not expect to receive additional revenues unless and until we receive regulatory approval for product candidates or potentially enter into collaboration agreements. We do not expect any of our current product candidates to be commercially available in major markets for at least the next several years. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

The following table sets forth our research and development expense by project (in thousands):

	Three Months Ended March 31,
	2018	2017
Toca 511 & Toca FC	$9,414	$6,384
Vector technology	1,022	240
Total	$10,436	$6,624

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2017 besides the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which amended the existing accounting standards for revenue recognition. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our financial statements contained in our Annual Report on Form 10-K and Note 2 to our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined that other than as disclosed in Note 2 to our unaudited condensed financial statements included herein, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
License revenue	$9	$11	$(2)
Research and development expenses	10,436	6,624	3,812
General and administrative expenses	2,419	1,940	479
Interest income	315	37	278
Interest expense	(349)	(616)	267
Change in fair value of preferred stock warrants	—	59	(59)

License revenue.    License revenue was $9,000 for the three months ended of March 31, 2018 as compared to $11,000 for the three months ended March 31, 2017, a decrease of $2,000.

Research and development expenses.    Research and development expenses were $10.4 million for the three months ended March 31, 2018, as compared to $6.6 million for the three months ended March 31, 2017. The increase of $3.8 million was primarily due to higher costs to support our ongoing Phase 3 clinical trial and increased manufacturing activities. We anticipate our research and development expenses will increase in future quarters.

General and administrative expenses.    General and administrative expenses were $2.4 million for the three months ended March 31, 2018, as compared to $1.9 million for the three months ended March 31, 2017. The increase of $0.5 million was primarily due to increased stock-based compensation expense of $0.4 million as well as higher costs associated with being a public company.

Interest income.    Interest income was $0.3 million for the three months ended March 31, 2018, as compared to $37,000 for the three months ended March 31, 2017. The increase of $0.3 million was primarily due to our higher average cash balances earning interest at higher rates during 2018 compared to 2017.

Interest expense.    Interest expense was $0.3 million for the three months ended March 31, 2018 and represents $0.2 million in stated interest and $0.1 million in amortization of related debt issuance costs incurred on the outstanding principal amount of our borrowings under our notes payable.

Interest expense was $0.6 million for the three months ended March 31, 2017 and represents $0.3 million in stated interest and $0.1 million in amortization of related debt issuance costs incurred on the outstanding principal amount of our borrowings under our notes payable, and $0.2 million in interest on our convertible promissory notes payable.

Liquidity and Capital Resources

We have incurred significant losses and cumulative negative cash flows from operations since our inception. As of March 31, 2018, we had an accumulated deficit of $179.8 million and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through equity and/or debt financings. We may also consider new collaborations or selectively partnering our technology or programs.

Since inception through March 31, 2018, we have funded our operations primarily through the private placement of our convertible preferred stock from which we received net proceeds of $131.4 million and our initial public offering from which we received net proceeds of $86.9 million. In addition, we have also received $17.7 million in net proceeds from the issuance of our notes payable, $10.9 million from the issuance of our convertible promissory notes payable, $2.1 million from private and federal grants, and a $0.5 million upfront payment under the Siemens license and collaboration agreement.

The loans under our loan and security agreement, or the Loan Agreement, with two lenders, dated October 30, 2015, are secured by substantially all of our assets other than our intellectual property (except rights to payment from the sale, licensing of disposition of such intellectual property). As of March 31, 2018, there was $9.2 million outstanding under our Loan Agreement. Balances under the Loan Agreement accrue interest at the prime rate plus 4.5%, subject to a floor of 7.75%.  The interest rate as of March 31, 2018 was 9.0%. The loans under the Loan Agreement mature in May 2019 and are due in monthly payments of principal and interest. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the Loan Agreement.

As of March 31, 2018, we had $74.0 million in cash, cash equivalents and marketable securities.  Our available cash and marketable securities are invested in accordance with our investment policy, primarily with a view to preserve principal and maintain liquidity. Currently, our funds are held in FDIC insured cash accounts, certificates of deposits, money market funds and investment-grade fixed income securities.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(12,708)	$(7,567)
Investing activities	(3,661)	3,771
Financing activities	(1,771)	5,241
Net (decrease) increase in cash and cash equivalents	$(18,140)	$1,445

Operating Activities.    Net cash used in operating activities was $12.7 million for the three months ended March 31, 2018, and consisted of a net loss of $12.9 million plus net adjustments of $1.7 million offset by net changes in operating assets and liabilities of $1.5 million. The primary noncash adjustments to net loss included stock-based compensation expense of $1.5 million, depreciation expense of $0.1 million and noncash interest expense of $0.1 million. Cash flow impacts from changes in net operating assets and liabilities were primarily driven by a net increase of $1.2 million in prepaid expenses and other assets mainly related to prepaid manufacturing deposits and deposits associated with first month’s rent and estimated expenses for our leased laboratory and office space located at 4242 Campus Point Court, San Diego, California, or the New Premises, a net decrease in accounts payable and accrued liabilities totaling $0.5 million mainly due to a net decrease in accrued compensation, primarily offset by an increase in deferred rent of $0.2 million for the New Premises.

Net cash used in operating activities was $7.6 million for the three months ended March 31, 2017, and consisted primarily of a net loss of $9.1 million adjusted for a net increase in cash from operating assets and liabilities of $0.8 million, noncash stock-based compensation expense of $0.5 million, depreciation expense of $0.1 million and noncash interest expense of $0.1 million. The $0.8 million net increase in cash from operating assets and liabilities is due primarily to an increase in our accounts payable and accrued liabilities resulting mainly from continued increases in clinical costs incurred to support our clinical trials, increased accrued equity issuance costs and increased accrued payroll and related liabilities.

Investing Activities.    Net cash used in investing activities for the three months ended March 31, 2018 was $3.7 million and consisted of purchases of marketable securities of $12.5 million and the purchase of property and equipment of $0.2 million, primarily offset by proceeds from the maturity of marketable securities of $9.1 million.

Net cash provided by investing activities for the three months ended March 31, 2017 was $3.8 million and consisted of proceeds from the maturity of marketable securities of $13.6 million, primarily offset by purchases of marketable securities of $9.7 million and the purchase of property and equipment of $0.1 million.

Financing activities.    Net cash used in financing activities for the three months ended March 31, 2018 was $1.8 million primarily related to principal payments on our notes payable.

Net cash provided by financing activities for the three months ended March 31, 2017 was $5.2 million and consisted primarily of net proceeds of $7.3 million from the issuance of convertible promissory notes payable and convertible promissory note subscriptions which were offset by $1.8 million in principal payments on our notes payable and $0.3 million in cash paid for deferred equity issuance costs.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory expenses, regulatory expenses, marketing, and general and administrative expenses. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2018 will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner that we currently expect. Furthermore, our operating plan may change and we may need additional funds sooner than planned.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in securities of high credit quality. As of March 31, 2018, we had cash, cash equivalents and marketable securities of $74.0 million consisting of cash and investments in certificates of deposit and money market funds, and investment-grade fixed income securities. A significant portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described in this section as well as the other information in our Annual Report on Form 10-K including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks related to our business and industry

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical-stage company with a limited operating history. We are not profitable and have incurred net losses in each year since our inception in 2007, including net losses of $38.9 million for the year ended December 31, 2017 and $12.9 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $179.8 million.

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

As of March 31, 2018, our cash, cash equivalents and marketable securities were $74.0 million. We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2018 will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity and/or debt financings. We do not have any committed external source of funds. We may also consider new collaborations or selectively partner our technology or programs. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

In addition, from time to time, we may publish interim, “top-line,” initial, or preliminary data from our clinical studies. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Preliminary, initial, or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, “top-line”, initial, and preliminary data should be viewed with caution until the final data are available. Adverse changes between preliminary, initial, “top-line” or interim data and final data could significantly harm our business prospects. In the 127 patients who received Toca 511 and Toca FC in our Phase 1 clinical trials, treatment-related adverse events were reported in 57.5% of patients and these events were predominantly low grade (48.8%). The most common treatment-related adverse events were fatigue (29.9%), diarrhea (14.2%), nausea (11.0%), headache (7.1%), and decreased appetite (5.5%). Treatment-related serious adverse events were reported in 7.1% of patients treated with Toca 511 and Toca FC. In patients that received both Toca 511 and Toca FC, hematologic toxicity was infrequent and also low grade. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical trials. Additionally, our product candidates could potentially cause other adverse events that have not yet been predicted. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. Patients who will be administered Toca 511 & Toca FC in the HGG clinical trials are seriously or terminally ill and some of them may have immune impairment related to their treatment with temozolomide and dexamethasone. It is expected that some of the patients will die or experience major clinical events such as strokes, hydrocephalus, infections, brain swelling and pulmonary emboli either during the course of our clinical trials or after such trials, which has occurred in the past.  In some patients with evidence of drug activity from Toca 511 & Toca FC, new lesions have been observed, some of which continue to grow even with continued Toca FC treatment.

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

It is possible that our retroviral replicating vector, or RRV, product candidates will spread to healthy tissues and result in unknown side effects, and that any anticipated or unanticipated side effects may occur at doses required to achieve clinically relevant efficacy, which could prohibit or delay commercialization of our product candidates. Alternatively, our RRV product candidates might not spread rapidly enough through the tumor or transfer sufficient genetic material to the tumor to demonstrate efficacy sufficient for regulatory approval. In preclinical studies in rodent models, we observed that our vectors do not initially infect tumors in some locations as well as they infect tumors in other locations, which may limit treatment with our future product candidates to a limited number of cancer locations. Further, it is possible that the RRV might not spread fast enough through the brain cancer to have a beneficial effect or that the virus might not be able to reach certain parts of the tumor due to prior surgical removal of contiguous cancer tissue or from scarring resulting from surgery, chemotherapy, radiation or spontaneous tumor necrosis (cell death) or due to mechanical limitations such as the inability to insert the needle accurately into tissue bearing the tumor; the inability to push enough RRV volume into a tumor with a high pressure; the rapid diffusion of RRV from the injection site due to high intratumor pressure or due to the communication with the ventricular space, external cerebral spinal fluid or the entry into veins; or the inability to insert the needle into the tumor without damaging vital brain structures. It is possible that the cancers which we seek to treat with our product candidates will be or become resistant to infection with the virus or become resistant to the 5-FU (5-fluorouracil) produced from Toca FC, due to mutation within the cancer cells genes or due to mutation of Toca 511, including loss of the therapeutic gene, cytosine deaminase.

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

A significant risk in any gene therapy product based on viral vectors that integrate into the host genome at measurable frequencies is that the vector will insert near cancer-linked oncogenes leading to uncontrolled clonal proliferation of mature cancer cells in the patient. For example, in 2003, 20 patients treated for X-linked severe combined immunodeficiency in two gene therapy studies conducted by third parties using a murine gamma-retroviral vector showed correction of the disease, but the studies were terminated after five patients developed leukemia. The cause of these adverse events was believed to be related to insertional oncogenesis, which is the process whereby the corrected gene inserts near a gene that is important in a critical cellular process like growth or division, and this insertion results in the development of a cancer (often leukemia). A potential clinical concern for gene therapy using retroviral vectors has been the possibility of insertional mutagenesis by the vectors, leading to malignant transformation of transduced cells (i.e., cancer). Because our replicating retroviruses produce viral antigens, these foreign proteins could serve as a target for immune activation against virally-infected cells and inflammation, which is not a feature of non-replicating retroviral vectors. In addition, we have not, and do not plan to, treat patients with severe immunodeficiency with our product candidates. Further, with our lead product candidate, Toca FC kills the virally-infected cells and presents the antigens. We believe that we have not observed oncogenesis in the patients treated in our clinical trials to date for these reasons. Our future product candidates are also designed to activate the immune system against virally-infected cells.

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

We expect to continue to rely on third parties to distribute, manufacture and perform release testing for our vectors, product candidates and other key materials and if such third parties do not carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approvals for our product candidates.*

We intend to continue to rely on third-party contract manufacturing organizations, or CMOs, to produce our vectors, product candidates and other key materials and on third-party contract testing organizations, or CTOs, for the establishment and performance of validated product release assays, but we have not entered into commercial supply agreements with any such CMOs or CTOs. Additionally, any CMO may not have experience or availability to produce adequate product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our vectors and products at the quality, quantities, locations and timing needed to support commercialization. We may change our manufacturing process from the current defined media process to a different defined media process, or from its current equipment to different equipment, or our cell line or vector and there can be no guarantee that the regulatory authorities will approve this new process in a timely manner or ever. Also, as a consequence of the manufacturing change, there may be a requirement to do more preclinical safety or efficacy studies, develop new manufacturing and release assays and/or repeat all or part of the ascending dose safety study in animals or humans. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

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

Similarly, we currently have a single manufacturer of the active pharmaceutical ingredient for Toca FC and another single manufacturer of the final drug product. We also rely on outside contractors to perform validated release testing for Toca FC. Currently we have not fully validated production of the drug product, Toca FC.

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

We are dependent on ApolloBio to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland China, Hong Kong, Macao and Taiwan. Failure of ApolloBio or any other third parties to successfully develop and commercialize Toca 511 & Toca FC in the applicable jurisdictions could have a material adverse effect on our business.*

We have granted ApolloBio an exclusive license to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland China, Hong Kong, Macao and Taiwan. We have limited contractual rights to force ApolloBio to invest significantly in the development and commercialization of Toca 511 & Toca FC and ApolloBio has limited experience in drug development and regulatory matters related to drug development and commercialization. In the event that ApolloBio or any other third party with any future development and commercialization rights to any of our product candidates fails to adequately develop and commercialize those product candidates because they lack adequate financial or other resources, decide to focus on other initiatives or otherwise, our ability to successfully develop and commercialize our product candidates in the applicable jurisdictions would be limited, which would adversely affect our business, financial condition, results of operations and prospects. In addition, our license agreement with ApolloBio may be terminated by either party upon a material breach by the other party that remains uncured following 60 days (or, with respect to any payment breach, 10 days) after the date of written notice of such breach, may be terminated by ApolloBio at any time by providing us 90 days’ prior written notice and may be terminated by us upon written notice to ApolloBio under specified circumstances if ApolloBio challenges the licensed patent rights.  Further, the license agreement with ApolloBio is not yet effective and will only become effective once ApolloBio makes the required upfront payments to us.  If the license agreement with ApolloBio does not become effective, or if we or ApolloBio terminate our license agreement, our ability to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland China, Hong Kong, Macao and Taiwan, would be materially harmed.

Any adverse developments that occur during any clinical trials conducted by ApolloBio may affect our ability to obtain regulatory approval or commercialize Toca 511 & Toca FC.*

ApolloBio retains the rights to develop and commercialize Toca 511 & Toca FC in the greater China region, including mainland China, Hong Kong, Macao and Taiwan. If serious adverse events occur during any clinical trials ApolloBio decides to conduct with respect to Toca 511 & Toca FC, the FDA and other regulatory authorities may delay, limit or deny approval of Toca 511 & Toca FC or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive FDA approval for Toca 511 & Toca FC and a new and serious safety issue is identified in connection with clinical trials conducted by ApolloBio, the FDA and other regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell our product. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize Toca 511 & Toca FC. ApolloBio is not currently conducting any clinical trials of Toca 511 & Toca FC.

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

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community.*

Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals, the commercial success of our product candidates will depend in part on the medical community, patients, and third-party payors accepting gene therapy products in general, and our product candidates in particular, as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the clinical indications for which our product candidates are approved;
•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;

•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA;
•	the timing of market introduction of our product candidates as well as competitive products;
•	the pricing and cost-effectiveness of our product candidates as well as the cost of treatment in relation to alternative treatments;
•	the availability of favorable coverage and adequate reimbursement by third-party payors and government authorities;
•	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors, including government authorities;
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

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of March 31, 2018, we had 70 full-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management. There are a small number of individuals with experience in gene therapy and clinicians who have successfully developed drugs and the competition for such individuals is high. Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Our business operations may be disrupted and management’s attention may be diverted as we move to our new laboratory and office space in 2018, which could harm our business and prospects. We currently rely, and for the foreseeable future will continue to rely on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

Our business could be negatively impacted by cyber security threats.*

In the ordinary course of our business, we use our data centers and our networks to store and access our proprietary business information. We face various cyber security threats, including cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The result of these incidents could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means.

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

•

the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

Additionally, we are subject to state and foreign equivalents of each of the healthcare fraud and abuse laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. We may also be subject to state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and certain state and local laws that require registration of pharmaceutical sales representatives. We may also be subject to state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In the European Union, Directive 95/46/EC (as amended) applies to identified or identifiable personal data processed by automated means and data contained in, or intended to be part of, non-automated filing systems as well as the transfer of such data to a country outside of the European Economic Area.  Effective as of May 25, 2018, Directive 95/46/EC will be replaced by the European Union’s General Data Protection Regulation (2016/679), or GDPR.  Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell our product candidates profitably.*

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors such as government authorities, including Medicare and Medicaid, private health insurers, and health maintenance organizations. Because our product candidates represent new approaches to the treatment of cancer, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance.

Third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

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

A number of gene therapy products have been approved over the past year by the FDA. Although the Center for Medicare and Medicaid Services, or CMS, subsequently approved its first method of coverage and reimbursement for one such product, the methodology has been subject to challenge by members of Congress. Often private payors follow the coverage and reimbursement decisions of the Medicare program, but also have their own methods and approval process. Therefore, coverage and reimbursement for can differ significantly from payor to payor. It is difficult to predict how CMS may decide to cover and reimburse our product candidates, if approved, and those determinations are subject to change. Any denial in coverage or reduction in reimbursement from Medicare or other government programs may result in a similar denial or reduction in payments from private payors, which may adversely affect our future profitability.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act was enacted in the United States. The Affordable Care Act and its implementing regulations, among other things, subjected biological products to potential competition by lower-cost biosimilars, revised the methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. On December 22, 2017, President Trump signed into law new federal tax legislation which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans, commonly referred to as the “donut hole”. Congress will likely consider other legislation to repeal or repeal and replace other elements of the Affordable Care Act.  We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (i.e. December 31, 2022), (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We had 19,912,983 shares of common stock outstanding as of May 7, 2018. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock. In addition, as of March 31, 2018, 3,879,051 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We have broad discretion in the use of working capital and may not use it effectively.*

Our management will have broad discretion in the application of working capital, and you will not have the opportunity as part of your investment decision to assess whether working capital is being used appropriately. Because of the number and variability of factors that will determine our use of our working capital, its ultimate use may vary substantially from its currently intended use. Our management might not apply our working capital in ways that ultimately increase the value of your investment. We intend to use our working capital to fund our Phase 3 clinical trial of Toca 511 & Toca FC in recurrent HGG, manufacturing scale-up and validation for Toca 511 & Toca FC, the other ongoing and planned clinical development and regulatory activities for Toca 511 & Toca FC and for working capital and other general corporate purposes. The failure by our management to apply this working capital effectively could harm our business. Pending its use, we may invest our working capital in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our working capital in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2017, we had federal and state net operating loss carryforwards of $137.8 million and $41.5 million, respectively. Our federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028.  If these net operating loss carryforwards expire unused, they will be unavailable to offset future income and reduce future income tax liabilities. In addition, under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. Under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and certain other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. We have completed an initial public offering and multiple rounds of financing since our inception which may have resulted in an ownership change or could result in an ownership change in the future. As of March 31, 2018, we have not completed a Section 382 and 383 analysis regarding any limitations on our NOLs and research and development credit carryforwards and such limitations could be significant. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our ability to use our NOLs and research and development credit carryforwards to offset our U.S. federal taxable income and taxes, as applicable, may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, similar rules may apply and there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 13, 2017. Through the date hereof, we have used $19.2 million of the net proceeds from the offering. Pending such uses, we plan to continue investing the unused proceeds from this offering in fixed, non-speculative income instruments.

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

10.1+

Tocagen Inc. Amended and Restated Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018.

10.2+

Amended and Restated Executive Employment Agreement, dated February 12, 2018, by and between the Registrant and Martin J. Duvall, incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018.

10.3+

Amended and Restated Executive Employment Agreement, dated February 12, 2018, by and between the Registrant and Mark Foletta, incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018.

10.4+

Executive Employment Agreement, dated February 12, 2018, by and between the Registrant and Asha Das, M.D, incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018.

10.5+

Executive Employment Agreement, dated February 12, 2018, by and between the Registrant and Douglas Jolly, Ph.D, incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018.

10.6

Lease Agreement, dated December 21, 2017, by and between the Registrant and AP3-SD1 Campus Point LLC, incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018.

10.7*	Eighteenth Amendment to Lease, dated March 7, 2018, by and between the Registrant and BMR-3030 Bunker Hill Street LLC.
31.1*	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2018	TOCAGEN INC.

	By:	/s/ Martin J. Duvall
Martin J. Duvall
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Foletta
Mark Foletta
Chief Financial Officer
(Principal Financial Officer)