Form 10-Q
period 2018-06-30
Tocagen Inc
filed 2018-08-09
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-38052

TOCAGEN INC.

(Exact name of registrant as specified in its charter)

Delaware	26 - 1243872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4242 Campus Point Court, Suite 500, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (858) 412-8400

3030 Bunker Hill Street, Suite 230, San Diego, CA, 92109

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 3, 2018, the registrant had 19,951,158 shares of common stock, par value $0.001 per share, outstanding.

TOCAGEN INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TOCAGEN INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,613	$35,933
Marketable securities	54,848	52,792
Prepaid expenses and other current assets	3,989	1,904
Total current assets	83,450	90,629
Property and equipment, net	3,652	1,217
Other assets	234	227
Total assets	$87,336	$92,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,500	$1,951
Accrued liabilities	11,208	8,120
Notes payable, current portion	-	7,200
Deferred license revenue	1,036	36
Deferred grant funding	22	23
Total current liabilities	13,766	17,330
Notes payable, net of current portion	25,913	3,625
Deferred license revenue, net of current portion	18	36
Deferred rent, net of current portion	1,550	—
Total liabilities	41,247	20,991
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2018 and December 31, 2017; 19,951,158 and 19,882,551 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	20	20
Additional paid-in capital	242,021	238,025
Accumulated deficit	(195,898)	(166,929)
Accumulated other comprehensive loss	(54)	(34)
Total stockholders’ equity	46,089	71,082
Total liabilities and stockholders’ equity	$87,336	$92,073

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
License revenue	$9	$10	$18	$21
Operating expenses
Research and development	12,763	6,632	23,199	13,256
General and administrative	2,573	2,030	4,992	3,970
Total operating expenses	15,336	8,662	28,191	17,226
Loss from operations	(15,327)	(8,652)	(28,173)	(17,205)
Other income (expense), net
Interest income	331	103	646	140
Interest expense	(1,093)	(495)	(1,442)	(1,111)
Change in fair value of preferred stock warrants	—	(22)	—	37
Total other expense, net	(762)	(414)	(796)	(934)
Net loss	(16,089)	(9,066)	(28,969)	(18,139)
Other comprehensive loss:
Net unrealized gain (loss) on investments	54	(6)	(20)	(7)
Comprehensive loss	$(16,035)	$(9,072)	$(28,989)	$(18,146)
Net loss per common share, basic and diluted	$(0.81)	$(0.56)	$(1.45)	$(1.95)
Weighted-average number of common shares outstanding, basic and diluted	19,922,355	16,330,996	19,914,159	9,308,386

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2018	2017
	(unaudited)
OPERATING ACTIVITIES
Net loss	$(28,969)	$(18,139)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	3,193	1,585
Depreciation	222	127
Noncash interest expense	873	293
Change in fair value of preferred stock warrants	—	(37)
Amortization of discount on investments, net	(86)	(13)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,532)	207
Accounts payable	(684)	(534)
Accrued liabilities	2,035	1,621
Deferred license revenue	982	(21)
Deferred rent	496	—
Deferred grant funding	(1)	(9)
Net cash used in operating activities	(23,471)	(14,920)
INVESTING ACTIVITIES
Proceeds from the sale/maturity of marketable securities	26,454	23,049
Purchases of marketable securities	(28,444)	(29,844)
Purchases of property and equipment	(877)	(109)
Proceeds from sale of property and equipment	—	20
Net cash used in investing activities	(2,867)	(6,884)
FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of issuance costs	26,325	—
Cash paid on extinguishment of debt	(8,631)	—
Principal payments on notes payable	(3,000)	(3,600)
Proceeds from issuance of common stock	324	47
Proceeds from offering of common stock, net of issuance costs	—	88,615
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	7,338
Net cash provided by financing activities	15,018	92,400
Net (decrease) increase in cash and cash equivalents	(11,320)	70,596
Cash and cash equivalents, beginning of period	35,933	5,510
Cash and cash equivalents, end of period	$24,613	$76,106
NONCASH INVESTING AND FINANCING ACTIVITIES
Allowance for tenant improvements	$1,054	$—
Property and equipment purchases included in accounts payable and accrued liabilities	$733	$158
Fair value of common stock warrants issued in connection with notes payable	$479	$—
Convertible preferred stock converted into shares of common stock	$—	$131,410
Convertible promissory notes principal and accrued interest converted into shares of common stock	$—	$11,092
Preferred stock warrant liabilities converted into warrants to purchase shares of common stock	$—	$89
Deferred equity issuance costs paid in previous periods reclassified to equity on effective date of initial public offering	$—	$1,574
Deferred debt and equity issuance costs in accounts payable and accrued liabilities	$—	$99

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Tocagen Inc. (Tocagen or the Company) is a clinical-stage, cancer-selective gene therapy company focused on developing first-in-class, broadly-applicable product candidates designed to activate a patient’s immune system against their own cancer. The Company’s cancer-selective gene therapy platform is built on retroviral replicating vectors which are designed to selectively deliver therapeutic genes into the DNA of cancer cells. Tocagen’s gene therapy approach is designed to fight cancer through immunotherapeutic mechanisms of action without the autoimmune toxicities commonly experienced with other immunotherapies. The Company views its operations and manages its business in one operating segment.

From inception through June 30, 2018, the Company has devoted substantially all of its efforts to developing its gene therapy platform and its lead product candidate, Toca 511 & Toca FC, as well as raising capital and building its infrastructure. The Company has not generated revenues from its principal operations.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, from which the balance sheet information herein was derived.

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

Liquidity

The Company has a limited operating history and the sales and income potential of the Company’s business and patient markets are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. As of June 30, 2018, the Company had an accumulated deficit of $195.9 million and working capital of $69.7 million available to fund future operations. As the Company continues to incur net losses, its transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. The Company plans to continue to fund its losses from operations and capital funding needs through debt and equity financing, or through collaborations or partnerships with other entities. Debt or equity financing, or collaborations and partnerships with other entities may not be available on a timely basis on terms acceptable to the Company, or at all.

As of June 30, 2018, the Company had cash, cash equivalents and marketable securities of $79.5 million. The Company has evaluated and concluded that there are no conditions or events, considered individually or in the aggregate, that raises substantial doubt about our ability to continue as a going concern for a period of one year following the date that these financial statements are issued.

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Significant estimates in the Company’s financial statements relate to clinical trial accruals, the valuation of equity awards, and the development period used for license revenue recognition. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results may differ from these estimates under different assumptions or conditions.

2.	Summary of Significant Accounting Policies

Clinical Trial Accruals

Expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to the Company’s contract arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to the Company’s service providers will temporarily exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients, site initiation and the completion of clinical milestones. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or prepaid expense balance accordingly. Historically, the Company’s estimated accrued liabilities have materially approximated actual expense incurred.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contract with Customers (Topic 606), using the modified retrospective transition method. There was no impact to opening retained earnings or revenue as of January 1, 2018 related to the adoption of Topic 606. Revenue generally consists of license revenue with upfront payments.

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those goods and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the transaction price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when or as the Company satisfies the performance obligation(s).

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

Collaborative Arrangements

The Company enters into collaborative arrangements with partners that may include payment to the Company of one or more of the following: (i) license fees; (ii) payments related to the achievement of developmental, regulatory, or commercial milestones; and (iii) royalties on net sales of licensed products.  Where a portion of non‑refundable upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as contract liabilities and recognized as revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation(s). The stand-alone selling price may include items such as forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if it can be satisfied at a point in time or over time. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

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

Milestone Payments

At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. If it is probable that a milestone event would occur at the inception of the arrangement, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, the Company evaluates the probability of achievement of such milestones and any related constraint(s), and if necessary, may adjust the Company’s estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from its collaborative arrangement with Siemens Healthcare Diagnostics Inc.

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

The Company accounts for stock options granted to non-employees using the Black-Scholes option pricing model with assumptions generally consistent with those used for employee stock options, with the exception of expected term, which is over the contractual life. These option grants are subject to periodic revaluation over their vesting term.

Net Loss Per Share

Basic and diluted net loss per common share for the periods presented is computed by dividing net loss by the weighted-average number of common shares outstanding during the respective periods, without consideration of common stock equivalents as they are anti-dilutive. Common stock equivalents that could potentially dilute earnings in the future are comprised of shares issuable upon the conversion of all outstanding principal and accrued interest related to convertible promissory notes payable, shares issuable upon the conversion of convertible preferred stock, options to purchase shares of common stock outstanding under the Company’s equity incentive plan and warrants for the purchase of shares of common stock. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Common stock equivalents from potentially dilutive securities that are not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Common stock options	3,548,847	2,540,896	3,548,847	2,540,896
Common stock warrants	67,238	10,660	67,238	10,660
Total	3,616,085	2,551,556	3,616,085	2,551,556

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842). The new standard amends the existing accounting standards for leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is still in the process of evaluating the effect of adoption on its financial statements and expects to adopt the standard on January 1, 2019. The adoption will lead to an increase in the assets and liabilities recorded on the balance sheets primarily due to the lease agreement attributable to leased laboratory and office space.

In June 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by aligning the accounting for share-based payment awards issued to employees and non-employees as it relates to the measurement date and impact of performance conditions. The ASU will become effective January 1, 2019 and is not expected to have a material impact to the overall financial statements of the Company.

3.	Fair Value of Financial Instruments

Fair Values of Assets Measured on a Recurring Basis

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Cash equivalents:
Commercial paper	$5,579	$—	$5,579	$—
Corporate debt securities	1,498	—	1,498	—
	$7,077	$—	$7,077	$—
Marketable securities:
Corporate debt securities	$23,629	$—	$23,629	$—
Commercial paper	21,222	—	21,222	—
Asset-backed securities	8,677	—	8,677	—
Certificates of deposit	1,320	—	1,320	—
	$54,848	$—	$54,848	$—

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Cash equivalents:
Corporate debt securities	$8,274	$—	$8,274	$—
Repurchase agreements	5,000	—	5,000	—
	$13,274	$—	$13,274	$—
Marketable securities:
Corporate debt securities	$24,713	$—	$24,713	$—
Certificates of deposit	13,651	—	13,651	—
Commercial paper	12,329	—	12,329	—
Asset-backed securities	2,099	—	2,099	—
	$52,792	$—	$52,792	$—

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

There were no transfers in or out of Level 1 and Level 2 fair value measurements during the six months ended June 30, 2018 or 2017.

At June 30, 2018 and December 31, 2017, the Company had investments in money market funds of $15.6 million and $20.2 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities. Refer to Note 4 for information regarding our investments.

Fair Values of Other Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable, approximate their respective fair values due to their short-term nature. The carrying amount of the Company’s notes payable of $25.9 million at June 30, 2018 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs).

4.	Certain Financial Statement Caption Information

Marketable Securities

The following tables summarize the Company’s marketable securities (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2018
Corporate debt securities	1 or less	$17,551	$—	$(32)	$17,519
Corporate debt securities	>1 and <5	6,128	—	(18)	6,110
Commercial paper	1 or less	21,224	1	(2)	21,222
Certificates of deposit	1 or less	480	—	—	480
Certificates of deposit	>1 and <5	840	—	—	840
Asset-backed securities	1 or less	6,889	—	(3)	6,886
Asset-backed securities	>1 and <5	1,791	—	—	1,791
		$54,903	$1	$(55)	$54,848
December 31, 2017:
Corporate debt securities	1 or less	$21,097	$—	$(16)	$21,081
Corporate debt securities	>1 and <5	3,636	—	(4)	3,632
Certificates of deposit	1 or less	13,658	—	(7)	13,651
Commercial paper	1 or less	12,333	—	(4)	12,329
Asset-backed securities	1 or less	2,099	—	—	2,099
		$52,823	$-	$(31)	$52,792

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

Accrued Liabilities

Accrued liabilities are comprised of (in thousands):

	June 30, 2018	December 31, 2017
Clinical trial expenses	$4,816	$2,809
Contract manufacturing services	2,518	1,536
Payroll and other employee-related expenses	1,563	2,489
Interest payable	187	77
Professional fees	83	276
Other	2,041	933
Total accrued liabilities	$11,208	$8,120

5.	Notes Payable

Loan Agreement

On October 30, 2015, the Company entered into a Loan and Security Agreement (Prior Agreement) with two lenders whereby it borrowed $18.0 million (the Initial Loans). Balances under the Prior Agreement were due in monthly principal and interest payments, with final maturity of the Loans in May 2019. Each Initial Loan included a final payment fee of 7.95% of the original principal amount due upon maturity.

On May 18, 2018, the Company entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with the two lenders pursuant to which the lenders agreed to lend the Company $26.5 million as term loans (the Term Loans).Of the total proceeds, $8.6 million was applied to the repayment of outstanding principal, interest and final payment owed pursuant to the Initial Loans.

The Company evaluated the amendment in accordance with ASC Topic 470, which requires modification of debt instruments to be evaluated to assess whether the modification is considered a substantial modification, in which case the modification shall be accounted for as a debt extinguishment. Based on the Company’s evaluation, the modification was considered substantial and therefore the unamortized discount associated with the Prior Agreement was written off through interest expense and the principal balance of the Prior Agreement was written off.

The Term Loans will mature on December 1, 2022 (the Maturity Date) and the Company will have interest-only payments through January 1, 2020, followed by 36 equal monthly payments of principal and interest; provided that the Term Loans will be interest-only (and the number of principal and interest payments will be correspondingly reduced) through (i) July 1, 2020 if the Company submits a Biologics License Application (BLA) for the Company’s product candidate, Toca 511 & Toca FC, to the United States Food and Drug Administration (FDA) prior to January 1, 2020, but not yet received FDA approval of such BLA prior to July 1, 2020 and (ii) January 1, 2021 if following such BLA submission to the FDA prior to January 1, 2020, the Company receives FDA approval of such BLA prior to July 1, 2020.

The Term Loans bear interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (a) the prime rate reported in the Wall Street Journal on the last business day of the month that immediately proceeds the month in which the interest will accrue, plus (b) 3.75%. The Company will be required to make a final payment of 7.95% of the principal amount of the Term Loans payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans. The Company may prepay all, but not less than all, of the Term Loans upon 10 days written notice provided the Company will be obligated to pay a prepayment fee equal to (i) 3.00% of the principal amount of the applicable Term Loan prepaid on or before the first anniversary of the effective date of the Loan Agreement, (ii) 2.00% of the principal amount of the applicable Term Loan prepaid on or before the second anniversary of the effective date of the Loan Agreement, and (iii) 1.00% of the principal amount of the applicable Term Loan prepaid thereafter, but prior to the Maturity Date.

In conjunction with the Loan Agreement, the Company issued the lenders warrants exercisable for 56,578 shares of common stock (the Warrants). The Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.35. The Warrants will terminate on the earlier of May 18, 2028 or the closing of a certain merger or consolidation transaction. The Company recorded the Warrants as a debt discount, as a contra-liability against debt, and is amortizing the balance over the life of the underlying debt. The offset to the contra-liability is recorded as additional paid in capital in the Company’s balance sheet as the Warrants were determined to be an equity instrument. The Company determined the fair value of the Warrants at the date of issuance was $0.5 million using the Black-Scholes option pricing model (“Black-Scholes”) based on significant unobservable inputs (Level 3) with an expected term of 10 years, volatility of 85.6%, risk free fate of 3.1% and expected dividend of 0% .

The costs incurred to issue the Term Loans of $0.1 million were deferred and are included in the discount to the carrying value of the Term Loans in the accompanying balance sheet. The deferred costs and the final payment fee are amortized to interest expense over the expected term of the Term Loans using the effective interest method with an effective interest rate of 10.7%.

The aggregate carrying amounts of the Term Loans and Initial Loans are comprised of the following, as applicable (in thousands):

	June 30, 2018	December 31, 2017
Principal	$26,450	$10,200
Add: accreted liability for final payment fee	52	869
Less: unamortized discount	(589)	(244)
	$25,913	$10,825

The Term Loans are secured by substantially all of the Company’s assets other than its intellectual property, except rights to payment from the sale, licensing or disposition of such intellectual property. The Company is also required to maintain its primary operating accounts at all times with one of the lenders. The Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of its capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the Agreement. At June 30, 2018, the Company was in compliance with the covenants contained in the Agreement.

Future maturities of the Term Loans, including the final payment fee, as of June 30, 2018 are as follows (in thousands):

June 30, 2018
Year ending December 31, 2018	$—
Year ending December 31, 2019	—
Year ending December 31, 2020	8,817
Year ending December 31, 2021	8,817
Year ending December 31, 2022	10,919
28,553
Unaccreted balance for final payment fee on Loans	(2,051)
Unamortized discounts	(589)
25,913
Less current portion	—
Noncurrent portion	$25,913

6.	Stockholders’ Equity

Upon completion of the Company’s IPO, all of the Company’s outstanding shares of convertible preferred stock were converted into an aggregate of 6,690,066 shares of the Company’s common stock.  As of June 30, 2018, the Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of June 30, 2018 is as follows:

Issued and Outstanding:
Stock options	3,548,847
Warrants for common stock	67,238
Shares reserved for issuance under the ESPP	363,340
Shares reserved for future award grants	315,894
Total	4,295,319

Stock-Based Compensation

The Company has not recognized non-cash stock-based compensation expense for outstanding options to purchase 188,651 shares of common stock with performance-based vesting provisions after its evaluation that the occurrence of the individual milestones is not probable as of June 30, 2018.

The following table summarizes the allocation of the Company’s non-cash stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$788	$430	$1,535	$572
General and administrative	884	626	1,658	1,013
Total	$1,672	$1,056	$3,193	$1,585

7.	Collaborative Arrangements

On April 18, 2018, the Company entered into a License Agreement (the License Agreement) with Beijing Apollo Venus Biomedical Technology Limited and ApolloBio Corp. (collectively, ApolloBio), which became effective in July 2018, pursuant to which the Company granted to ApolloBio an exclusive license to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland China, Hong Kong, Macao and Taiwan (the Licensed Territory).

Under the License Agreement, the Company received an aggregate upfront payment of $16.0 million (the Upfront Payment), consisting of $1.0 million in May 2018 and $15.0 million in July 2018. Full payment of the Upfront Payment was a condition to the effectiveness of the license and other rights granted under the License Agreement. Therefore, the License Agreement became effective in July 2018.

In addition to the Upfront Payment, the Company is eligible to receive up to an aggregate $111.0 million, less withholding and other taxes, upon the achievement of specified development and commercial milestones, the most near-term of which is the completion of enrollment in the Toca 5 study.  The Company is also eligible for low double-digit tiered royalty payments based on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances. ApolloBio will be responsible for all development and commercialization costs in the Licensed Territory. Future payments by ApolloBio are subject to the People’s Republic of China (PRC) currency exchange approval and may be subject to other approvals by PRC authorities.

Unless earlier terminated, the License Agreement will expire upon the expiration of the last-to-expire royalty term for any and all licensed products, which royalty term is, with respect to a licensed product in a particular region (i.e., mainland China, Hong Kong, Macao and Taiwan) of the Licensed Territory (each, a Region), the latest of (i) 10 years after the first commercial sale of such licensed product in such Region, (ii) the expiration of all regulatory exclusivity as to such licensed product in such Region and (iii) the date of expiration of the last valid patent claim covering such licensed product in such Region. Either party may terminate the License Agreement upon a material breach by the other party that remains uncured following 60 days (or, with respect to any payment breach, 10 days) after the date of written notice of such breach. ApolloBio may terminate the License Agreement at any time by providing 90 days’ prior written notice to the Company. In addition, the Company may terminate the License Agreement upon written notice to ApolloBio under specified circumstances if ApolloBio challenges the licensed patent rights.

The effective date of the License Agreement corresponds with the final portion of the Upfront Payment received in July 2018. Therefore the $1.0 million portion of the Upfront Payment received in May 2018 was recorded as deferred revenue on the condensed balance sheet as of June 30, 2018.

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

Overview

We are a clinical-stage, cancer-selective gene therapy company focused on developing first-in-class, broadly-applicable product candidates designed to activate a patient’s immune system against their own cancer. Our cancer-selective gene therapy platform is built on retroviral replicating vectors, or RRVs, which are designed to selectively deliver therapeutic genes into the DNA of cancer cells. Our gene therapy approach is designed to fight cancer through immunotherapeutic mechanisms of action without the autoimmune toxicities commonly experienced with other immunotherapies.

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

In April 2018, we entered into a license agreement, or License Agreement, with Beijing Apollo Venus Biomedical Technology Limited and ApolloBio Corp., or collectively ApolloBio which became effective in July 2018, pursuant to which we granted to ApolloBio an exclusive license to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland China, Hong Kong, Macao and Taiwan, or the Licensed Territory. Under the License Agreement, we received an aggregate upfront payment of $16.0 million consisting of $1.0 million received in May 2018 and $15.0 million received in July 2018 and we are eligible to receive up to $111.0 million in future payments upon the achievement of specified development and commercial milestones. In addition, we are also eligible for low double-digit tiered royalty payments based on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the private placement of our convertible preferred stock, from which we received net proceeds of $131.4 million and our initial public offering in April 2017, from which we received net proceeds of $86.9 million. We have also received $44.0 million in net proceeds from term loans, $16.5 million from upfront payments under our license and collaboration agreements ,$10.9 million from the issuance of our convertible promissory notes payable and $2.1 million from private and federal grants.

Since our inception in August 2007, we have devoted substantially all of our efforts to developing our gene therapy platform and our lead product candidate, Toca 511 & Toca FC. We have never been profitable and have incurred significant operating losses in each year since our inception. We had an accumulated deficit of $195.9 million as of June 30, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research, preclinical, clinical, product, regulatory and business development activities, as well as raising capital and building our infrastructure.

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

Accordingly, we will seek to fund our operations through equity and/or debt financings. We may also consider new collaborations or selectively partnering our technology or programs. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. In addition, subject to limited exceptions, our Loan and Security Agreement also prohibits us from incurring indebtedness without the prior written consent of the lenders. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

Financial Operations Overview

Revenue

We currently have no products approved for sale, and have not generated any revenues from the sale of products. We have not submitted any product candidate for regulatory approval. Our revenue has been derived from our license and collaboration arrangement we entered into with Siemens Healthcare Diagnostics Inc., or Siemens in 2011, under which we received a nonrefundable, non-creditable, lump-sum, upfront license payment of $0.5 million for our sublicense to Siemens of certain diagnostic assay technology and the License Agreement, under which we received $1.0 million of the total upfront payment due thereunder in April 2018 and the remaining upfront payment due thereunder of $15.0 million in July 2018, upon which the license agreement became effective. As of June 30, 2018, no revenue was recognized related to the License Agreement.

In the future, we may generate revenue from a combination of product sales, royalties and milestones in connection with our Siemens agreement, the License Agreement and any future marketing and distribution arrangements and other collaborations, strategic alliances and license arrangements, or a combination of these approaches. However, we do not expect to receive additional revenues unless and until we receive regulatory approval for product candidates or potentially enter into collaboration agreements. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses for personnel, including non-cash stock-based compensation costs, preclinical costs, clinical trial costs, costs related to acquiring and manufacturing clinical trial materials, contract services, facilities costs, overhead costs and depreciation. These activities also include research and development related to our gene therapy platform development. All research and development costs are expensed as incurred.

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

The following table sets forth our research and development expense by project (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Toca 511 & Toca FC	$11,983	$6,342	$21,396	$12,726
Vector technology	780	290	1,803	530
Total	$12,763	$6,632	$23,199	$13,256

We expect our research and development expenses to increase for the foreseeable future as we scale up our clinical trial and manufacturing activities and seek regulatory approval of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel, including non-cash stock-based compensation costs and travel expenses for our employees in executive, operational, finance and business development functions. Other general and administrative expenses include facility-related costs, consulting fees, information technology, insurance, professional fees for accounting and legal services, expenses associated with obtaining and maintaining patents and costs associated with being a public company.

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

Interest Expense

Interest expense consists primarily of stated interest and the amortization of related debt issuance costs incurred on the outstanding principal amount of our borrowings under our notes payable and convertible promissory notes payable.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
License revenue	$9	$10	$18	$21
Research and development expenses	12,763	6,632	23,199	13,256
General and administrative expenses	2,573	2,030	4,992	3,970
Interest income	331	103	646	140
Interest expense	(1,093)	(495)	(1,442)	(1,111)
Change in fair value of preferred stock warrants	—	(22)	—	37

License revenue.    License revenue was less than $0.1 million for the three and six months ended June 30, 2018 and 2017.

Research and development expenses.    Research and development expenses were $12.8 million and $23.2 million for the three and six months ended June 30, 2018, respectively, compared to $6.6 million and $13.3 million for the three and six months ended June 30, 2017, respectively. The increase of $6.2 million for the three months ended June 30, 2018 compared to the same period in 2017 was primarily related to a $1.1 million increase in personnel related costs, including non-cash stock-based compensation due to an increase in headcount from 48 to 58, $2.3 million increase in clinical trial costs due to the ramp up in patient enrollment of Toca 5 and $1.7 million increase in product development activities, including manufacturing. The $9.9 million increase for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to a $2.4 million increase in personnel related costs, including non-cash stock-based compensation due to increased headcount, $2.7 million increase in clinical trial costs and $3.2 million increase in product development activities, including manufacturing. We anticipate our research and development expenses will continue to increase in future quarters.

General and administrative expenses.    General and administrative expenses were $2.6 million and $5.0 million for the three and six months ended June 30, 2018, respectively, compared to $2.0 million and $4.0 million for the three and six months ended June 30, 2017, respectively. The increase of $0.6 million and $1.0 million for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to increased non-cash stock-based compensation expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively, as well as an increase in external services associated with being a public company.

Interest income.    Interest income was $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively, compared to $0.1 million  for each of the three and six months ended June 30, 2017. The increase of $0.2 million and $0.5 million, respectively was primarily due to earning interest at higher rates during 2018 compared to 2017.

Interest expense.    Interest expense was $1.1 million and $1.4 million for the three and six months ended June 30, 2018, respectively, compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2017, respectively. The increase represents charges incurred in connection with our Loan Agreement in May 2018 in which the termination of our prior loan and security agreement was treated as a debt extinguishment.

Liquidity and Capital Resources

We have incurred significant losses and cumulative negative cash flows from operations since our inception. As of June 30, 2018, we had an accumulated deficit of $195.9 million and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through equity and/or debt financings. We may also consider new collaborations or selectively partnering our technology or programs.

Since inception through June 30, 2018, we have funded our operations primarily through the private placement of our convertible preferred stock from which we received net proceeds of $131.4 million and our initial public offering from which we received net proceeds of $86.9 million. In addition, we have also received $44.0 million in net proceeds from term loans, $10.9 million from the issuance of our convertible promissory notes payable, $2.1 million from private and federal grants, and a $16.5 million from upfront payments under our license and collaboration agreements, including $15.0 million received in July 2018.

The loans under our amended and restated loan and security agreement, or the Loan Agreement, with two lenders, dated May 18, 2018, are secured by substantially all of our assets other than our intellectual property (except rights to payment from the sale, licensing of disposition of such intellectual property). As of June 30, 2018, there was $25.9 million outstanding under the Loan Agreement. Balances under the Loan Agreement accrue interest at the prime rate plus 3.75%, subject to a floor of 8.50%.  The interest rate as of June 30, 2018 was 8.50%. The loans under the Loan Agreement mature in December 2022 with interest only payments through January 1, 2020 followed by 36 monthly payments of principal and interest, provided that the interest only period may be extended (and the number of principal and interest payments will be correspondingly reduced) in certain circumstances. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the Loan Agreement.

As of June 30, 2018, we had $79.5 million in cash, cash equivalents and marketable securities.  Our available cash and marketable securities are invested in accordance with our investment policy, primarily with a view to preserve principal and maintain liquidity. Currently, our funds are held in FDIC insured cash accounts, certificates of deposits, money market funds and investment-grade fixed income securities.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(23,471)	$(14,920)
Investing activities	(2,867)	(6,884)
Financing activities	15,018	92,400
Net (decrease) increase in cash and cash equivalents	$(11,320)	$70,596

Operating Activities.    Net cash used in operating activities was $23.5 million and $14.9 million for the six months ended June 30, 2018 and 2017, respectively. The increase in net cash used in operating activities was primarily attributable to an increase in net loss of $10.8 million offset by an increase in non-cash stock-based compensation of $1.6 million.

Investing Activities.    Net cash used in investing activities was $2.9 million and $6.9 million for the six months ended June 30, 2018 and 2017, respectively. Net cash used in investing activities for the periods presented primarily relate to the net of purchases, sales and maturities of marketable securities used to fund our operations and purchases of property and equipment. We invest cash in excess of our immediate operating requirements in a way that maturity is staggered and designed to optimize our return on investments, while satisfying our liquidity needs. Net cash used to purchase marketable securities was $2.0 million and $6.8 million for the six months ended June 30, 2018 and 2017, respectively. We purchased $0.9 million and $0.1 million of property and equipment for the six months ended June 30, 2018 and 2017, respectively.

Financing activities.    Net cash provided by financing activities was $15.0 million and $92.4 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash provided by financing activities for the six months ended June 30, 2018 was primarily related to net proceeds from our Loan Agreement of $26.3 million offset by cash paid on extinguishment of our prior loan and security agreement of $8.6 million in May 2018 compared to net proceeds from our initial public offering of $86.9 million in 2017.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory expenses, regulatory expenses, marketing, and general and administrative expenses. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2018 will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner that we currently expect. Furthermore, our operating plan may change and we may need additional funds sooner than planned.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in securities of high credit quality. As of June 30, 2018, we had cash, cash equivalents and marketable securities of $79.5 million consisting of cash and investments in certificates of deposit and money market funds, and investment-grade fixed income securities. A significant portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our business and industry

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical-stage company with a limited operating history. We are not profitable and have incurred net losses in each year since our inception in 2007, including net losses of $38.9 million for the year ended December 31, 2017 and $29.0 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $195.9 million.

We have devoted most of our financial resources to research and development, including our clinical, preclinical and platform development activities. To date, we have financed our operations primarily through the private placement of our convertible preferred stock, our initial public offering of our common stock, term loans, the issuance of convertible promissory notes and upfront payments under our license and collaboration agreements. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenue. We have not completed late-stage clinical trials for any product candidate and it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. Even if we or our strategic partners succeed in obtaining regulatory approval and commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.*

We are currently advancing our lead product candidate, Toca 511 & Toca FC, through clinical development and other product candidates through preclinical development. Developing gene therapy products is expensive, and we expect our research and development expenses to continue to increase in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials.

As of June 30, 2018, our cash, cash equivalents and marketable securities were $79.5 million. We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2018 will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity and/or debt financings. We do not have any committed external source of funds. We may also consider new collaborations or selectively partner our technology or programs. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Subject to limited exceptions, our amended and restated loan and security agreement, or Loan Agreement also prohibits us from incurring indebtedness without the prior written consent of the lenders. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Immunotherapy, gene therapy and biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.*

Since our inception in August 2007, we have devoted most of our efforts to developing our gene therapy platform and our lead product candidate, Toca 511 & Toca FC. We are still developing our product candidates, and we have not completed development of any products. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with partners, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize product candidates. We do not anticipate generating revenues from sales of products for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

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

In addition, the clinical trial requirements of the FDA, the European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. In October 2015, the FDA approved Amgen Inc.’s oncolytic virus therapy, Imlygic (talimogene laherparapvec), for the local treatment of unresectable lesions in patients with melanoma recurrent after initial surgery and in December 2015, Imlygic was approved by the European Commission for early stage, unresectable melanoma that is regionally or distantly metastatic following a recommendation for marketing authorization as a gene therapy in Europe by the Committee for Advanced Therapies. In 2017, the FDA approved the first two CAR T cell therapy products: Novartis’ Kymriah (tisagenlecleucel), for the treatment of a type of leukemia and Kite Pharma’s Yescarta (axicabtagene ciloleucel), for the treatment of a type of lymphoma.  On December 19, 2017, the FDA approved Spark Therapeutics, Inc.’s Luxturna (voretigene neparvovec-rzyl), a new gene therapy, to treat children and adult patients with an inherited form of vision loss that may result in blindness. Two other gene therapy products have been approved in Europe, uniQure NV’s Glybera (alipogene tiparvovec), which received marketing authorization from the European Commission in 2012 and GlaxoSmithKline, Fondazione Telethon and Ospedale San Raffaele’s Strimvelis (GSK2696273), which was approved by the European Commission in 2016. The limited precedent for gene therapy approvals makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, Europe or other territories.

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

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such clinical trials are being conducted, the Data Safety Monitoring Committee for such clinical trial, the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

Our clinical trials may fail to demonstrate safety and efficacy and any of our product candidates could be associated with undesirable side effects or other properties, which would prevent or delay regulatory approval and commercialization.*

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we or our strategic partner must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Failure can occur at any time during a clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical testing and initial clinical trials. Most product candidates that commence clinical trials are never approved as products.

In addition, from time to time, we may publish interim, “top-line,” initial, or preliminary data from our clinical studies. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Preliminary, initial, or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, “top-line”, initial, and preliminary data should be viewed with caution until the final data are available. Adverse changes between preliminary, initial, “top-line” or interim data and final data could significantly harm our business prospects. In the 127 patients who received Toca 511 and Toca FC in our Phase 1 clinical trials, treatment-related adverse events were reported in 57.5% of patients and these events were predominantly low grade (48.8%). The most common treatment-related adverse events were fatigue (29.9%), diarrhea (14.2%), nausea (11.0%), headache (7.1%), and decreased appetite (5.5%). Treatment-related serious adverse events were reported in 7.1% of patients treated with Toca 511 and Toca FC. In patients that received both Toca 511 and Toca FC, hematologic toxicity was infrequent and also low grade. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical trials. Additionally, our product candidates could potentially cause other adverse events that have not yet been predicted. The inclusion of critically ill patients in our or our partner’s clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. Patients who will be administered Toca 511 & Toca FC in the HGG clinical trials are seriously or terminally ill and some of them may have immune impairment related to their treatment with temozolomide and dexamethasone. It is expected that some of the patients will die or experience major clinical events such as strokes, hydrocephalus, infections, brain swelling and pulmonary emboli either during the course of our or our partner’s clinical trials or after such trials, which has occurred in the past.  In some patients with evidence of drug activity from Toca 511 & Toca FC, new lesions have been observed, some of which continue to grow even with continued Toca FC treatment.

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

If the results of our or our partner’s clinical trials are inconclusive or if there are safety concerns or adverse events associated with our product candidates, we may:

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

We expect to continue to rely on third parties to distribute, manufacture and perform release testing for our vectors, product candidates and other key materials and if such third parties do not carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approvals for our product candidates.*

We intend to continue to rely on third-party contract manufacturing organizations, or CMOs, to produce our vectors, product candidates and other key materials and on third-party contract testing organizations, or CTOs, for the establishment and performance of validated product release assays, but we have not entered into commercial supply agreements with any such CMOs or CTOs. Additionally, any CMO may not have experience or availability to produce adequate product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our vectors and products at the quality, quantities, locations and timing needed to support commercialization. We may change our manufacturing process from the current defined media process to a different defined media process, or from its current equipment to different equipment, or our cell line or vector and there can be no guarantee that the regulatory authorities will approve this new process in a timely manner, or ever. Also, as a consequence of the manufacturing change, there may be a requirement to do more preclinical safety or efficacy studies, develop new manufacturing and release assays and/or repeat all or part of the ascending dose safety study in animals or humans. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

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

No manufacturer we know of currently has the direct experience or the demonstrated ability to produce our vectors and product candidates at reasonable commercial levels or under full commercial requirements. We have developed in-house, a more scalable manufacturing process for Toca 511, which we have transferred to one or more CMOs. We may run into technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. Further, we have not completed the characterization and validation activities necessary for commercial and regulatory approvals. If our manufacturing and testing partners do not satisfy such regulatory requirements, our commercialization efforts may be harmed.

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

We are dependent on ApolloBio to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland China, Hong Kong, Macao and Taiwan. Failure of ApolloBio or any other third parties to successfully develop and commercialize Toca 511 & Toca FC in the applicable jurisdictions could have a material adverse effect on our business.*

We have granted ApolloBio an exclusive license to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland China, Hong Kong, Macao and Taiwan. We have limited contractual rights to force ApolloBio to invest significantly in the development and commercialization of Toca 511 & Toca FC.

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

•	the clinical indications for which our product candidates are approved;
•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA;
•	the timing of market introduction of our product candidates as well as competitive products;
•	the pricing and cost-effectiveness of our product candidates as well as the cost of treatment in relation to alternative treatments;
•	the availability of favorable coverage and adequate reimbursement by third-party payors and government authorities;
•	the willingness of patients to pay out-of-pocket in the absence of coverage or adequate reimbursement by third-party payors, including government authorities;
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

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of June 30, 2018, we had 73 full-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management. There are a small number of individuals with experience in gene therapy and clinicians who have successfully developed drugs and the competition for such individuals is high. Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. We currently rely, and for the foreseeable future will continue to rely on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

We currently have a very limited marketing and sales organization. If we are unable to expand our marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.*

We currently have very limited sales, marketing and distribution capabilities. At the appropriate time, we plan to build a commercial infrastructure targeting oncologists, neuro-oncologists and neurosurgeons and related clinicians and health care workers in leading and regional cancer centers in the United States, which will require significant capital expenditures, management resources and time. ApolloBio retains the rights to develop and commercialize Toca 511 & Toca FC in the greater China region, including mainland China, Hong Kong, Macao and Taiwan. We may build our own commercial infrastructure in other territories or consider additional opportunities to enter into out-licensing or co-promotion agreements with other pharmaceutical or biotechnology companies to develop and/or commercialize our product candidates outside the United States. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

The terms of our Loan Agreement place restrictions on our operating and financial flexibility.*

In May 2018, we entered into a Loan Agreement with Oxford Finance LLC and Silicon Valley Bank which is secured by substantially all of our assets other than our intellectual property (except rights to payment from the sale, licensing or disposition of such intellectual property). We borrowed $26.5 million upon execution of the Loan Agreement. Approximately $8.6 million of the proceeds received was used to repay the outstanding principal, interest and final payment fees owed under our prior loan and security agreement.

The Loan Agreement includes affirmative and negative covenants applicable to us and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and subject all of our deposit accounts, securities accounts, commodity accounts or any other bank accounts, to a control agreement in favor of Oxford Finance LLC. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends in cash or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions.

The Loan Agreement also includes events of default, the occurrence and continuation of which provide Oxford Finance LLC, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the Loan Agreement, including foreclosure against our properties securing the Loan Agreement, including our cash, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. These events of default include, among other things, our failure to pay any amounts due under the Loan Agreement, a breach of covenants under the loan and security agreement, our insolvency, impairment in the perfection or priority of each lender’s security interest in the collateral, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, our failure to obtain or maintain material governmental approvals, and a final judgment against us of at least $250,000. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lenders could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the Loan Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

Risks related to government regulation

The FDA may disagree with our regulatory plans, and we may fail to obtain regulatory approval of our product candidates.*

Following receipt of Breakthrough Therapy Designation from the FDA, we redesigned our Phase 2/3 clinical trial of Toca 511 & Toca FC for the treatment of recurrent HGG to a single Phase 3 trial design and have included the 187 patients that were previously enrolled in the Phase 2/3 trial in the total of approximately 380 patients expected to enroll in the redesigned trial. The interim or final analyses of this trial alone could support approval of a BLA for Toca 511 & Toca FC in the indication of recurrent HGG. However, the general approach for FDA approval of a new biologic or drug is to require dispositive data from two adequate and well-controlled Phase 3 clinical trials of the biologic or drug in the relevant patient population.

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

We may be subject, directly or indirectly, to federal, state, local and foreign healthcare fraud and abuse laws, false claims laws, privacy laws and other applicable healthcare laws, and the failure to comply with such laws could result in substantial penalties. Our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.*

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us.

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, which impose criminal and civil penalties, through government, civil whistleblower or qui tam actions, on individuals and entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal healthcare programs that are false, fictitious or fraudulent, or knowingly making, using or causing to be made or used, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

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

•

the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	the U.S. Federal Food, Drug and Cosmetic Act, or FD&C Act, which prohibits, among other things, the adulteration or misbranding of drugs and medical devices; and
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state, local and foreign equivalents of each of the healthcare fraud and abuse laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. We may also be subject to state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; to report information related to payments and other transfers of value to healthcare providers or entities, or marketing expenditures; and require registration of pharmaceutical sales representatives. We may also be subject to state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In the European Union, the General Data Protection Regulation (2016/679), or GDPR applies to any organization established in the European Union, as well as to those outside of the European Union if they collect and use “personal data”, or any information relating to an identified or identifiable natural person, in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior  Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

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

A number of gene therapy products have been approved over the past year by the FDA. Although CMS subsequently approved a method of coverage and reimbursement for certain gene therapy products, it is difficult to predict how CMS may decide to cover and reimburse our product candidates, if approved. Often private payors follow the coverage and reimbursement decisions of the Medicare program, but also have their own methods and approval process. Therefore, coverage and reimbursement for can differ significantly from payor to payor and approval by one payor does not guarantee approval by another. Further, third-party payors’ coverage and reimbursement determinations are subject to change. Any denial in coverage or reduction in reimbursement from Medicare or other government programs may result in a similar denial or reduction in payments from private payors, which may adversely affect our future profitability.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. On December 22, 2017, President Trump signed into law new federal tax legislation which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans, commonly referred to as the “donut hole”. More recently, in July 2018, CMS announced that it is suspending further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress will likely consider other legislation to repeal or repeal and replace other elements of the Affordable Care Act.  We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

Further recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further product price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain products under Medicare Part B, to allow some states to negotiate product prices under Medicaid, and to eliminate cost sharing for generic products for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The United States Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our products. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.*

We currently have relationships with a limited number of suppliers for the manufacturing of our viral vectors and product candidates. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have or later obtain with respect to such activities.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s good laboratory practices and cGMP regulations enforced by the FDA through its facilities inspection program. Some of our contract manufacturers have limited experience in production of commercially-approved products and therefore may have not obtained the requisite FDA approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products may not be granted.

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

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future, including due to limitations that are currently imposed by our Loan Agreement. Any return to stockholders will therefore be limited to the appreciation of their stock.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.*

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (i.e. December 31, 2022), (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We had 19,951,158 shares of common stock outstanding as of August 3, 2018. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock. In addition, as of June 30, 2018, 3,931,979 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We have broad discretion in the use of working capital and may not use it effectively.*

Our management will have broad discretion in the application of working capital, and stockholders do not have the opportunity to assess whether working capital is being used appropriately. Because of the number and variability of factors that will determine our use of our working capital, its ultimate use may vary substantially from its currently intended use. Management might not apply working capital in ways that ultimately increase stockholder value. We intend to use our working capital to fund our Phase 3 clinical trial of Toca 511 & Toca FC in recurrent HGG, manufacturing scale-up and validation for Toca 511 & Toca FC, the other ongoing and planned clinical development and regulatory activities for Toca 511 & Toca FC and for other general corporate purposes. Failure by us to apply working capital effectively could harm our business. Pending its use, we may invest our working capital in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our working capital in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2017, we had federal and state net operating loss carryforwards of $137.8 million and $41.5 million, respectively. Our federal and state net operating loss carryforwards will begin to expire, if not utilized, in 2028.  If these net operating loss carryforwards expire unused, they will be unavailable to offset future income and reduce future income tax liabilities. In addition, under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. Under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and certain other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. We have completed an initial public offering and multiple rounds of financing since our inception which may have resulted in an ownership change or could result in an ownership change in the future. As of June 30, 2018, we have not completed a Section 382 and 383 analysis regarding any limitations on our NOLs and research and development credit carryforwards and such limitations could be significant. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our ability to use our NOLs and research and development credit carryforwards to offset our U.S. federal taxable income and taxes, as applicable, may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, similar rules may apply and there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 13, 2017. Through the date hereof, we have used $27.6 million of the net proceeds from the offering. Pending such uses, we plan to continue investing the unused proceeds from this offering in fixed, non-speculative income instruments.

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

4.6*	Warrant to Purchase Stock, dated May 18, 2018, issued to Oxford Finance LLC.
4.7*	Warrant to Purchase Stock, dated May 18, 2018, issued to Oxford Finance LLC.
4.8*	Warrant to Purchase Stock, dated May 18, 2018, issued to Oxford Finance LLC.
4.9*	Warrant to Purchase Stock, dated May 18, 2018, issued to Silicon Valley Bank.
10.1*††	License Agreement, dated April 18, 2018, by and among the Registrant, Beijing Apollo Venus Biomedical Technology Limited and ApolloBio Corp.
10.2*	Amended and Restated Loan and Security Agreement, dated May 18, 2018, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank.
10.3*	First Amendment to Amended and Restated Loan and Security Agreement, dated August 3, 2018, by and amount the Registrant, Oxford Finance LLC and Silicon Valley Bank
31.1*	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
††	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2018	TOCAGEN INC.

	By:	/s/ Martin J. Duvall
Martin J. Duvall
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Foletta
Mark Foletta
Chief Financial Officer
(Principal Financial Officer)