Form 10-Q
period 2018-09-30
Tocagen Inc
filed 2018-11-08
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒      Yes     ☐      No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒      Yes     ☐      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company filer	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

As of November 2, 2018, the registrant had 19,953,281 shares of common stock, par value $0.001 per share, outstanding.

TOCAGEN INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TOCAGEN INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,482	$35,933
Marketable securities	56,367	52,792
Prepaid expenses and other current assets	5,234	1,904
Total current assets	85,083	90,629
Property and equipment, net	4,033	1,217
Other assets	1,237	227
Total assets	$90,353	$92,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,555	$1,951
Accrued liabilities	10,003	8,120
Notes payable, current portion	—	7,200
Deferred license revenue	36	36
Deferred grant funding	—	23
Total current liabilities	14,594	17,330
Notes payable, net of current portion	26,056	3,625
Deferred license revenue, net of current portion	9	36
Deferred rent, net of current portion	2,027	—
Total liabilities	42,686	20,991
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2018 and December 31, 2017; 19,953,009 and 19,882,551 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	20	20
Additional paid-in capital	243,951	238,025
Accumulated deficit	(196,281)	(166,929)
Accumulated other comprehensive loss	(23)	(34)
Total stockholders’ equity	47,667	71,082
Total liabilities and stockholders’ equity	$90,353	$92,073

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
License revenue	$18,009	$10	$18,027	$31
Operating expenses
Research and development	12,262	7,563	35,461	20,819
General and administrative	4,320	2,184	9,311	6,153
Total operating expenses	16,582	9,747	44,772	26,972
Income (loss) from operations	1,427	(9,737)	(26,745)	(26,941)
Other income (expense), net
Interest income	441	214	1,087	354
Interest expense	(742)	(430)	(2,184)	(1,541)
Change in fair value of preferred stock warrants	—	—	—	37
Income (loss) before income taxes	1,126	(9,953)	(27,842)	(28,091)
Income tax expense	(1,509)	—	(1,510)	(1)
Net loss	$(383)	$(9,953)	$(29,352)	$(28,092)
Other comprehensive loss:
Net unrealized gain (loss) on investments	31	4	11	(3)
Comprehensive loss	$(352)	$(9,949)	$(29,341)	$(28,095)
Net loss per common share, basic and diluted	$(0.02)	$(0.50)	$(1.47)	$(2.19)
Weighted-average number of common shares outstanding, basic and diluted	19,951,262	19,809,449	19,926,662	12,847,206

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
OPERATING ACTIVITIES
Net loss	$(29,352)	$(28,092)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	5,120	3,076
Depreciation	421	196
Noncash interest expense	1,016	441
Change in fair value of preferred stock warrants	—	(37)
Amortization of discount on investments, net	(114)	(6)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,780)	(100)
Accounts payable	2,367	(500)
Accrued liabilities	1,062	3,103
Deferred license revenue	(27)	(31)
Deferred rent	784	—
Deferred grant funding	(23)	(11)
Net cash used in operating activities	(22,526)	(21,961)
INVESTING ACTIVITIES
Proceeds from the sale/maturity of marketable securities	49,186	32,651
Purchases of marketable securities	(52,636)	(31,644)
Purchases of property and equipment	(1,496)	(337)
Proceeds from sale of property and equipment	—	20
Net cash used in (provided by) investing activities	(4,946)	690
FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of issuance costs	26,325	—
Cash paid on extinguishment of debt	(8,631)	—
Principal payments on notes payable	(3,000)	(5,400)
Proceeds from issuance of common stock	327	47
Proceeds from offering of common stock, net of issuance costs	—	88,618
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	7,338
Net cash provided by financing activities	15,021	90,603
Net (decrease) increase in cash and cash equivalents	(12,451)	69,332
Cash and cash equivalents, beginning of period	35,933	5,510
Cash and cash equivalents, end of period	$23,482	$74,842
NONCASH INVESTING AND FINANCING ACTIVITIES
Allowance for tenant improvements included in deferred rent	$1,243	$—
Property and equipment purchases included in accounts payable and accrued liabilities	$506	$161
Fair value of common stock warrants issued in connection with notes payable	$479	$—
Convertible preferred stock converted into shares of common stock	$—	$131,410
Convertible promissory notes principal and accrued interest converted into shares of common stock	$—	$11,092
Preferred stock warrant liabilities converted into warrants to purchase shares of common stock	$—	$89
Deferred equity issuance costs paid in previous periods reclassified to equity on effective date of initial public offering	$—	$1,574
Deferred debt and equity issuance costs in accounts payable and accrued liabilities	$—	$96

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

From inception through September 30, 2018, the Company has devoted substantially all of its efforts to developing its gene therapy platform and its lead product candidate, Toca 511 & Toca FC, as well as raising capital and building its infrastructure. The Company has not generated revenues from its principal operations.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, from which the balance sheet information herein was derived.

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

Liquidity

The Company has a limited operating history and the sales and income potential of the Company’s business and patient markets are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. As of September 30, 2018, the Company had an accumulated deficit of $196.3 million and working capital of $70.5 million available to fund future operations. As the Company continues to incur net losses, its transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. The Company plans to continue to fund its losses from operations and capital funding needs through debt and equity financing, or through collaborations or partnerships with other entities. Debt or equity financing, or collaborations and partnerships with other entities may not be available on a timely basis on terms acceptable to the Company, or at all.

As of September 30, 2018, the Company had cash, cash equivalents and marketable securities of $79.8 million. The Company has evaluated and concluded that there are no conditions or events, considered individually or in the aggregate, that raises substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contract with Customers (Topic 606), using the modified retrospective transition method. There was no impact to opening retained earnings or revenue as of January 1, 2018 related to the adoption of Topic 606. Revenue generally consists of license revenue with upfront payments and development milestones considered probable of achievement.

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

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from its collaborative arrangements.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of stock awards, including stock options and stock purchase rights, granted to employees and members of the Company’s board of directors. For awards with time-based vesting provisions, the Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model and recognizes the expense over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis. For awards with performance-based vesting provisions, the Company estimates the fair value of stock option grants on the date of grant, or the date when all of the terms of the grant have been agreed to, if later, and recognizes the expense based on the probability of the occurrence of the individual milestones at each reporting period. The expense is recognized over the implicit service period that commences once management believes the performance criteria are probable of being met.  For purchase rights, the Company estimates the fair value of the purchase as of the plan enrollment date and recognizes expense on a straight-line basis over the applicable offering period.  The Company accounts for forfeitures when they occur, and reverses any compensation cost previously recognized for awards for which the requisite service has not been completed, in the period that the award is forfeited.

The Company accounts for stock options granted to non-employees using the Black-Scholes option pricing model with assumptions generally consistent with those used for employee stock options, with the exception of expected term, which is over the contractual life. These option grants are subject to periodic revaluation over their vesting term.

Net Loss Per Share

Basic and diluted net loss per common share for the periods presented is computed by dividing net loss by the weighted-average number of common shares outstanding during the respective periods, without consideration of common stock equivalents as they are anti-dilutive. Common stock equivalents that could potentially dilute earnings in the future are comprised of options to purchase shares of common stock outstanding under the Company’s equity incentive plan and warrants for the purchase of shares of common stock. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Common stock equivalents from potentially dilutive securities that are not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common stock options	3,637,502	2,636,060	3,637,502	2,636,060
Common stock warrants	67,238	10,660	67,238	10,660
Total	3,704,740	2,646,720	3,704,740	2,646,720

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842). The new standard amends the existing accounting standards for leases. Under the new standard, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is still in the process of evaluating the effect of adoption on its financial statements and expects to adopt the standard on January 1, 2019. The adoption will lead to an increase in the assets and liabilities recorded on the balance sheets primarily due to the lease agreement attributable to leased laboratory and office space.

In June 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This new standard is intended to simplify aspects of share-based compensation issued to non-employees by aligning the accounting for share-based payment awards issued to employees and non-employees as it relates to the measurement date and impact of performance conditions. The new standard will become effective January 1, 2019 and is not expected to have a material impact to the overall financial statements of the Company.

3.	Fair Value of Financial Instruments

Fair Values of Assets Measured on a Recurring Basis

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Cash equivalents:
Commercial paper	$999	$—	$999	$—
Asset-backed securities	1,200	—	1,200	—
Corporate debt securities	1,250	—	1,250	—
	$3,449	$—	$3,449	$—
Marketable securities:
Corporate debt securities	$18,218	$—	$18,218	$—
Commercial paper	24,893	—	24,893	—
Asset-backed securities	11,263	—	11,263	—
U.S. treasury securities	1,993	1,993	—	—
	$56,367	$1,993	$54,374	$—

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Cash equivalents:
Corporate debt securities	$8,274	$—	$8,274	$—
Repurchase agreements	5,000	—	5,000	—
	$13,274	$—	$13,274	$—
Marketable securities:
Corporate debt securities	$24,713	$—	$24,713	$—
Certificates of deposit	13,651	—	13,651	—
Commercial paper	12,329	—	12,329	—
Asset-backed securities	2,099	—	2,099	—
	$52,792	$—	$52,792	$—

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

There were no transfers in or out of Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2018 or 2017.

At September 30, 2018 and December 31, 2017, the Company had investments in money market funds of $14.2 million and $20.2 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities. Refer to Note 4 for information regarding the Company’s investments.

Fair Values of Other Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable, approximate their respective fair values due to their short-term nature. The carrying amount of the Company’s notes payable of $26.1 million at September 30, 2018 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs).

4.	Certain Financial Statement Caption Information

Marketable Securities

The following tables summarize the Company’s marketable securities (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2018
Corporate debt securities	1 or less	$13,354	$1	$(7)	$13,348
Corporate debt securities	>1 and <5	4,880	—	(10)	4,870
Commercial paper	1 or less	24,895	—	(2)	24,893
U.S. treasury securities	1 or less	1,994	—	(1)	1,993
Asset-backed securities	1 or less	9,473	—	(3)	9,470
Asset-backed securities	>1 and <5	1,794	—	(1)	1,793
		$56,390	$1	$(24)	$56,367
December 31, 2017:
Corporate debt securities	1 or less	$21,097	$—	$(16)	$21,081
Corporate debt securities	>1 and <5	3,636	—	(4)	3,632
Certificates of deposit	1 or less	13,658	—	(7)	13,651
Commercial paper	1 or less	12,333	—	(4)	12,329
Asset-backed securities	1 or less	2,099	—	—	2,099
		$52,823	$-	$(31)	$52,792

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

Accrued Liabilities

Accrued liabilities are comprised of (in thousands):

	September 30, 2018	December 31, 2017
Clinical trial expenses	$4,293	$2,809
Contract manufacturing services	1,371	1,536
Payroll and other employee-related expenses	2,665	2,489
Interest payable	193	77
Professional fees	230	276
Other	1,251	933
Total accrued liabilities	$10,003	$8,120

5.	Notes Payable

Loan Agreement

On October 30, 2015, the Company entered into a Loan and Security Agreement (Prior Agreement) with two lenders whereby it borrowed $18.0 million (the Initial Loans). Balances under the Prior Agreement were due in monthly principal and interest payments, with final maturity of the Initial Loans in May 2019. Each Initial Loan included a final payment fee of 7.95% of the original principal amount due upon maturity.

On May 18, 2018, the Company entered into an Amended and Restated Loan and Security Agreement with the two lenders, which was amended on August 3, 2018 (the Loan Agreement), pursuant to which the lenders agreed to lend the Company $26.5 million as term loans (the Term Loans). Of the total proceeds, $8.6 million was applied to the repayment of outstanding principal, interest and final payment owed pursuant to the Initial Loans.

The Company evaluated the amendment in accordance with ASC Topic 470, which requires assessment of whether the modification is considered a substantial modification, in which case the modification would be accounted for as a debt extinguishment. Based on the Company’s evaluation, the modification was considered substantial and therefore the unamortized discount associated with the Prior Agreement was written off through interest expense and the principal balance of the Prior Agreement was written off.

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

In conjunction with the Loan Agreement, the Company issued the lenders warrants exercisable for 56,578 shares of common stock (the Warrants). The Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.35. The Warrants will terminate on the earlier of May 18, 2028 or the closing of a certain merger or consolidation transaction. The Company recorded the Warrants as a debt discount, which is a contra-liability against debt, and is amortizing the balance over the life of the underlying debt. The offset to the contra-liability is recorded as additional paid in capital in the Company’s balance sheet as the Warrants were determined to be an equity instrument. The Company determined the fair value of the Warrants at the date of issuance was $0.5 million using the Black-Scholes option pricing model based on significant unobservable inputs (Level 3) with an expected term of 10 years, volatility of 85.6%, risk free rate of 3.1% and expected dividend of 0%.

The costs incurred to issue the Term Loans of $0.1 million were deferred and are included in the discount to the carrying value of the Term Loans in the accompanying balance sheet. The deferred costs and the final payment fee are amortized to interest expense over the expected term of the Term Loans using the effective interest method with an effective interest rate of 10.7%.

The aggregate carrying amounts of the Term Loans and Initial Loans are comprised of the following, as applicable (in thousands):

	September 30, 2018	December 31, 2017
Principal	$26,450	$10,200
Add: accreted liability for final payment fee	163	869
Less: unamortized discount	(557)	(244)
	$26,056	$10,825

The Term Loans are secured by substantially all of the Company’s assets other than its intellectual property, except rights to payment from the sale, licensing or disposition of such intellectual property. The Company is also required to maintain its primary operating accounts at all times with one of the lenders. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of its capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. At September 30, 2018, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Term Loans, including the final payment fee, as of September 30, 2018 are as follows (in thousands):

September 30, 2018
Year ending December 31, 2018	$—
Year ending December 31, 2019	—
Year ending December 31, 2020	8,817
Year ending December 31, 2021	8,817
Year ending December 31, 2022	10,919
28,553
Unaccreted balance for final payment fee on Term Loans	(1,940)
Unamortized discounts	(557)
26,056
Less current portion	—
Noncurrent portion	$26,056

6.	Stockholders’ Equity

Upon completion of the Company’s IPO, all of the Company’s outstanding shares of convertible preferred stock were converted into an aggregate of 6,690,066 shares of the Company’s common stock.  As of September 30, 2018, the Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of September 30, 2018 is as follows:

Issued and Outstanding:
Stock options	3,637,502
Warrants for common stock	67,238
Shares reserved for issuance under the ESPP	363,340
Shares reserved for future award grants	300,388
Total	4,368,468

Stock-Based Compensation

The Company has not recognized non-cash stock-based compensation expense for outstanding options to purchase 188,651 shares of common stock with performance-based vesting provisions after its evaluation that the occurrence of the individual milestones is not probable as of September 30, 2018.

The following table summarizes the allocation of the Company’s non-cash stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$842	$657	$2,377	$1,229
General and administrative	1,085	834	2,743	1,847
Total	$1,927	$1,491	$5,120	$3,076

7.	Collaborative Arrangements

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

Under the License Agreement, the Company received net proceeds of $13.5 million which were comprised of a $16.0 million up-front payment (the Upfront Payment) less $1.5 million in foreign income taxes and $1.0 million in certain foreign non-income taxes. The foreign income taxes were recorded as income tax expense and the foreign non-income taxes were recorded as a general and administrative expense, on the condensed statement of operations during the three months ended September 30, 2018.

In addition to the upfront payment, the Company is eligible to receive up to an aggregate $111.0 million, less withholding and other taxes, upon the achievement of specified development and commercial milestones.  In September 2018, the Company completed its planned enrollment of 380 patients in the Toca 5 clinical trial and earned a $2.0 million milestone payment. The Company is also eligible for low double-digit tiered royalty payments based on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances. ApolloBio will be responsible for all development and commercialization costs in the Licensed Territory. Future payments by ApolloBio are subject to the People’s Republic of China (PRC) currency exchange approval and may be subject to other approvals by PRC authorities.

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

Under Topic 606, the Company evaluated the terms of the License Agreement and the transfer of intellectual property rights (the “license”) was identified as the only performance obligation as of the inception of the agreement. The Company determined that the transaction price under the License Agreement was comprised of the $16.0 million upfront payment. The future potential development and commercial milestone payments were not included in the transaction price as they were determined to be fully constrained. As part of the evaluation of the development and commercial milestone constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which was uncertain at the inception of the License Agreement. The Company will re-evaluate the transaction price each quarter or as uncertain events are resolved or other changes in circumstances occur. Future potential development and commercial milestone amounts would be recognized as revenue, if unconstrained. Any reimbursable program costs are recognized proportionately with the performance of the underlying services and are accounted for as a reduction to R&D expense and are excluded from the transaction price.

The entire transaction price of $16.0 million was allocated to the license performance obligation. The license was delivered in connection with the execution of the agreement and the performance obligation was fully satisfied (transfer of intellectual property). As a result, $16.0 million was recognized as revenue in the condensed statement of operations for the three and nine months ended September 30, 2018. Additionally, in September 2018, the Company earned a $2.0 million development milestone payment upon completion of our planned enrollment of 380 patients in the Toca 5 clinical trial. This milestone payment was recorded as revenue with a corresponding receivable in the accompanying condensed financial statements.

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

We are developing our lead product candidate, Toca 511 (vocimagene amiretrorepvec) & Toca FC (extended-release fluorocytosine), initially for the treatment of recurrent high grade glioma, or HGG, a brain cancer with limited treatment options, low survival rates and, therefore, a significant unmet medical need. We are conducting a randomized, controlled Phase 3 clinical trial of Toca 511 & Toca FC in patients with recurrent HGG, which is designed to serve as a registrational trial. In February 2017, the U.S. Food and Drug Administration, or FDA, granted Toca 511 & Toca FC Breakthrough Therapy Designation for the treatment of patients with recurrent HGG and in June 2017 the European Medicines Agency, or EMA, granted Toca 511 Priority Medicines, or PRIME, Designation for the treatment of patients with glioma. Breakthrough Therapy Designation indicates that preliminary clinical evidence demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapy. PRIME Designation indicates that there is a potential to benefit patients with unmet medical needs based on early clinical data. We also have Fast Track Designation (which may lead to expedited regulatory review of new products that treat serious diseases or conditions and demonstrate the potential to address an unmet medical need) from the FDA for Toca 511 & Toca FC for the treatment of recurrent HGG. We also received Orphan-Drug Designation from the FDA for the treatment of HGG. Orphan-Drug Designation is a designation for a product that treats a rare disease or condition and which, if the product receives the first FDA approval for that disease or condition, may result in a period of regulatory exclusivity, subject to some exceptions. The Committee for Orphan Medicinal Products of the EMA has designated both fluorocytosine and vocimagene amiretrorepvec as orphan medicinal products indicated for the treatment of glioma. The EMA provides several benefits to drug developers for developing drugs for orphan diseases. In September 2018, we completed the planned enrollment of 380 patients in our Toca 5 clinical trial.

In April 2018, we entered into a license agreement, or License Agreement, with Beijing Apollo Venus Biomedical Technology Limited and ApolloBio Corp., or collectively ApolloBio, which became effective in July 2018, pursuant to which we granted to ApolloBio an exclusive license to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland China, Hong Kong, Macao and Taiwan, or the Licensed Territory. Under the License Agreement, we received an aggregate upfront payment of $16.0 million and we are eligible to receive up to a total of $111.0 million upon achievement of specified development and commercial milestones. In addition, we are also eligible for low double-digit tiered royalty payments based on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances. In September 2018, we earned a $2.0 million development milestone payment upon completion of the planned enrollment of 380 patients in the Toca 5 clinical trial which was received in October 2018.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the private placement of our convertible preferred stock, from which we received net proceeds of $131.4 million and our initial public offering in April 2017, from which we received net proceeds of $86.9 million. We have also received $44.0 million in net proceeds from term loans, net proceeds of $15.2 million from upfront and milestone payments under our license and collaboration agreements, including net proceeds of $1.7 million received in October 2018, $10.9 million from the issuance of our convertible promissory notes payable and $2.1 million from private and federal grants.

Since our inception in August 2007, we have devoted substantially all of our efforts to developing our gene therapy platform and our lead product candidate, Toca 511 & Toca FC. We have never been profitable and have incurred significant operating losses in each year since our inception. We had an accumulated deficit of $196.3 million as of September 30, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research, preclinical, clinical, product, regulatory and business development activities, as well as raising capital and building our infrastructure.

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

Financial Operations Overview

Revenue

We currently have no products approved for sale, and have not generated any revenues from the sale of products. We have not submitted any product candidate for regulatory approval. Our revenue has been derived from our license and collaboration arrangement we entered into with Siemens Healthcare Diagnostics Inc., or Siemens in 2011, under which we received a nonrefundable, non-creditable, lump-sum, upfront license payment of $0.5 million for our sublicense to Siemens of certain diagnostic assay technology and the License Agreement, under which we received proceeds of $13.5 million which were comprised of a $16.0 million up-front payment less $1.5 million in foreign income taxes and $1.0 million in certain foreign non-income taxes. We also earned a $2.0 million development milestone payment in September 2018. As of September 30, 2018, $18.0 million in revenue was recognized related to the License Agreement.

In the future, we may generate revenue from a combination of product sales, royalties and milestones in connection with our Siemens agreement, the License Agreement and any future marketing and distribution arrangements and other collaborations, strategic alliances and license arrangements, or a combination of these approaches. However, we do not expect to receive additional revenues unless and until we receive regulatory approval for product candidates or potentially enter into other collaboration agreements. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

The following table sets forth our research and development expense by project (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Toca 511 & Toca FC	$10,947	$7,055	$32,343	$19,781
Vector technology	1,315	508	3,118	1,038
Total	$12,262	$7,563	$35,461	$20,819

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2017 besides the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which amended the existing accounting standards for revenue recognition. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Note 2 to our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined that other than as disclosed in Note 2 to our unaudited condensed financial statements included herein, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
License revenue	$18,009	$10	$18,027	$31
Research and development expenses	12,262	7,563	35,461	20,819
General and administrative expenses	4,320	2,184	9,311	6,153
Interest income	441	214	1,087	354
Interest expense	(742)	(430)	(2,184)	(1,541)
Income tax expense	(1,509)	—	(1,510)	(1)

License revenue.    License revenue was $18.0 million for each of the three and nine months ended September 30, 2018 compared to less than $0.1 million for each of the three and nine months ended September 30, 2017 due to recognition of a $16.0 million upfront payment and a $2.0 million development milestone payment earned under the License Agreement.

Research and development expenses.    Research and development expenses were $12.3 million and $35.5 million for the three and nine months ended September 30, 2018, respectively, compared to $7.6 million and $20.8 million for the three and nine months ended September 30, 2017, respectively. The increase of $4.7 million for the three months ended September 30, 2018 compared to the same period in 2017 was primarily related to a $2.5 million increase in clinical development costs due to completing our planned enrollment in the Toca 5 clinical trial in September 2018, a $1.1 million increase in product development activities and an increase in allocable expenses such as rent related to our laboratory and office space due to the new lease we signed in January 2018. The increase of $14.7 million for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to a $2.6 million increase in personnel related costs, including non-cash stock-based compensation due to increased headcount, a $5.2 million increase in clinical development costs, a $4.3 million increase in product development activities, including manufacturing and an increase in allocable expenses such as rent related to our laboratory and office space due to the new lease we signed in January 2018. We anticipate our research and development expenses will continue to increase in future quarters.

General and administrative expenses.    General and administrative expenses were $4.3 million and $9.3 million for the three and nine months ended September 30, 2018, respectively, compared to $2.2 million and $6.2 million for the three and nine months ended September 30, 2017, respectively. The increase of $2.1 million and $3.1 million for the three and nine months ended September 30, 2018, respectively compared to the same periods in 2017 was primarily due to increased personnel related costs, including non-cash stock-based compensation expense of $1.1 million and $0.7 million for the three and nine months ended September 30, 2018, respectively and continued increase in external services associated with being a public company. Additionally, as part of the $16.0 million upfront payment received from ApolloBio, we paid foreign non-income tax related expenses of $1.0 million in the three months ended September 30, 2018.

Interest income.    Interest income was $0.4 million and $1.1 million for the three and nine months ended September 30, 2018, respectively, compared to $0.2 million and $0.4 million for the three and nine months ended September 30, 2017, respectively. The increase of $0.2 million and $0.7 million, respectively, was primarily due to earning interest at higher rates during 2018 compared to 2017.

Interest expense.    Interest expense was $0.7 million and $2.2 million for the three and nine months ended September 30, 2018, respectively, compared to $0.4 million and $1.5 million for the three and nine months ended September 30, 2017, respectively. The increase represents charges incurred in connection with our Loan Agreement in May 2018 in which the termination of our prior loan and security agreement was treated as a debt extinguishment.

Income tax expense.Income tax expense of $1.5 million for the three and nine months ended September 30, 2018 was related to foreign income taxes on the upfront payment received from ApolloBio in July 2018.

Liquidity and Capital Resources

We have incurred significant losses and cumulative negative cash flows from operations since our inception. As of September 30, 2018, we had an accumulated deficit of $196.3 million and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through equity and/or debt financings. We may also consider new collaborations or selectively partnering our technology or programs.

Since inception through September 30, 2018, we have funded our operations primarily through the private placement of our convertible preferred stock from which we received net proceeds of $131.4 million and our initial public offering from which we received net proceeds of $86.9 million. In addition, we have also received $44.0 million in net proceeds from term loans, $10.9 million from the issuance of our convertible promissory notes payable, $2.1 million from private and federal grants, and net proceeds of $15.2 million from upfront and milestone payments under our license and collaboration agreements, including net proceeds of $1.7 million received in October 2018.

The loans under our amended and restated loan and security agreement with two lenders, dated May 18, 2018, as amended, or the Loan Agreement, are secured by substantially all of our assets other than our intellectual property (except rights to payment from the sale, licensing of disposition of such intellectual property). As of September 30, 2018, there was $26.1 million outstanding under the Loan Agreement. Balances under the Loan Agreement accrue interest at the prime rate plus 3.75%, subject to a floor of 8.50%.  The interest rate as of September 30, 2018 was 8.75%. The loans under the Loan Agreement mature in December 2022 with interest only payments through January 1, 2020 followed by 36 monthly payments of principal and interest, provided that the interest only period may be extended (and the number of principal and interest payments will be correspondingly reduced) in certain circumstances. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the Loan Agreement.

As of September 30, 2018, we had $79.8 million in cash, cash equivalents and marketable securities.  Our available cash and marketable securities are invested in accordance with our investment policy, primarily with a view to preserve principal and maintain liquidity. Currently, our funds are held in FDIC insured cash accounts, certificates of deposits, money market funds and investment-grade fixed income securities.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(22,526)	$(21,961)
Investing activities	(4,946)	690
Financing activities	15,021	90,603
Net (decrease) increase in cash and cash equivalents	$(12,451)	$69,332

Operating Activities.    Net cash used in operating activities was $22.5 million and $22.0 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in net cash used in operating activities was primarily attributable to an increase in net loss of $1.3 million offset by changes in working capital and non-cash adjustments.

Investing Activities.    Net cash used in investing activities was $4.9 million for the nine months ended September 30, 2018 and net cash provided by investing activities was $0.7 million for the nine months ended September 30, 2017. The change in investing activities in the periods presented primarily relate to the net of purchases, sales and maturities of marketable securities used to fund our operations and purchases of property and equipment related to our corporate offices in which we signed a new lease January 2018. We invest cash in excess of our immediate operating requirements in a way that maturity is staggered and designed to optimize our return on investments, while satisfying our liquidity needs.

Financing activities.    Net cash provided by financing activities was $15.0 million and $90.6 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash provided by financing activities for the nine months ended September 30, 2018 was primarily related to net proceeds from our Loan Agreement of $26.3 million offset by cash paid on extinguishment of our prior loan and security agreement of $8.6 million in May 2018 compared to net proceeds from our initial public offering of $86.9 million in 2017.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory expenses, regulatory expenses, marketing, and general and administrative expenses. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2018 will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner that we currently expect. Furthermore, our operating plan may change and we may need additional funds sooner than planned.

The successful development of any product candidate is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of Toca 511 & Toca FC or our other current and future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of product candidates. This is due to the numerous risks and uncertainties associated with developing immunotherapies, including the uncertainty of:

•	the progress,timing, costs and results of our ongoing Phase 3 clinical trial of Toca 511 & Toca FC;
•	the progress, timing, costs and results of our Phase 1 dose escalation clinical trials that include our intratumoral study, resection study, and intravenous study;
•	the progress, timing, costs and results of development for Toca 511 & Toca FC for the treatment of metastatic solid tumors;
•	the progress, timing, costs and results of development for our other future product candidates;
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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in securities of high credit quality. As of September 30, 2018, we had cash, cash equivalents and marketable securities of $79.8 million consisting of cash and investments in certificates of deposit and money market funds, and investment-grade fixed income securities. A significant portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described in this section as well as the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks related to our business and industry

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical-stage company with a limited operating history. We are not profitable and have incurred net losses in each year since our inception in 2007, including net losses of $38.9 million for the year ended December 31, 2017 and $29.4 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $196.3 million.

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

We will require substantial additional financing to achieve our goals, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.*

We are currently advancing our lead product candidate, Toca 511 & Toca FC, through clinical development and other product candidates through preclinical development. Developing gene therapy products is expensive, and we expect our research and development expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates in clinical trials.

As of September 30, 2018, our cash, cash equivalents and marketable securities were $79.8 million. We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2018 will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity and/or debt financings. We do not have any committed external source of funds. We may also consider new collaborations or selectively partner our technology or programs. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Subject to limited exceptions, our amended and restated loan and security agreement, or Loan Agreement, also prohibits us from incurring indebtedness without the prior written consent of the lenders. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Because of the numerous risks and uncertainties associated with gene therapy product development, we are unable to predict the timing or amount of increased expenses or when we will be able to achieve or maintain profitability, if ever. In addition, our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, or foreign regulatory agencies, to perform studies and clinical trials in addition to those that we currently anticipate or if there are any delays in the development of any of our product candidates. If one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing such product candidates. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations, which may not be available to us on favorable terms, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause stockholders to lose all or part of their investment.

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

Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. For example, in January 2017, the FDA Oncology Center of Excellence, or the Center of Excellence, was created to leverage the combined skills of regulatory scientists and reviewers with expertise in drugs, biologics, and devices (including diagnostics). While the Center of Excellence is designed to help expedite the development of oncology and malignant hematology-related medical products and support an integrated approach in the clinical evaluation of drugs, biologics and devices for the treatment of cancer, the new Center of Excellence may initially create confusion within the FDA and especially in the Center of Biologics and Research that is the primary review division for our initial product candidate. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or the NIH, are also subject to review by the institution’s Institutional Biosafety Committees (IBC), in addition to the institution’s institutional review board (IRB), to assess the safety of the study before a clinical trial can begin. We have received from time to time questions from the FDA regarding investigational new drug application, or IND, submissions and clinical protocols for Toca 511 & Toca FC. We believe that we have adequately addressed these questions, some of which have caused, in the past, some delays in our clinical trials. Although the FDA decides whether individual gene therapy protocols may proceed, the IRB and IBC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and approved its initiation. Conversely, the FDA can put an IND on a partial or complete clinical hold even if the IRB and IBC have provided a favorable review. Our trials have, in the past, been put on hold for reasons including suspected serious adverse events, which resulted in delays of our trials. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for performing studies or for obtaining approval of any of our product candidates.

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

We may have difficulty enrolling patients in our clinical trials, which could delay or prevent development of our product candidates.*

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

The eligibility criteria of our clinical trials will limit the pool of available trial participants. Additionally, the process of finding and diagnosing patients may prove costly. Finally, our treatment necessitates that the patient be near one of our clinical trial sites, since periodic follow-up visits at the clinical trial site are contemplated in the protocols.

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

In addition, from time to time, we may publish interim, “top-line,” initial, or preliminary data from our clinical studies. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Preliminary, initial, or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, “top-line”, initial, and preliminary data should be viewed with caution until the final data are available. Adverse changes between preliminary, initial, “top-line” or interim data and final data could significantly harm our business prospects. In the 127 patients who received Toca 511 and Toca FC in our Phase 1 clinical trials, treatment-related adverse events were reported in 57.5% of patients and these events were predominantly low grade (48.8%). The most common treatment-related adverse events were fatigue (29.9%), diarrhea (14.2%), nausea (11.0%), headache (7.1%), and decreased appetite (5.5%). Treatment-related serious adverse events were reported in 7.1% of patients treated with Toca 511 and Toca FC. In patients that received both Toca 511 and Toca FC, hematologic toxicity was infrequent and also low grade. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical trials. Additionally, our product candidates could potentially cause other adverse events that have not yet been predicted. The inclusion of critically ill patients in our or our partner’s clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. Patients who will be administered Toca 511 & Toca FC in the high grade glioma, or HGG, clinical trials are seriously or terminally ill and some of them may have immune impairment related to their treatment with temozolomide and dexamethasone. It is expected that some of the patients will die or experience major clinical events such as strokes, hydrocephalus, infections, brain swelling and pulmonary emboli either during the course of our or our partner’s clinical trials or after such trials, which has occurred in the past.  In some patients with evidence of drug activity from Toca 511 & Toca FC, new lesions have been observed, some of which continue to grow even with continued Toca FC treatment.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business.

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

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of September 30, 2018, we had 75 full-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management. There are a small number of individuals with experience in gene therapy and clinicians who have successfully developed drugs and the competition for such individuals is high. Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. We currently rely, and for the foreseeable future will continue to rely on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

The terms of our Loan Agreement place restrictions on our operating and financial flexibility.*

In May 2018, we entered into a Loan Agreement with Oxford Finance LLC and Silicon Valley Bank, as amended in August 2018, which is secured by substantially all of our assets other than our intellectual property (except rights to payment from the sale, licensing or disposition of such intellectual property). We borrowed $26.5 million upon execution of the Loan Agreement. Approximately $8.6 million of the proceeds received was used to repay the outstanding principal, interest and final payment fees owed under our prior loan and security agreement.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.*

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. Studies and clinical trials conducted in one jurisdiction or study group may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

A number of gene therapy products have been approved recently by the FDA. Although CMS subsequently approved a method of coverage and reimbursement for certain gene therapy products, it is difficult to predict how CMS may decide to cover and reimburse our product candidates, if approved. Often private payors follow the coverage and reimbursement decisions of the Medicare program, but also have their own methods and approval process. Therefore, coverage and reimbursement for can differ significantly from payor to payor and approval by one payor does not guarantee approval by another. Further, third-party payors’ coverage and reimbursement determinations are subject to change. Any denial in coverage or reduction in reimbursement from Medicare or other government programs may result in a similar denial or reduction in payments from private payors, which may adversely affect our future profitability.

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

Since its enactment, there have been judicial, Congressional and political challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. On December 22, 2017, President Trump signed into law new federal tax legislation which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans, commonly referred to as the “donut hole”. More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress will likely consider other legislation to repeal or repeal and replace other elements of the Affordable Care Act.  We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, including the BBA, will stay in effect through 2027 unless Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, payment methodologies including payment for any companion diagnostics may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and, beginning in 2018, CMS has begun paying for clinical laboratory services based on a weighted-average of reported prices that private payors, Medicare Advantage plans and Medicaid Managed Care plans pay for laboratory services.

Further recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further product price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain products under Medicare Part B, to allow some states to negotiate product prices under Medicaid, and to eliminate cost sharing for generic products for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The United States Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.*

From time to time, global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive tan economic down-turn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We had 19,953,009 shares of common stock outstanding as of November 2, 2018. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock. In addition, as of September 30, 2018, 4,005,128 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2017, we had federal and state net operating loss carryforwards of $137.8 million and $41.5 million, respectively. Our federal and state net operating loss carryforwards will begin to expire, if not utilized, in 2028.  If these net operating loss carryforwards expire unused, they will be unavailable to offset future income and reduce future income tax liabilities. In addition, under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. Under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and certain other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. We have completed an initial public offering and multiple rounds of financing since our inception which may have resulted in an ownership change or could result in an ownership change in the future. As of September 30, 2018, we have not completed a Section 382 and 383 analysis regarding any limitations on our NOLs and research and development credit carryforwards and such limitations could be significant. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our ability to use our NOLs and research and development credit carryforwards to offset our U.S. federal taxable income and taxes, as applicable, may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, similar rules may apply and there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 13, 2017. Through the date hereof, we have used $39.7 million of the net proceeds from the offering. Pending such uses, we plan to continue investing the unused proceeds from this offering in fixed, non-speculative income instruments.

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

4.6	Warrant to Purchase Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.6 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.
4.7	Warrant to Purchase Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.
4.8	Warrant to Purchase Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.
4.9	Warrant to Purchase Stock, dated May 18, 2018, issued to Silicon Valley Bank, incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.
10.1

First Amendment to Amended and Restated Loan and Security Agreement, dated August 3, 2018, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

10.2+*	Tocagen Inc. 2017 Equity Incentive Plan, as amended, and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder.
31.1*	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018	TOCAGEN INC.

	By:	/s/ Martin J. Duvall
Martin J. Duvall
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Foletta
Mark Foletta
Chief Financial Officer
(Principal Financial Officer)