Form 10-K
period 2018-12-31
Tocagen Inc
filed 2019-02-27
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38052

TOCAGEN INC.

(Exact name of registrant as specified in its Charter)

Delaware	26-1243872
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4242 Campus Point Court, Suite 500 San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 412-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Global Select Market

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $186 million based on the closing price of the registrant’s common stock on June 30, 2018 of $9.34 per share, as reported by the Nasdaq Global Select Market.

As of February 22, 2019, there were 23,019,097 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the success, cost, timing and potential indications of our product development activities and clinical trials, including our ongoing clinical trials and manufacturing of Toca 511 & Toca FC;
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

We are developing our lead product candidate, Toca 511 (vocimagene amiretrorepvec) & Toca FC (extended-release flucytosine), initially for the treatment of recurrent high grade glioma, or HGG, a brain cancer with limited treatment options, low survival rates and, therefore, a significant unmet medical need. We are conducting a randomized, controlled Phase 3 clinical trial of Toca 511 & Toca FC in patients with recurrent HGG (Toca 5), which is designed to serve as a registrational trial. Enrollment was completed for this clinical trial in September 2018. In February 2017, the U.S. Food and Drug Administration, or FDA, granted Toca 511 & Toca FC Breakthrough Therapy Designation for the treatment of patients with recurrent HGG and in June 2017 the European Medicines Agency, or EMA, granted Toca 511 Priority Medicines, or PRIME, Designation for the treatment of patients with HGG. Breakthrough Therapy Designation indicates that preliminary clinical evidence demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapy. PRIME Designation indicates that there is a potential to benefit patients with unmet medical needs based on early clinical data. We also have Fast Track Designation (which may lead to priority review of new products that treat serious diseases or conditions and demonstrate the potential to address an unmet medical need) from the FDA for Toca 511 & Toca FC for the treatment of recurrent HGG. We also received Orphan-Drug Designation from the FDA for the treatment of malignant glioma in addition to glioblastoma mutiforme, or GBM. Orphan-Drug Designation is a designation for a product that is designed to treat a rare disease or condition and which, if the product receives the first FDA approval for that disease or condition, may result in a period of regulatory exclusivity, subject to some exceptions. The Committee for Orphan Medicinal Products of the EMA has designated both flucytosine and vocimagene amiretrorepvec as orphan medicinal products indicated for the treatment of glioma. The EMA provides several benefits to drug developers for developing drugs for orphan diseases.

We have conducted three ascending dose Phase 1 clinical trials involving 127 recurrent HGG patients. In these trials, we investigated three modes of Toca 511 delivery: injection into the cavity wall after surgical resection of the recurred tumor (the “resection injection” trial, n=56), direct intratumoral injection without resection (n=54), and intravenous administration followed, approximately one to two weeks later, by resection with further local vector delivery at the time of resection (n=17). Administration of Toca 511 was followed with cycles of Toca FC. In these trials, we observed potential benefits, including durable objective responses, extended overall survival compared to historical controls and a favorable safety profile. We did not reach a dose-limiting toxicity in these trials.

As of the final analysis in December 2017, of the 56 patients enrolled in the ascending-dose resection injection Phase 1 trial, conducted in 7 medical centers, six of the 53 efficacy evaluable patients had durable complete response (durable response is defined as objective response lasting for at least 24 weeks) and remain in response. In a subset of 23 patients that mirrors the entry criteria, clinical setting and dosing for patients in our Phase 3 clinical trial, 5 (21.7%) of these patients had durable complete response. Based on these Phase 1 clinical trial results, we are conducting a Phase 3 clinical trial which is designed to serve as a potential registrational trial in patients with first or second recurrence of HGG who are planning to undergo resection.

Based on preclinical data, we believe Toca 511 & Toca FC may have therapeutic benefit in multiple other solid tumor cancers. We conducted a Phase 1b clinical trial involving intravenous treatment of advanced cancers. In this trial, Toca 511 was administered by intravenous injection followed by subsequent intratumoral injection. We reported a favorable safety and tolerability for the Toca 511 & Toca FC regimen, confirmed vector deposition following intravenous Toca 511 administration in both immunologically “hot” and “cold” areas of metastatic tumors and peripheral blood monitoring suggests immune modulation consistent with observations in our recurring HGG studies. We plan to continue to evaluate safety, vector deposition and immune modulation over time. Data from this trial is informing our future development plans for Toca 511 & Toca FC in patients with solid tumors.

Based on our findings in preclinical studies and clinical trials to date, we believe Toca 511 & Toca FC is a promising candidate for use in newly diagnosed HGG patients in combination with surgery, radiation and chemotherapy. We have partnered with NRG Oncology, a member of the National Cancer Institute’s, or NCI, National Clinical Trial Network to develop a clinical trial utilizing Toca 511 & Toca FC for the treatment of patients with newly diagnosed glioblastoma. The proposed Phase 2/3study (NRG-BN006) is expected to begin by the end of 2019 and will be conducted by NRG Oncology under its NCI-funded grant, with us supplying investigational drug and supplemental financial support.

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

In contrast to current immunotherapies, we believe our non-lytic RRV platform and lead product candidate have the potential to selectively infect cancer cells to stimulate robust and durable anti-cancer immune responses with minimal toxicity. Our RRVs are designed to selectively integrate into the DNA of cancer cells which then serve as factories to produce more of these RRVs by budding. The progeny RRV infect neighboring cancer cells, providing long-term presence of the therapeutic gene or genes delivered. Our novel therapies are also designed to break immune tolerance selectively in the tumor microenvironment.

Our RRV platform is versatile and we believe it has the potential to deliver a wide variety of genes selectively to cancer cells. Our first RRV-based immunotherapy product candidate, Toca 511 & Toca FC, is designed to replicate and spread through tumors without cell lysis then, upon activation, directly kill tumor and immune suppressive myeloid cells activating the immune system selectively against cancer through a combination of mechanisms. In addition, we are developing other RRVs to selectively deliver genes to cancer cells against validated immunotherapy targets.

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

Our Pipeline

Our Strategy

Our focus is to develop and commercialize first-in-class cancer-selective immunotherapies using our proprietary gene therapy platform. Key elements of our strategy include:

•

Advancing Toca 511 & Toca FC rapidly through clinical development and regulatory approval in recurrent HGG.    We are conducting a Phase 3 clinical trial of Toca 511 & Toca FC in patients with recurrent HGG. If we achieve our primary endpoint, overall survival, and/or secondary endpoints, such as durable response rate, we plan to discuss submission of a biologics license application, or BLA, based on this data with the FDA. We believe such data could serve as the basis for regulatory approval. In February 2017, the FDA granted Toca 511 & Toca FC Breakthrough Therapy Designation for the treatment of patients with recurrent HGG and in June 2017 the EMA granted Toca 511 PRIME Designation for the treatment of patients with HGG. In October 2017, following discussions with the FDA, we redesigned our Phase 2/3 clinical trial to be a single Phase 3 clinical trial, thereby including the 187 patients that were previously enrolled in the Phase 2/3 clinical trial in the total of 380 patients expected to enroll in the redesigned trial.  The primary endpoint of the redesigned trial is OS. The primary endpoint assumes a median OS of 9.8 months for the control arm versus 14.3 months for the Toca 511 & Toca FC arm. A total of 257 events will provide the redesigned trial with 85% power to detect a hazard ratio of 0.685. The redesigned trial includes planned interim analyses at 50% and 75% of total events. The Independent Data Monitoring Committee completed its review at 50% of total events and recommended the Phase 3 clinical trial should continue as planned without modification. We plan to conduct the second interim analysis in the second quarter of 2019 after 75% of total events have occurred and the final analysis in the fourth quarter of 2019 after 100% of total events have occurred.

•

Expanding the therapeutic use of Toca 511 & Toca FC into newly diagnosed HGG and other solid cancer indications.     We have partnered with NRG Oncology to develop a clinical trial utilizing Toca 511 & Toca FC for the treatment of patients with newly diagnosed glioblastoma. The proposed Phase 2/3 study (NRG-BN006) is expected to begin by the end of 2019 and will be conducted by NRG Oncology under its NCI-funded grant, with us supplying investigational drug and supplemental financial support. We believe Toca 511 & Toca FC has potential broad applicability in the treatment of solid cancers. In July 2016, we initiated a Phase 1b clinical trial involving intravenous treatment of advanced cancers. In this trial we reported a favorable safety and tolerability for the Toca 511 & Toca FC regimen, confirmed vector deposition following intravenous Toca 511 administration in both immunologically “hot” and “cold” areas of metastatic tumors and peripheral blood monitoring suggests immune modulation consistent with observations in our recurring HGG studies. These data are helping to inform our future development plans for Toca 511 & Toca FC in patients with advanced cancers.

•

Commercializing Toca 511 & Toca FC in the United States.    If approved, we plan to build the capabilities to commercialize Toca 511 & Toca FC through medical science liaisons and a specialty sales force in the United States.

•

Pursuing strategic partnerships to expand the commercial opportunity for, and accelerate the development of, our product candidates.    In April 2018 we entered into a license agreement with Beijing Apollo Venus Biomedical Technology Limited, and ApolloBio Corp., collectively ApolloBio, pursuant to which we granted to ApolloBio an exclusive license to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland

China, Hong Kong, Macao and Taiwan. We may choose to further partner our lead product candidate or our future product candidates in key markets or therapeutic areas where a partner could bring additional resources and expertise.

•

Leveraging our RRV platform and core competencies to continue discovering and developing a broad pipeline of novel cancer-selective immunotherapies.    We believe there is a significant opportunity to develop additional immunotherapy product candidates utilizing our RRV platform. Our scientists have broad expertise in the field of gene therapy, spanning discovery, development and manufacturing. We intend to leverage our platform and expertise to discover and develop a broad pipeline of cancer-selective immunotherapies to help patients fight their cancers without the severe side effect profile typical of cancer treatments.

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

Resection Injection Trial

As of the final analysis in December 2017, of the 56 patients enrolled in the ascending-dose resection injection Phase 1 trial, conducted in 7 medical centers, six of the 53 efficacy evaluable patients had durable complete response (durable response is defined as objective response lasting for at least 24 weeks) and remained in response. Responses were assessed by independent radiology review of magnetic resonance imaging, or MRI, brain scans. In a subset of 23 patients that mirrors the entry criteria, clinical setting and dosing for patients in our Phase 3 clinical trial, 5 (21.7%) of these patients had a durable complete response. In addition:

•	Median duration of response had not been reached after a median follow up of 37.4 months (range: 14.1 to 44.9 months).
•	Stable disease (lasting at least eight weeks) was observed in five additional patients, bringing the clinical benefit rate to 43.5% (10/23 patients).
•	Landmark overall survival, or OS, rates at two and three years (OS24, OS36) was 34.8% and 26.1%, respectively.

Resection Study: All Responses are in the Higher Dose Cohort

Response Category[1]	All Patients N=53 n (%)	Higher Doses & Phase 3 Entry Criteria Subset N=23 n (%)[2]
Overall response	6CR (11.3)	5CR (21.7)
Stable disease (SD)	12 (22.6)	5 (21.7)
Progressive disease	35 (66.0)	13 (56.5)
Clinical Benefit Rate (CR, PR, and SD at 6 wks)	16 (30.2)	10 (43.5)
1	Includes MRI by independent radiology review and clinical data; patients categorized by best response achieved during MRI screenings.
2	Higher doses (cohorts 4-7a) and meet Phase 3 entry criteria of 1 st and 2 nd recurrence, no prior Avastin in rHGG, tumor not > 5cm

In the table below, as of the final analysis in December 2017, clinical data for each of the 23 patients is represented by a blue bar, with the x-axis measuring months of survival. Change in patient tumor status (i.e., PD, SD, PR, or CR) are represented along the bar, with the status at the end representing “best response” during the treatment. The green stars indicate the six patients who remain alive at the latest data cutoff. The responses, which occur approximately six to 19 months after Toca 511 administration, are consistent with immunologic response and all responders who remain alive have received no therapy other than Toca 511 & Toca FC since enrolling in the trial. Median duration of response had not been reached after a median follow up of 37.4 months (range 14.1 to 44.9 months).

Resection Study: Long-Term Survival in Higher Dose Cohort

Historical estimate for mOS for lomustine is based on weighted average (Batchelor 2013, Taal 2014, Wick 2010, EORTC 26101: n=352).

Furthermore, an independent radiology review of MRI brain scans from our Phase 1 clinical trials identified tumor shrinkage in some patients, including several CRs. All patients in the resection injection trial with objective responses remain with durable response as of December 2017, for a median of 37.4 months, which represents approximately four times longer duration of response relative to responses from a clinical trial of lomustine which showed an estimated median duration of response of approximately six months (range of response duration was 2.79 to 9.62 months).

	Lomustine[1]	Toca 511 & Toca FC2
Overall response rate CRs & PRs	4.3%	21.7%
Duration of response (months)	~6.2	>37.4 (median not reached)
Median Survival (months)	7.1	14.4

1	Adapted from Wick, JCO 2010.
2	Higher doses (cohorts 4-7a) and 1st and 2nd recurrence, no prior Avastin in rHGG, tumor not > 5cm.

Based on these data as well as a favorable safety profile we initiated a registration-directed Toca 5 clinical trial of Toca 511 & Toca FC in this same setting, enrolling patients with recurrent HGG who were planning for further resection of their tumor. Also, we chose the resection setting for the Toca 5 clinical trial because we believe that resection of the bulk of the tumor and then injection into the residual tumor left behind in the cavity wall provides a longer opportunity for the treatment to activate the immune system against the growing tumor.

We also tested for changes in CD4 and CD8 T cells in blood during the study, allowing us to evaluate both the safety and activity of our treatment on the immune system. Changes were observed in these preliminary tests that are consistent with an increased T cell activation during therapy in patients with stable disease or complete responses.

Biomarkers

As part of our exploration of mutation profiles that may serve as a biomarker for patients with a higher likelihood of long-term benefit, we observed that objective responses occurred in patients with IDH1 mutant (mt) and IDH1 wild type (wt) tumors. Approximately 15% of the population with HGG is believed to have the IDH1 mutation. Across the Phase 1 clinical trial program, and as of December 2017, the three patients with known IDH1 mutations at first recurrence had CRs (two in the resection injection study and one patient in the intravenous study with a radiologic CR) and all these IDH1 mutation patients are alive (range of survival 12.2 to 35.3 months), suggesting a potential association of IDH1 mutation to survival.

Pooled Safety Data

Toca 511 & Toca FC has been well tolerated in clinical trials to date. There has been little difference in adverse events among the three Phase 1 clinical trials in recurrent HGG. For this reason we chose to pool safety data across the three ascending Phase 1 clinical trials. As shown in the table below, in 127 patients who received Toca 511, treatment-related adverse events were reported in 57.5% of the patients; Grade 3/4 treatment-related adverse events were reported in 8.7% of patients. Grade 3/4 treatment-related serious adverse events were reported in 6.3% of patients treated with Toca 511; Grade 3/4 treatment-related serious adverse event of vasogenic cerebral edema was reported in 1.6% of patient; both events were Grade 3.  We monitored blood samples for viral RNA and DNA and found that quantitative levels were cleared within two weeks to four months of administration. Also, we analyzed tumor and blood samples for viral insertion sites and demonstrated an absence of clonality, supporting viral safety. We also monitor Toca FC blood levels for the first treatment cycle and whenever the dose is increased. This helps us to adjust dosing upwards in patients with Toca FC blood levels below the target range. The favorable toxicity profile of Toca 511 & Toca FC suggests that combination with other modalities such as chemotherapy or radiation should yield little incremental toxicity.

Adverse Events Related to Toca 511 & Toca FC – Pooled Across Studies

Ongoing Phase 3 Clinical Trial

In November 2015, we initiated the Phase 2 portion of a randomized, controlled Phase 2/3 clinical trial of Toca 511 & Toca FC against the current standard of care in recurrent HGG. In this clinical trial we are using doses of Toca 511 & Toca FC of 4 mL and 220 mg/kg/day, respectively, equivalent to the doses used in the Higher Dose Cohort of our Phase 1 resection injection trial. Enrollment criteria for patients in this clinical trial includes first or second recurrence of HGG, no prior treatment with bevacizumab for recurrent HGG, and a tumor size of less than or equal to five centimeters.

In October 2017, based on our communications with the FDA under Breakthrough Therapy Designation, we modified the original two-step trial design (Phase 2 followed by Phase 3) into a seamless, Phase 3 pivotal trial, also known as the Toca 5 trial. Enrollment of the planned 380 patients in the Toca 5 trial was completed in September 2018. The redesigned trial includes planned interim analyses at 50% and 75% of total events. The Independent Data Monitoring Committee completed its review at 50% of total events and recommended the Phase 3 clinical trial should continue as planned without modification. We plan to conduct the second interim analysis in the second quarter of 2019 after 75% of total events have occurred and the final analysis in the fourth quarter of 2019 after 100% of total events have occurred.

Phase 1b Solid Tumor Clinical Trial

We conducted a Phase 1b clinical trial involving intravenous treatment of advanced cancers. In this trial, Toca 511 was administered by intravenous injection followed by intratumoral injection. We reported a favorable safety and tolerability for the Toca 511 & Toca FC regimen, confirmed vector deposition following intravenous Toca 511 administration in both immunologically “hot” and “cold” areas of metastatic tumors and peripheral blood monitoring suggests immune modulation consistent with observations in our recurring HGG studies. We plan to continue to evaluate safety, vector deposition and immune modulation over time. Data from this trial are informing our future development plans for Toca 511 & Toca FC in patients with solid tumors.

Planned Clinical Trials

In 2019, we plan to advance our clinical development evaluating Toca 511 & Toca FC in patients with newly diagnosed HGG. The proposed Phase 2/3 trial (NRG-BN006) is expected to begin by the end of 2019 and will be conducted by NRG Oncology. The primary goals of this study will be to evaluate the safety and preliminary efficacy of Toca 511 delivered at the time of resection and Toca FC subsequently delivered in conjunction with radiation and temozolomide.

Preclinical Studies of Toca 511 & 5-FC

We believe our preclinical studies support the clinical development of Toca 511 & Toca FC in brain cancers and other cancers both as a stand-alone regimen and in combination with current treatments. During preclinical testing of Toca 511 we observed that treatment with Toca 511 & 5-FC had two powerful mechanisms of action: direct killing of cancer cells and activation of the immune system against the cancer cells. 5-FC, which we use in our preclinical studies, is the active component of the Toca FC tablets we use in humans.

Discovery

We believe there is a significant opportunity to develop additional immunotherapy product candidates utilizing our RRV platform. We intend to leverage our technology platform and expertise to discover a broad pipeline of cancer-selective immunotherapies.

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

We use a producer cell line to create Toca 511 and currently rely on a limited number of CMOs to manufacture Toca 511. We believe that our current manufacturing capacity for Toca 511 will be sufficient to support our ongoing and planned clinical trials and commercial manufacturing needs.

Manufacturing for Toca FC generally encompasses both the chemical synthesis of the active pharmaceutical ingredient, or API, and its formulation and fill/finish of the final product. We currently utilize a limited number of CMOs for the production of the API and the final drug product tablets. We believe we have the manufacturing capacity to supply the drug product tablets for our ongoing and planned clinical trials and commercial supply.

We currently have no plans to build our own manufacturing capacity to manufacture Toca 511 or Toca FC.

License and Collaboration Agreements

License Agreement with ApolloBio

In April 2018, we entered into a license agreement with ApolloBio, or the ApolloBio License Agreement, which became effective in July 2018, pursuant to which we granted ApolloBio an exclusive license to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland China, Hong Kong, Macao and Taiwan, or the Licensed Territory.

Under the ApolloBio License Agreement, in addition to an aggregate upfront payment of $16.0 million, we are eligible to receive up to an aggregate $111.0 million, less withholding and other taxes, upon the achievement of specified development and commercial milestones.  We are also eligible for low double-digit tiered royalty payments based on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances. ApolloBio will be responsible for all development and commercialization costs in the Licensed Territory. Future payments by ApolloBio are subject to the People’s Republic of China, or PRC currency exchange approval and may be subject to other approvals by PRC authorities.

Under the ApolloBio License Agreement, we have received net proceeds of $15.2 million which was comprised of a $16.0 million up-front payment and a $2.0 million milestone payment less $1.7 million in foreign income taxes and $1.1 million in certain foreign non-income taxes.

Unless earlier terminated, the ApolloBio License Agreement will expire upon the expiration of the last-to-expire royalty term for any and all licensed products, which royalty term is, with respect to a licensed product in a particular region (i.e., mainland China, Hong Kong, Macao and Taiwan) of the Licensed Territory, or each, a Region, the latest of (i) 10 years after the first commercial sale of such licensed product in such Region, (ii) the expiration of all regulatory exclusivity as to such licensed product in such Region and (iii) the date of expiration of the last valid patent claim covering such licensed product in such Region. Either party may terminate the ApolloBio License Agreement upon a material breach by the other party that remains uncured following 60 days (or, with respect to any payment breach, 10 days) after the date of written notice of such breach. ApolloBio may terminate the ApolloBio License Agreement at any time by providing 90 days’ prior written notice to us. In addition, we may terminate the ApolloBio License Agreement upon written notice to ApolloBio under specified circumstances if ApolloBio challenges the licensed patent rights.

Laboratory Services and License Agreement with Siemens

In November 2011, we entered into a laboratory services and license agreement with Siemens Healthcare Diagnostics Inc., or Siemens, which we amended in June 2015, pursuant to which we agreed to engage Siemens (i) to develop and perform certain in vitro diagnostic assays in connection with the cancer therapy trials of Toca 511 & Toca FC, (ii) concurrently and/or thereafter, to further develop, obtain FDA approval for, and perform one or more of such in vitro diagnostic assays as drug monitoring diagnostics for Toca 511 & Toca FC as Toca 511 & Toca FC receives marketing approval from the FDA, and (iii) following FDA approval of such in vitro diagnostic assay as a monitoring diagnostic, to perform such in vitro diagnostic monitoring assays as necessary in connection with post-marketing clinical trials of Toca 511 & Toca FC and, if appropriate, as commercial diagnostic tests. We granted Siemens the licensed intellectual property covered by the agreement on an exclusive and non-exclusive basis, depending on Siemens’ use of such intellectual property.

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

The term of this agreement will continue until the expiration of all payment obligations. The agreement provides that it may be terminated by either party upon written notice to the other party in the event of the other party’s material breach of the agreement if such breach remains uncured for 45 days, or in the event the other party files a voluntary petition in bankruptcy, is adjudicated as bankrupt or insolvent after all appeals are exhausted, makes a general assignment for the benefit of creditors or fails to discharge or have dismissed within 60 days an involuntary petition in bankruptcy filed against it. If market approval is rejected by the FDA, Siemens must provide us with prompt written notice. Should the parties be unable to reach mutual agreement regarding regulatory strategy within 20 business days of such notice, then either party may terminate the agreement upon written notice to the other party. Siemens may terminate the agreement for any reason upon 90 days prior written notice to us, provided that, notwithstanding such termination, Siemens must continue to provide the laboratory services for any of our trials the protocol for which has been submitted to FDA until the conclusion of such pre-approval trial. Siemens may also terminate the agreement if, after using commercially reasonable efforts, certain assay specifications are not achieved. If Siemens terminates the agreement for breach of contract by us, the licenses granted to Siemens will survive such termination and will become non-exclusive, perpetual and irrevocable, provided that Siemens will have the right to terminate any such license at any time upon written notice to us. If the agreement expires, or if the agreement is terminated by us for breach of contract by Siemens or for failure to reach an agreement on regulatory strategy, the restriction in the license granted to activities outside of the territory will terminate, and we will have the right to pursue development and commercialization of companion diagnostics for products with one or more other partners in the territory, and to grant to such other partners sublicenses of our rights under the agreement. If the agreement is terminated by either party for failure to reach an agreement on regulatory strategy, or by Siemens by 90 days written notice, for a minimum of 45 days after the later of (i) the termination date or (ii) completion of any required post-termination laboratory services and delivery to us of all results thereof, Siemens must retain any stocks of qualified reagents for the assays that remain as of Siemens’ completion of such laboratory services, and, upon our request made at any time during such 45-day period, Siemens must deliver such remaining stocks to us, provided that we shall have executed documentation reasonably satisfactory to Siemens acknowledging that the use of such reagents is restricted to investigational use pursuant to our investigational new drug application, or IND, and any other use permitted by, and in compliance with, applicable laws, regulatory guidelines and regulatory approvals.

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

Grants

In August 2017, we were awarded a $2.0 million grant by the U.S. Food and Drug Administration Office of Orphan Products Development to support our Phase 3 clinical trial, or OOPD Grant. Under the grant agreement, we will be reimbursed for qualifying expenses over a four-year period subject to the availability of funds and satisfactory progress of the trial. At December 31, 2018, we had received $1.0 million relating to the OOPD Grant.

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

Outside the United States, we may build our own commercial infrastructure or consider opportunities to enter into out-licensing or co-promotion agreements with other pharmaceutical or biotechnology companies to develop and/or commercialize our product candidates outside the United States. In April 2018, we entered into the ApolloBio License Agreement with ApolloBio pursuant to which we granted ApolloBio an exclusive license to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland China, Hong Kong, Macao and Taiwan.

We currently have limited sales and marketing or distribution capabilities or in-house personnel specializing in these functions.

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

We have obtained Orphan-Drug Designation for Toca 511 & Toca FC for the treatment of malignant glioma in addition to GBM, which makes the product eligible for a period of orphan drug exclusivity, if approved in this indication, under certain conditions. We believe that approval under a biologics license application, or BLA, will be eligible for 12 years of market exclusivity in the United States, 10 years of market exclusivity in Europe and significant durations in other markets, which would be complementary to any relevant patent exclusivity.

Through licensing and developing our own portfolio, and as of December 31, 2018, we have rights to 14 issued patents in the United States, eight of which are assigned to us and six of which are exclusively licensed to us, and 81 issued and granted patents in foreign countries, 62 of which are assigned to us and 19 of which are exclusively licensed to us, 12 patent applications in the United States, all of which are assigned to us and 64 patent applications in foreign countries, all of which are assigned to us. We believe that the issued patents will provide coverage on our technology platform and product candidates until approximately 2030. We file intellectual property we believe to be key to our business at a minimum in jurisdictions including the United States, Europe and Japan. Our original core technology was licensed from USC and The Regents of the University of California. Families within the portfolio are directed to our RRV technology platform, the modified CD gene that we use in Toca 511, various other therapeutic modalities and genes for use with RRV, manufacturing methods for RRV, the extended release Toca FC formulation, various combination therapies with Toca 511 & Toca FC and other agents, intravenous administration of RRV and diagnostic assays for detection of RRV.

We possess significant knowledge relating to the construction, manufacture, development and protection of gene therapy products. We aim to protect certain intellectual property through a trade secret strategy.

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

Companies developing other immunotherapy products generally fall within the following categories:

•	diversified pharmaceutical companies developing immunotherapies, including checkpoint inhibitors;
•	companies aimed at stimulating immune responses;
•	companies developing CAR and TCR T cells; and
•	companies developing virus-based technology.

Any product candidates that we successfully develop and commercialize may compete with existing and new therapies that may become available in the future. The availability of coverage and adequate reimbursement from government and other third-party payers will also significantly affect the pricing and competitiveness of our products.

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

Within the FDA, CBER regulates gene therapy products. The FDA has published guidance documents with respect to the development and submission of gene therapy products, including their preclinical assessment, clinical protocols, observing patients involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs.

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

Where a gene therapy study is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines, are mandatory, however many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH is responsible for convening its Recombinant DNA Advisory Committee, a federal advisory committee, which discusses protocols that raise novel or particularly important scientific, safety or ethical considerations. Current NIH guidelines are in flux and NIH has released a proposal to streamline oversight for gene therapy research. However, the roles and responsibilities of institutional biosafety committees, or IBCs at the local level will continue as described in the NIH guidelines.

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

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, patient selection and exclusion criteria, and the parameters to be used to monitor patient safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of clinical trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent, which must be signed by each clinical trial patient or his or her legal representative, and must monitor the clinical trial until completed. Clinical trials involving biological product candidates also must be reviewed by an IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other trials, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for expedited reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the sponsor, or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the investigational product candidate has been associated with unexpected serious harm to patients.

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

U.S. Review and Approval Processes

After the completion of clinical trials of an investigational biologic product, FDA approval of a BLA must be obtained before commercial marketing of the product. The BLA must include results of product development, laboratory, and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the combination product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any product for an indication for which orphan Designation has been granted. Currently we have Orphan-Drug Designation for Toca 511 & Toca FC for the treatment of malignant glioma in addition to GBM. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

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

One of the performance goals agreed to by the FDA under the PDUFA is to review 90% of original standard BLAs within 10 months of the 60 day filing date and 90% of original priority BLAs within six months of the 60 day filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. A major amendment (a significant amount of new information, new analyses, new study or trial report) can extend the review period (PDUFA goal date) by three months. The FDA may either decide to extend the review period or defer the review to a subsequent review cycle.

Orphan-Drug Designation

Under the Orphan-Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. We have been granted Orphan-Drug Designation by the FDA for Toca 511 & Toca FC for the treatment of malignant glioma in addition to GBM, the indication that we are initially pursuing. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. There can be no assurance that we will receive Orphan-Drug Designation for additional indications or for any additional product candidates.

If a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. The Committee of Orphan Medicinal Products of the EMA has designated both flucytosine and vocimagene amiretrorepvec as orphan medicinal products indicated for the treatment of glioma. Orphan designation provides for a full waiver of Scientific Advice/Protocol Assistance fees in conjunction with small-medium enterprise designation.  Also included is a waiver of the fee for a marketing authorization application, and a 10-year market exclusivity upon approval which protects from market competition for similar medicines with similar indications.

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

The EMA has granted Toca 511 & Toca FC PRIME Designation for the treatment of patients with HGG. To be eligible for PRIME Designation, a medicine must show a potential to benefit patients with unmet medical needs based on early clinical data that indicate the treatment may offer a major therapeutic advantage over existing therapies. Through PRIME, EMA provides enhanced interaction to optimize development plans and enable accelerated assessments of applications for marketing authorization.

Fast Track Designation, Breakthrough Therapy Designation, PRIME Designation and accelerated approval do not change the standards for approval but may expedite the development process.

An application for a product candidate may be eligible to obtain Priority Review Designation if it is intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review.  Priority Review Designation does not change the standards for approval but may expedite the review process. The PDUFA goal for Priority Review is 6 months from filing (8 months from complete submission), instead of 10 months (12 months from complete submission) for a Standard Review.

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

Federal and State Fraud and Abuse Laws

In the United States, our current and future operations are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS, for instance, the Office of Inspector General, U.Sl Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. These federal and state laws, some of which may not be applicable to us or our product candidates unless and until we obtain FDA marketing approval for any of our product candidates, include, among others, the anti-fraud and abuse provisions of the Social Security Act, which our sales, marketing and scientific/educational grant programs must comply with, false claims statutes, transparency laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, laws and regulation regarding providing drug samples, sales and marketing activities and our relationships with customers and payors as follows.

The federal Anti-Kickback Statute prohibits, among other things, individuals and entities from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, recommending, ordering, or arranging for the purchase, lease, recommendation or order of any health care item, good, facility or service reimbursable, in whole or in part, under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers and other individuals and entities on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

Federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, or knowingly making, using, or causing to be made or used, a false statement to get a false claim paid. Several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved or off-label, and thus non-reimbursable, uses.

The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and false claims laws, which apply to items and services, reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

We may also be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and their respective implementing regulations, including the final Omnibus Rule published on January 25, 2013, imposes requirements on certain types of entities, known as covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, such as mandatory contractual terms, relating to the privacy, security, and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards and certain privacy standards directly applicable to business associates, which are independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other and from HIPAA in significant ways and may not have the same requirements, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act under the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, annually report to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

Further, some state, local and foreign laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; restrict payments that may be made to healthcare providers and other potential referral sources, and/or require drug manufacturers to report information related to payments and transfers of value made to physicians and other health care providers or entities, or marketing expenditures; require the licensure of sales representatives; require drug manufacturers to report information related to drug pricing; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018); and laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the exceptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, and results of operations. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to, without limitation, significant sanctions, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional integrity oversight and reporting obligations and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Coverage and Reimbursement

In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls (by law) and to reimbursement programs with varying price control mechanisms. In the United States, significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain product approval. A number of gene therapy products have recently been approved by the FDA. Although CMS subsequently approved its first method of coverage and reimbursement for one such product, the methodology has been subject to challenge by members of Congress. Often private payors follow the coverage and reimbursement decisions of the Medicare program, and it is difficult to predict how CMS may decide to cover and reimburse our product candidates, once approved, and those determinations are subject to change.

Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Coverage and reimbursement for new products can differ significantly from payor to payor. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process. Additionally, third-party reimbursement may not be available or may not be adequate to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

The marketability of any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drugs, medical devices and medical services, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

•

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011; and

•	a licensure framework for follow on biologic products.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. Legislation enacted in 2017, informally the Tax Cuts and Jobs Act, or Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

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

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further product price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain products under Medicare Part B, to allow some states to negotiate product prices under Medicaid, and to eliminate cost sharing for generic products for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We anticipate that the Affordable Care Act and other legislative reforms will result in additional downward pressure on the price that we receive for any approved product, if covered, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

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

Employees

As of December 31, 2018, we had 79 full-time employees. Of these full-time employees, 63 employees are engaged in research and development activities and 16 employees are engaged in finance and general management activities including accounting, contracts, human resources, information technology, investor relations, marketing and business development.

Corporate Information

We were incorporated in Delaware in August 2007. Our principal executive offices are located at 4242 Campus Point Court, Suite 500, San Diego, California 92121. Our telephone number is (858) 412-8400. Our website address is www.tocagen.com.

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

We are a clinical-stage company with a limited operating history. We are not profitable and have incurred net losses in each year since our inception in 2007, including net losses of $49.0 million, $38.9 million and $33.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 we had an accumulated deficit of $215.9 million.

We have devoted most of our financial resources to research and development, including our clinical, preclinical and platform development activities. To date, we have financed our operations primarily through the private placement of our convertible preferred stock, our public offerings of our common stock, term loans, the issuance of convertible promissory notes and upfront and milestone payments under our license and collaboration agreements. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenue. We have not completed late-stage clinical trials for any product candidate and it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. Even if we or our strategic partners succeed in obtaining regulatory approval and commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2018, our cash, cash equivalents and marketable securities were $96.1 million. We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2018 will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity and/or debt financings. In November 2018, we entered into an Equity Distribution Agreement with Citigroup Global Markets Inc., or Citigroup, pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through Citigroup, as our sales agent, or the ATM facility.  Other than our ATM facility, we do not have any committed external source of funds. We may also consider new collaborations or selectively partner our technology or programs. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. For example, in January 2017, the FDA Oncology Center of Excellence, or the Center of Excellence, was created to leverage the combined skills of regulatory scientists and reviewers with expertise in drugs, biologics, and devices (including diagnostics). While the Center of Excellence is designed to help expedite the development of oncology and malignant hematology-related medical products and support an integrated approach in the clinical evaluation of drugs, biologics and devices for the treatment of cancer, the new Center of Excellence may initially create confusion within the FDA and especially in the Center of Biologics and Research that is the primary review division for our initial product candidate. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or the NIH, are also subject to review by the institution’s institutional biosafety committees, or IBC, in addition to the institution’s institutional review board, or IRB, to assess the safety of the study before a clinical trial can begin. We have received from time to time questions from the FDA regarding investigational new drug application, or IND, submissions and clinical protocols for Toca 511 & Toca FC. We believe that we have adequately addressed these questions, some of which have caused, in the past, some delays in our clinical trials. Although the FDA decides whether individual gene therapy protocols may proceed, the IRB and IBC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and approved its initiation. Conversely, the FDA can put an IND on a partial or complete clinical hold even if the IRB and IBC have provided a favorable review. Our trials have, in the past, been put on hold for reasons including suspected serious adverse events, which resulted in delays of our trials. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for performing studies or for obtaining approval of any of our product candidates.

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

We have not yet secured manufacturing capabilities for commercial quantities of our viral vector but we intend to rely on third-party manufacturers for commercialization. We may be unable to negotiate binding agreements with our manufacturers to support our commercialization activities at commercially reasonable terms.

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

Similarly, we currently have limited manufacturers of the active pharmaceutical ingredient for Toca FC and final drug product. We also rely on outside contractors to perform validated release testing for Toca FC. Currently we have not fully validated production of the drug product, Toca FC.

Even if we have developed manufacturing processes for Toca 511 & Toca FC and successfully implement them at third-party manufacturers, if such third-party manufacturers are unable to produce viral vectors and our product candidates in the necessary quantities, or in compliance with current good manufacturing practices, or cGMP, or in compliance with pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and sales of our products, if approved, may be materially harmed. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. We do not directly control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation.

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

It is possible that our retroviral replicating vector, or RRV, product candidates will spread to healthy tissues and result in unknown side effects, and that any anticipated or unanticipated side effects may occur at doses required to achieve clinically relevant efficacy, which could prohibit or delay commercialization of our product candidates. Alternatively, our RRV product candidates might not spread rapidly enough through the tumor or transfer sufficient genetic material to the tumor to demonstrate efficacy sufficient for regulatory approval. In preclinical studies in rodent models, we observed that our vectors do not initially infect tumors in some locations as well as they infect tumors in other locations, which may limit treatment with our future product candidates to a limited number of cancer locations. Further, it is possible that the RRV might not spread fast enough through the brain cancer to have a beneficial effect or that the virus might not be able to reach certain parts of the tumor due to prior surgical removal of contiguous cancer tissue or from scarring resulting from surgery, chemotherapy, radiation or spontaneous tumor necrosis (cell death) or due to mechanical limitations such as the inability to insert the needle accurately into tissue bearing the tumor; the inability to push enough RRV volume into a tumo; the rapid diffusion of RRV from the injection site due to high intratumor pressure or due to the communication with the ventricular space, external cerebral spinal fluid or the entry into veins; or the inability to insert the needle into the tumor without damaging vital brain structures. It is possible that the cancers which we seek to treat with our product candidates will be or become resistant to infection with the virus or become resistant to the 5-FU (5-fluorouracil) produced from Toca FC, due to mutation within the cancer cells genes or due to mutation of Toca 511, including loss of the therapeutic gene, cytosine deaminase.

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

We are dependent on ApolloBio to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland China, Hong Kong, Macao and Taiwan. Failure of ApolloBio or any other third parties to successfully develop and commercialize Toca 511 & Toca FC in the applicable jurisdictions could have a material adverse effect on our business.

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

Any adverse developments that occur during any clinical trials conducted by ApolloBio may affect our ability to obtain regulatory approval or commercialize Toca 511 & Toca FC.

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

As of December 31, 2018, we had 79 full-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management. There are a small number of individuals with experience in gene therapy and clinicians who have successfully developed drugs and the competition for such individuals is high. Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. We currently rely, and for the foreseeable future will continue to rely on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

We currently have a  limited marketing and sales organization. If we are unable to expand our marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We currently have limited sales, marketing and distribution capabilities. At the appropriate time, we plan to further build our commercial infrastructure targeting oncologists, neuro-oncologists and neurosurgeons and related clinicians and health care workers in leading and regional cancer centers in the United States, which will require significant capital expenditures, management resources and time. ApolloBio retains the rights to develop and commercialize Toca 511 & Toca FC in the greater China region, including mainland China, Hong Kong, Macao and Taiwan. We may build our own commercial infrastructure in other territories or consider additional opportunities to enter into out-licensing or co-promotion agreements with other pharmaceutical or biotechnology companies to develop and/or commercialize our product candidates outside the United States. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

If we are unable or decide not to expand our internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties, and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

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

The terms of our Loan Agreement place restrictions on our operating and financial flexibility.

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

Our business could be negatively impacted by cyber security threats.

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

Following receipt of Breakthrough Therapy Designation from the FDA, we redesigned our Phase 2/3 clinical trial of Toca 511 & Toca FC for the treatment of recurrent HGG to a single Phase 3 trial design and have included the 187 patients that were previously enrolled in the Phase 2/3 trial in the total of approximately 380 patients enrolled in the redesigned trial. The interim or final analyses of this trial alone could support approval of a BLA for Toca 511 & Toca FC in the indication of recurrent HGG. However, the general approach for FDA approval of a new biologic or drug is to require dispositive data from two adequate and well-controlled Phase 3 clinical trials of the biologic or drug in the relevant patient population.

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

Moreover, the FDA strictly regulates the promotional claims that may be made about drug and biologic products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties.

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

Toca 511 & Toca FC has Orphan-Drug Designation in the United States for the treatment of malignant glioma in addition to GBM, and in the European Union for the treatment of glioma. We are currently developing this product candidate for the treatment of recurrent HGG, which is a subset of malignant glioma. Exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same product with the same active moiety for the same condition if the FDA concludes that the later product is safer, more effective or makes a major contribution to patient care. Orphan-Drug Designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process. In addition, while we may seek orphan designation for other product candidates, we may never receive such designations.

A Fast Track Designation or Breakthrough Therapy Designation by the FDA or Priority Medicines, or PRIME, Designation by the EMA, may not actually lead to a faster development or regulatory review or approval process.

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the federal civil False Claims Act, which impose criminal and civil penalties, through government, civil whistleblower or qui tam actions, on individuals and entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal healthcare programs that are false, fictitious or fraudulent, or knowingly making, using or causing to be made or used, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

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

Additionally, we are subject to state, local and foreign equivalents of each of the healthcare fraud and abuse laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. We may also be subject to state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; to report information related to payments and other transfers of value to healthcare providers or entities, or marketing expenditures; report certain information regarding drug pricing; and require registration of pharmaceutical sales representatives. We may also be subject to state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In the European Union, the General Data Protection Regulation (2016/679), or GDPR, applies to any organization established in the European Union, as well as to those outside of the European Union if they collect and use “personal data”, or any information relating to an identified or identifiable natural person, in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior  Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States.  Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

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

Since its enactment, there have been judicial, Congressional and political challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. On December 22, 2017, President Trump signed into law new federal tax legislation, informally titled the Tax Cuts and Jobs Act, or Tax Act, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

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

Further recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further product price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain products under Medicare Part B, to allow some states to negotiate product prices under Medicaid, and to eliminate cost sharing for generic products for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The United States Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and are implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While some of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical or clinical trials;
•	reports of adverse events in other gene therapy products or clinical trials of such products;
•	inability to obtain additional funding;
•	any delay in filing an IND or BLA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
•	failure to develop successfully and commercialize our product candidates;
•	failure to maintain our existing strategic collaboration or enter into new collaborations;

•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	changes in the structure of healthcare payment systems;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

From time to time, global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic down-turn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to existing and new compliance initiatives.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We had 23,019,097 shares of common stock outstanding as of February 22, 2019. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock. In addition, as of December 31, 2018, 3,995,148 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

In November 2018, we entered into the ATM facility with Citigroup, pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through Citigroup, as our sales agent.  As of December 31, 2018, we have not sold any shares of our common stock under the ATM facility.

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

Our management will have broad discretion in the application of working capital, and stockholders do not have the opportunity to assess whether working capital is being used appropriately. Because of the number and variability of factors that will determine our use of our working capital, its ultimate use may vary substantially from its currently intended use. Management might not apply working capital in ways that ultimately increase stockholder value. We intend to use our working capital to fund our Phase 3 clinical trial of Toca 511 & Toca FC in recurrent HGG, manufacturing scale-up and validation for Toca 511 & Toca FC, the other ongoing and planned clinical development and regulatory activities for Toca 511 & Toca FC, commercial scale up efforts, and for other general corporate purposes. Failure by us to apply working capital effectively could harm our business. Pending its use, we may invest our working capital in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our working capital in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Comprehensive tax reform could adversely affect our business and financial condition.

On December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, or Tax Act, that significantly revised the Internal Revenue Code of 1986, as amended, or IRC.   The Tax Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings, except for certain small businesses, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings, subject to certain important exceptions, immediate deductions for certain new investments instead of deductions for depreciation expense over time and modification or repeal of many business deductions and credits, including reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain, and our business and financial condition could be adversely affected. In addition, it is unknown if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is likewise uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Act and the potential tax consequences of investing in or holding our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2018, we had federal net operating losses of $174.1 million, of which $136.6 million begin to expire in 2028 unless previously utilized and $37.5 million do not expire but are limited to 80% of taxable income in a given year. As of December 31, 2018, we had California net operating loss carryforwards of $76.1 million that begin to expire in 2028 unless previously utilized. If these net operating loss carryforwards expire unused, they will be unavailable to offset future income and reduce future income tax liabilities. In addition, under the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the Tax Act. Under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and certain other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. We have completed public offerings and multiple other rounds of financing since our inception which may have resulted in an ownership change or could result in one or more ownership changes in the future. As of December 31, 2018, we have not completed a Section 382 and 383 analysis regarding any limitations on our NOLs and research and development credit carryforwards and such limitations could be significant. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our ability to use our NOLs and research and development credit carryforwards to offset our U.S. federal taxable income and taxes, as applicable, may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, similar rules may apply and there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2018, we leased a total of approximately 39,000 square feet of laboratory and office space located at 4242 Campus Point Court, Suite 500, San Diego, California, 92121. We believe our existing facility is adequate to meet our business requirements for the foreseeable future and is sufficient and suitable for the conduct of our business.

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

Holders of Record

As of February 22, 2019, there were approximately 379 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. In addition, the terms of our Loan Agreement prohibit us from paying cash dividends.

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

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 13, 2017. As of December 31, 2018, we have used $54.2 million of the net proceeds from the offering. Pending such uses, we plan to continue investing the unused proceeds from this offering in fixed, non-speculative income instruments.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The selected financial data set forth below is derived from our audited financial statements, including the balance sheets at December 31, 2018 and 2017 and the related statements of operations for each of the years ended December 31, 2018, 2017 and 2016 and related notes appearing elsewhere in this Annual Report. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and the related notes thereto, each included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

	Years Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share data)
Statements of Operations Data
License revenue	$18,036	$41	$49
Operating expenses:
Research and development	51,080	29,113	27,218
General and administrative	12,809	8,556	4,521
Total operating expenses	63,889	37,669	31,739
Loss from operations	(45,853)	(37,628)	(31,690)
Other income (expense), net:
Interest income	1,534	595	215
Interest expense	(2,937)	(1,932)	(2,052)
Change in fair value of preferred stock warrants	—	37	50
Loss before income taxes	(47,256)	(38,928)	(33,477)
Income tax expense	1,699	1	1
Net loss	$(48,955)	$(38,929)	$(33,478)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	11	(34)	58
Comprehensive loss	$(48,944)	$(38,963)	$(33,420)
Net loss per common share, basic and diluted	$(2.44)	$(2.66)	$(15.22)
Weighted-average number of common shares outstanding, basic and diluted	20,059,541	14,607,609	2,199,964

	As of December 31,
	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$96,086	$88,725	$31,245
Working capital	81,214	73,299	18,079
Total assets	103,081	92,073	35,351
Notes payable, current portion	—	7,200	7,200
Notes payable, net of current portion	26,201	3,625	10,241
Deferred rent, net of current portion	2,201	—	—
Preferred stock warrant liabilities	—	—	126
Accumulated deficit	(215,884)	(166,929)	(128,000)
Total stockholders’ equity (deficit)	58,145	71,082	(124,417)

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

Overview

We are a clinical-stage, cancer-selective gene therapy company focused on developing first-in-class, broadly-applicable product candidates designed to activate a patient’s immune system against their own cancer. Our cancer-selective gene therapy platform is built on retroviral replicating vectors, which are designed to selectively deliver therapeutic genes into the DNA of cancer cells. Our gene therapy approach is designed to fight cancer through immunotherapeutic mechanisms of action without the autoimmune toxicities commonly experienced with other immunotherapies.

We are developing our lead product candidate, Toca 511 (vocimagene amiretrorepvec) & Toca FC (extended-release flucytosine), initially for the treatment of recurrent high grade glioma, or HGG, a brain cancer with limited treatment options, low survival rates and, therefore, a significant unmet medical need. We are conducting a randomized, controlled Phase 3 clinical trial of Toca 511 & Toca FC in patients with recurrent HGG (Toca 5), which is designed to serve as a registrational trial. Enrollment was completed for this clinical trial in September 2018. In February 2017, the U.S. Food and Drug Administration, or FDA, granted Toca 511 & Toca FC Breakthrough Therapy Designation for the treatment of patients with recurrent HGG and in June 2017 the European Medicines Agency, or EMA, granted Toca 511 Priority Medicines, or PRIME, Designation for the treatment of patients with HGG. Breakthrough Therapy Designation indicates that preliminary clinical evidence demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapy. PRIME Designation indicates that there is a potential to benefit patients with unmet medical needs based on early clinical data. We also have Fast Track Designation (which may lead to priority review of new products that treat serious diseases or conditions and demonstrate the potential to address an unmet medical need) from the FDA for Toca 511 & Toca FC for the treatment of recurrent HGG. We also received Orphan-Drug Designation from the FDA for the treatment of malignant glioma in addition to glioblastoma multiforme. Orphan-Drug Designation is a designation for a product that treats a rare disease or condition and which, if the product receives the first FDA approval for that disease or condition, may result in a period of regulatory exclusivity, subject to some exceptions. The Committee for Orphan Medicinal Products of the EMA has designated both flucytosine and vocimagene amiretrorepvec as orphan medicinal products indicated for the treatment of glioma. The EMA provides several benefits to drug developers for developing drugs for orphan diseases.

In April 2018, we entered into a license agreement, or License Agreement, with Beijing Apollo Venus Biomedical Technology Limited and ApolloBio Corp., or collectively ApolloBio, which became effective in July 2018, pursuant to which we granted to ApolloBio an exclusive license to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland China, Hong Kong, Macao and Taiwan, or the Licensed Territory. Under the License Agreement, we received an aggregate upfront payment of $16.0 million and we are eligible to receive up to a total of $111.0 million upon achievement of specified development and commercial milestones. In addition, we are also eligible for low double-digit tiered royalty payments based on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances. In September 2018, we earned a $2.0 million development milestone payment upon completion of the planned enrollment of 380 patients in the Toca 5 clinical trial.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the private placement of our convertible preferred stock, from which we received net proceeds of $131.4 million and our initial public offering in April 2017, from which we received net proceeds of $86.9 million and our public offering in December 2018 from which we received net proceeds of $28.0 million. We have also received $44.0 million in net proceeds from term loans, $15.7 million in net proceeds from upfront and milestone payments under our license and collaboration agreements, $10.9 million from the issuance of our convertible promissory notes payable, and $2.6 million from private and federal grants.

Since our inception in August 2007, we have devoted substantially all of our efforts to developing our gene therapy platform and our lead product candidate, Toca 511 & Toca FC. We have never been profitable and have incurred significant operating losses in each year since our inception. We had an accumulated deficit of $215.9 million as of December 31, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research, preclinical, clinical, product, regulatory and business development activities, as well as raising capital and building our infrastructure.

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

ATM Facility

In November 2018, we entered into an Equity Distribution Agreement with Citigroup Global Markets Inc., or Citigroup, pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $30,000,000 from time to time through Citigroup, as our sales agent, or the ATM facility.  As of December 31, 2018, we have not sold any shares of our common stock under the ATM facility.

Public Offering

In December 2018, we completed a public offering in which we sold an aggregate of 3,000,000 shares of common stock at a price of $10.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $28.0 million.

Financial Operations Overview

Revenue

We currently have no products approved for sale, and have not generated any revenues from the sale of products. We have not submitted any product candidate for regulatory approval. Our revenue has been derived from our license and collaboration arrangement we entered into with Siemens Healthcare Diagnostics Inc., or Siemens, in 2011 under which we received a nonrefundable, non-creditable, lump-sum, upfront license payment of $0.5 million for our sublicense to Siemens of certain diagnostic assay technology and the License Agreement with ApolloBio, under which we received net proceeds of $15.2 million which was comprised of a $16.0 million up-front payment and a $2.0 million development milestone payment less $1.7 million in foreign income taxes and $1.1 million in certain foreign non-income taxes. As of December 31, 2018, $18.0 million in revenue was recognized under the License Agreement.

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

The following table sets forth our research and development expense by project for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Toca 511 & Toca FC	$46,872	$27,471	$26,490
Vector technology	4,208	1,642	728
Total	$51,080	$29,113	$27,218

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

Income tax expense

Income tax expense consists primarily of foreign income tax expense incurred related to our License Agreement with ApolloBio.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

While our significant accounting policies are described in more detail in the Note 2 to our financial statements appearing at the end of this Annual Report on Form 10-K, we believe the following accounting policies to be most critical for fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

Revenue generally consists of license revenue with upfront payments and development milestones considered probable of achievement.

Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those goods and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the transaction price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when or as we satisfy the performance obligation(s).

At contract inception, we assess the goods and services promised within each contract and assess whether each promised good or service is distinct and determine that those are performance obligations. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control.

Collaborative Arrangements

We enter into collaborative arrangements with partners that may include payment to us of one or more of the following: (i) license fees; (ii) payments related to the achievement of developmental, regulatory, or commercial milestones; and (iii) royalties on net sales of licensed products.  Where a portion of non‑refundable upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as contract liabilities and recognized as revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation(s). The stand-alone selling price may include items such as forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

License Fees

If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment.

Milestone Payments

At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price. If it is probable that a milestone event would occur at the inception of the arrangement, the associated milestone value is included in the transaction price. Milestone payments that are not within our control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, we evaluate the probability of achievement of such milestones and any related constraint(s), and if necessary, may adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from our collaborative arrangements.

Clinical Trial Accruals

Expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to our contract arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our service providers will temporarily exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients, site initiation and the completion of clinical milestones. We make estimates of our accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense balance accordingly. Historically, our estimated accrued liabilities have materially approximated actual expense incurred.

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined that other than as disclosed in Note 2 to our financial statements included in this Annual Report on Form 10-K, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,		Increase
	2018	2017	(Decrease)
License revenue	$18,036	$41	$17,995
Research and development expenses	51,080	29,113	21,967
General and administrative expenses	12,809	8,556	4,253
Interest income	1,534	595	939
Interest expense	(2,937)	(1,932)	(1,005)
Income tax expense	1,699	1	1,698

License revenue    License revenue was $18.0 million for the year ended December 31, 2018 as compared to $41,000 for the year ended December 31, 2017, an increase of $18.0 million. Under the License Agreement with ApolloBio, we recognized a $16.0 million upfront payment and a $2.0 million development milestone payment for the year ended December 31, 2018.

Research and development expenses   Research and development expenses were $51.1 million for the year ended December 31, 2018, as compared to $29.1 million for the year ended December 31, 2017. The increase of $22.0 million was primarily due to increases in manufacturing and clinical trial costs of $15.3 million to support our Phase 3 clinical trial which completed enrollment in September 2018 and increased personnel costs, including non-cash stock based compensation of $3.0 million due to an increase in headcount.

General and administrative expenses    General and administrative expenses were $12.8 million for the year ended December 31, 2018, as compared to $8.6 million for the year ended December 31, 2017. The increase of $4.3 million was primarily due to increased personnel costs, including non-cash stock based compensation, of $1.0 million, a $1.1 million non-income tax expense related to the ApolloBio License Agreement and an increase in facility related expense due to our lab and office space lease which was signed in 2018 and increases in external service costs associated with the growth of our business and other costs associated with general business activities.

Interest income    Interest income was $1.5 million for the year ended December 31, 2018, as compared to $0.6 million for the year ended December 31, 2017. The increase of $0.9 million was primarily due to our higher average cash balances earning interest at higher rates during 2018 compared to 2017.

Interest expense    Interest expense was $2.9 million for the year ended December 31, 2018, as compared to $1.9 million for the year ended December 31, 2017 due to our increased debt principal balance and exit fees associated with refinancing our debt agreement during 2018.

Income tax expenseIncome tax expense of $1.7 million recorded for the year ended December 31, 2018 was due to foreign income tax expense paid in conjunction with our License Agreement with ApolloBio.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,		Increase
	2017	2016	(Decrease)
License revenue	$41	$49	$(8)
Research and development expenses	29,113	27,218	1,895
General and administrative expenses	8,556	4,521	4,035
Interest income	595	215	380
Interest expense	(1,932)	(2,052)	120
Change in fair value of preferred stock warrants	37	50	(13)

License revenue    License revenue was $41,000 for the year ended December 31, 2017 as compared to $49,000 for the year ended December 31, 2016, a decrease of $8,000.

Research and development expenses    Research and development expenses were $29.1 million for the year ended December 31, 2017, as compared to $27.2 million for the year ended December 31, 2016. The increase of $1.9 million was primarily due to increased personnel costs to support our Phase 3 clinical trial.

General and administrative expenses    General and administrative expenses were $8.6 million for the year ended December 31, 2017, as compared to $4.5 million for the year ended December 31, 2016. The increase of $4.1 million was primarily due to higher personnel costs to support increased operations activity as we conduct our Phase 3 clinical trial and costs associated with being a public company as we went public in April 2017.

Interest income    Interest income was $0.6 million for the year ended December 31, 2017, as compared to $0.2 million for the year ended December 31, 2016. The increase of $0.4 million was primarily due to our higher average cash balances earning interest at higher rates during 2017 compared to 2016.

Interest Expense   Interest expense was $1.9 million for the year ended December 31, 2017, as compared to $2.1 million for the year ended December 31, 2016 related to our outstanding debt.

Liquidity and Capital Resources

We have incurred significant losses and cumulative negative cash flows from operations since our inception. As of December 31, 2018, we had an accumulated deficit of $215.9 million and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through equity and/or debt financings. We may also consider new collaborations or selectively partnering our technology or programs.

Since inception through December 31, 2018, we have funded our operations primarily through the private placement of our convertible preferred stock from which we received net proceeds of $131.4 million, our initial public offering in April 2017, from which we received net proceeds of $86.9 million and our public offering in December 2018 from which we received net proceeds of $28.0 million. We have also received $44.0 million in net proceeds from term loans, $15.7 million in net proceeds from upfront and milestone payments under our license and collaboration agreements, $10.9 million from the issuance of our convertible promissory notes payable, and $2.6 million from private and federal grants.

In November 2018, we entered into the ATM facility with Citigroup, pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $30,000,000 from time to time through Citigroup, as our sales agent.  As of December 31, 2018, we have not sold any shares of our common stock under the ATM facility.

The loans under our amended and restated loan and security agreement with two lenders, dated May 18, 2018, as amended, or the Loan Agreement, are secured by substantially all of our assets other than our intellectual property (except rights to payment from the sale, licensing of disposition of such intellectual property). As of December 31, 2018, there was $26.2 million outstanding under the Loan Agreement. Balances under the Loan Agreement accrue interest at the prime rate plus 3.75%, subject to a floor of 8.50%.  The interest rate as of December 31, 2018 was 9.00%. The loans under the Loan Agreement mature in December 2022 with interest only payments through January 1, 2020 followed by 36 monthly payments of principal and interest, provided that the interest only period may be extended (and the number of principal and interest payments will be correspondingly reduced) in certain circumstances. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the Loan Agreement.

As of December 31, 2018, we had $96.1 million in cash, cash equivalents and marketable securities.  Our available cash and marketable securities are invested in accordance with our investment policy, primarily with a view to preserve principal and maintain liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$(34,469)	$(31,133)	$(29,539)
Investing activities	(4,190)	(27,707)	24,567
Financing activities	43,539	89,263	2,332
Net increase (decrease) in cash and cash equivalents	$4,880	$30,423	$(2,640)

Operating Activities     Net cash used in operating activities was $34.5 million for the year ended December 31, 2018, and consisted primarily of a net loss of $49.0 million adjusted for a net increase in cash from operating assets and liabilities of $6.1 million, noncash stock-based compensation expense of $6.9 million, depreciation expense of $0.6 million and noncash interest expense of $1.2 million. The $6.1 million net increase in cash from operating assets and liabilities is due primarily to a $5.4 million increase in our accounts payable and accrued liabilities resulting mainly from increases in clinical costs incurred to support our clinical trials and increase in our deferred rent of $1.0 million.

Net cash used in operating activities was $31.1 million for the year ended December 31, 2017, and consisted primarily of a net loss of $38.9 million adjusted for a net increase in cash from operating assets and liabilities of $2.5 million, noncash stock-based compensation expense of $4.5 million, depreciation expense of $0.3 million and noncash interest expense of $0.6 million. The $2.5 million net increase in cash from operating assets and liabilities is due primarily to a $3.3 million increase in our accounts payable and accrued liabilities resulting mainly from increases in clinical and manufacturing costs incurred to support our clinical trials and increased accrued payroll and related liabilities, primarily offset by a $0.7 million increase in prepaid expenses related to our clinical trial costs.

Net cash used in operating activities was $29.5 million for the year ended December 31, 2016, and consisted primarily of a net loss of $33.5 million adjusted for a net increase in cash from operating assets and liabilities of $1.9 million, noncash stock-based compensation expense of $1.3 million, depreciation expense of $0.3 million and noncash interest expense of $0.6 million. The $1.9 million net increase in cash from operating assets and liabilities is due primarily to a $2.1 million increase in our accounts payable and accrued liabilities resulting mainly from increases in clinical and manufacturing costs incurred to support our clinical trials and increased accrued payroll and related liabilities, primarily offset by a $0.2 million increase in prepaid expenses related to our clinical trial costs.

Investing Activities    Net cash used in investing activities for the year ended December 31, 2018 was $4.2 million and consisted of purchases of marketable securities of $70.7 million and the purchase of property and equipment of $2.0 million offset primarily by proceeds from the maturity of marketable securities of $68.5 million.

Net cash used in investing activities for the year ended December 31, 2017 was $27.7 million and consisted of purchases of marketable securities of $70.8 million and purchases of property and equipment of $0.7 million, offset by sales and maturities of marketable securities of $43.7 million.

Net cash provided by investing activities for the year ended December 31, 2016 was $24.6 million and consisted primarily of proceeds received from the sale and maturities of marketable securities of $48.1 million, offset by purchases of marketable securities of $23.0 million and purchases of property and equipment of $0.5 million.

Financing activities    Net cash provided by financing activities for the year ended December 31, 2018 was $43.5 million and consisted primarily of net proceeds from the issuance of notes payable of $26.3 million in May, upon refinancing our original debt agreement and net proceeds received from the sale of common stock of $28.0 million ($0.2 million of offering costs accrued as of December 31, 2018), offset by $11.6 million in principal and extinguishment payments on our original notes payable in conjunction with our May 2018 refinancing.

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

Net cash provided by financing activities for the year ended December 31, 2016 was $2.3 million and consisted of $3.5 million from the issuance of convertible promissory notes payable and convertible promissory note subscriptions which were partially offset by $0.6 million in principal payments on our notes payable and $0.6 million in cash paid for deferred equity issuance costs.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses for personnel, third-party clinical research and development services, laboratory expenses, regulatory expenses, marketing, and general and administrative expenses. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2018 will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner that we currently expect. Furthermore, our operating plan may change and we may need additional funds sooner than planned.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through equity and/or debt financings. We may also consider new collaborations or selectively partnering our technology or programs.  Other than our ATM facility, we do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. Subject to limited exceptions, our Loan Agreement also prohibits us from incurring indebtedness without the prior written consent of the lenders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2018 that will affect our future liquidity (in thousands):

	Total	2019 <1 Year	2020-2021 2-3 Years	2022-2023 4-5 Years	> 5 Years
Notes payable	$28,553	$—	$17,634	$10,919	$—
Operating lease obligation	15,632	1,759	3,946	4,227	5,700
Total	$44,185	$1,759	$21,580	$15,146	$5,700

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

•

Pursuant to the agreement for a grant we received from Voices Against Brain Cancer, or VABC, we are obligated to pay an amount up to a maximum of $0.3 million to VABC if and when we enter into a definitive agreement for a favorable transaction resulting in (a) the sale of all or substantially all of our capital stock in a transaction other than an initial public offering, (b) a favorable merger transaction of us with another entity, or (c) the sale of all or substantially all of our assets for cash within a certain time period. In addition, the VABC Grant includes a conversion option whereby VABC can elect to receive the payment in shares of our common stock under certain circumstances.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in securities of high credit quality. As of December 31, 2018, we had cash, cash equivalents and marketable securities of $96.1 million consisting of cash and investments in certificates of deposit, money market funds, and investment-grade fixed income securities. A significant portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We also have interest rate exposure as a result of our Loan Agreement. As of December 31, 2018, the outstanding principal amount under the Loan Agreement was $26.5 million. The term loan bears interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (a) the prime rate reported in the Wall Street Journal on the last business day of the month that immediately proceeds the month in which the interest will accrue, plus (b) 3.75%. Changes in the U.S. Dollar prime rate may therefore affect our interest expense associated with the term loan.

If a 10% change in interest rates were to have occurred on December 31, 2018, this change would not have had a material effect on our interest expense as of that date.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included after the Signatures page of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2018, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.

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

4.6	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.6 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.
4.7	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.
4.8	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.
4.9	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Silicon Valley Bank, incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.
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

10.3*	Tocagen Inc. 2017 Equity Incentive Plan, as amended, and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder.
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

10.8	Tocagen Inc. Annual Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017.
10.9	Tocagen Inc. Amended and Restated Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K filed on March 9, 2018.
10.10+

Amended and Restated Executive Employment Agreement, dated February 12, 2018, by and between the Registrant and Martin J. Duvall, incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K filed on March 9, 2018.

10.11+

Amended and Restated Executive Employment Agreement, dated February 12, 2018, by and between the Registrant and Mark Foletta, incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K filed on March 9, 2018.

10.12+

Executive Employment Agreement, dated February 12, 2018, by and between the Registrant and Douglas Jolly, Ph.D., incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed on March 9, 2018.

10.13

Lease Agreement by and between the Registrant and AP3-SD1 Campus Point LLC, dated December 21, 2017, incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K filed on March 9, 2018.

10.14†

License Agreement, dated April 18, 2018, by and among the Registrant, Beijing Apollo Venus Biomedical Technology Limited and ApolloBio Corp., incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

10.15

Amended and Restated Loan and Security Agreement, dated May 18, 2018, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

10.16

First Amendment to Amended and Restated Loan and Security Agreement, dated August 3, 2018, by and amount the Registrant, Oxford Finance LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Label Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TOCAGEN INC.

Date: February 27, 2019	By:	/s/ MARTIN J. DUVALL
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

Signature	Title	Date

/s/ Martin J. Duvall	Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	February 27, 2019
Martin J. Duvall

/s/ Mark Foletta	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2019
Mark Foletta

/s/ Faheem Hasnain	Chairman of the Board of Directors	February 27, 2019
Faheem Hasnain

/s/ Franklin M. Berger	Member of the Board of Directors	February 27, 2019
Franklin M. Berger

/s/ Thomas E. Darcy	Member of the Board of Directors	February 27, 2019
Thomas E. Darcy

/s/ Harry E. Gruber, M.D.	Member of the Board of Directors	February 27, 2019
Harry E. Gruber, M.D.

/s/ David Parkinson, M.D.	Member of the Board of Directors	February 27, 2019
David Parkinson, M.D.

/s/ Paul Schimmel, Ph.D.	Member of the Board of Directors	February 27, 2019
Paul Schimmel, Ph.D.

INDEX TO FINANCIAL STATEMENTS

TOCAGEN INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Tocagen Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tocagen Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008

San Diego, California

February 27, 2019

TOCAGEN INC.

BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$40,813	$35,933
Marketable securities	55,273	52,792
Prepaid expenses and other current assets	1,662	1,904
Total current assets	97,748	90,629
Property and equipment, net	3,973	1,217
Other assets	1,360	227
Total assets	$103,081	$92,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,404	$1,951
Accrued liabilities	13,094	8,120
Notes payable, current portion	—	7,200
Deferred license revenue	36	36
Deferred grant funding	—	23
Total current liabilities	16,534	17,330
Notes payable, net of current portion	26,201	3,625
Deferred license revenue, net of current portion	—	36
Deferred rent, net of current portion	2,201	—
Total liabilities	44,936	20,991
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2018 and 2017, respectively; 23,000,151 and 19,882,551 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	23	20
Additional paid-in capital	274,029	238,025
Accumulated deficit	(215,884)	(166,929)
Accumulated other comprehensive loss	(23)	(34)
Total stockholders’ equity	58,145	71,082
Total liabilities and stockholders’ equity	$103,081	$92,073

The accompanying notes are an integral part of these financial statements.

TOCAGEN INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
License revenue	$18,036	$41	$49
Operating expenses:
Research and development	51,080	29,113	27,218
General and administrative	12,809	8,556	4,521
Total operating expenses	63,889	37,669	31,739
Loss from operations	(45,853)	(37,628)	(31,690)
Other income (expense), net:
Interest income	1,534	595	215
Interest expense	(2,937)	(1,932)	(2,052)
Change in fair value of preferred stock warrants	—	37	50
Loss before income taxes	(47,256)	(38,928)	(33,477)
Income tax expense	1,699	1	1
Net loss	$(48,955)	$(38,929)	$(33,478)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	11	(34)	58
Comprehensive loss	$(48,944)	$(38,963)	$(33,420)
Net loss per common share, basic and diluted	$(2.44)	$(2.66)	$(15.22)
Weighted-average number of common shares outstanding, basic and diluted	20,059,541	14,607,609	2,199,964

The accompanying notes are an integral part of these financial statements.

TOCAGEN INC.

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2015	46,163,605	131,413	2,197,852	2	2,238	(94,512)	(58)	(92,330)
Cumulative effect of accounting change	—	—	—	—	10	(10)	—	—
Balance at January 1, 2016	46,163,605	131,413	2,197,852	2	2,248	(94,522)	(58)	(92,330)
Exercise of stock options	—	—	4,665	—	10	—	—	10
Stock-based compensation	—	—	—	—	1,323	—	—	1,323
Other comprehensive income	—	—	—	—	—	—	58	58
Net Loss	—	—	—	—	—	(33,478)	—	(33,478)
Balance at December 31, 2016	46,163,605	131,413	2,202,517	2	3,581	(128,000)	—	(124,417)
Exercise of stock options	—	—	55,669	—	81	—	—	81
Issuance of common stock pursuant to employee stock purchase plan	—	—	50,121	—	426	—	—	426
Stock-based compensation	—	—	—	—	4,451	—	—	4,451
Fractional shares adjustment upon reverse stock split	—	—	2	—	—	—	—	—
Preferred stock converted into shares of common stock	(46,163,605)	(131,413)	6,690,066	7	131,403	—	—	131,410
Initial public offering of common shares, net of issuance costs	—	—	9,775,000	10	86,938	—	—	86,948
Convertible promissory notes converted into shares of common stock, net of issuance costs	—	—	1,109,176	1	11,056	—	—	11,057
Preferred stock warrant liabilities converted into warrants to purchase shares of common stock	—	—	—	—	89	—	—	89
Other comprehensive loss	—	—	—	—	—	—	(34)	(34)
Net Loss	—	—	—	—	—	(38,929)	—	(38,929)
Balance at December 31, 2017	—	—	19,882,551	20	238,025	(166,929)	(34)	71,082
Exercise of stock options	—	—	45,073	—	67	—	—	67
Issuance of common stock pursuant to employee stock purchase plan	—	—	72,527	—	594	—	—	594
Issuance of common stock, net of offering costs	—	—	3,000,000	3	27,994	—	—	27,997
Stock-based compensation	—	—	—	—	6,870	—	—	6,870
Issuance of common stock warrants	—	—	—	—	479	—	—	479
Other comprehensive loss	—	—	—	—	—	—	11	11
Net Loss	—	—	—	—	—	(48,955)	—	(48,955)
Balance at December 31, 2018	—	$—	23,000,151	$23	$274,029	$(215,884)	$(23)	$58,145

The accompanying notes are an integral part of these financial statements.

TOCAGEN INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net loss	$(48,955)	$(38,929)	$(33,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,870	4,451	1,323
Depreciation	625	292	255
Noncash interest expense	1,161	590	570
Change in fair value of preferred stock warrants	—	(37)	(50)
Accretion of discount on investments, net	(248)	(19)	(9)
Gain on disposal of property and equipment	—	—	(20)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(208)	(679)	(157)
Accounts payable	1,260	304	586
Accrued liabilities	4,127	2,946	1,547
Deferred license revenue	(36)	(41)	(49)
Deferred rent	958	—	—
Deferred grant funding	(23)	(11)	(57)
Net cash used in operating activities	(34,469)	(31,133)	(29,539)
INVESTING ACTIVITIES
Proceeds from the sale/maturity of marketable securities	68,524	43,725	48,095
Purchases of marketable securities	(70,746)	(70,797)	(23,003)
Purchases of property and equipment	(1,968)	(655)	(525)
Proceeds from sale of property and equipment	—	20	—
Net cash (used in) provided by investing activities	(4,190)	(27,707)	24,567
FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of issuance costs	26,325	—	—
Cash paid on extinguishment of debt	(8,631)	—	—
Principal payments on notes payable	(3,000)	(7,200)	(600)
Proceeds from issuance of common stock	661	507	10
Proceeds from public offering of common stock, net of issuance costs	28,200	88,618	—
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	7,338	3,374
Proceeds from convertible promissory note subscriptions	—	—	140
Cash paid for deferred equity issuance costs	(16)	—	(592)
Net cash provided by financing activities	43,539	89,263	2,332
Net increase (decrease) in cash and cash equivalents	4,880	30,423	(2,640)
Cash and cash equivalents, beginning of period	35,933	5,510	8,150
Cash and cash equivalents, end of period	$40,813	$35,933	$5,510
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,522	$1,210	$1,460
Allowance for tenant improvements included in deferred rent	$1,243	$—	$—
Property and equipment purchases included in accounts payable and accrued liabilities	$178	$111	$28
Fair value of common stock warrants issued in connection with notes payable	$479	$—	$—
Convertible preferred stock converted into shares of common stock	$—	$131,410	$—
Convertible promissory notes principal and accrued interest converted into shares of common stock	$—	$11,057	$—
Preferred stock warrant liabilities converted into warrants to purchase shares of common stock	$—	$89	$—
Deferred equity issuance costs paid in previous periods reclassified to equity on effective date of initial public offering	$—	$1,574	$—
Deferred equity issuance costs in accounts payable and accrued liabilities	$310	$96	$226

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

From inception through December 31, 2018, the Company has devoted substantially all of its efforts to developing its gene therapy platform and its lead product candidate, Toca 511 & Toca FC, as well as raising capital and building its infrastructure. The Company has not generated revenues from its principal operations.

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

ATM Facility

In November 2018, the Company entered into an Equity Distribution Agreement with Citigroup Global Markets Inc. (“Citigroup”), pursuant to which the Company may sell and issue shares of its common stock having an aggregate offering price of up to $30,000,000 from time to time through Citigroup, as its sales agent (the “ATM facility”).  As of December 31, 2018, the Company has not sold any shares of its common stock under the ATM facility.

Public Offering

In December 2018, the Company completed a public offering in which it sold an aggregate of 3,000,000 shares of common stock at a price of $10.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $28.0 million.

Liquidity

The Company has a limited operating history and the sales and income potential of the Company’s business and patient markets are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. As of December 31, 2018, the Company had an accumulated deficit of $215.9 million and working capital of $81.2 million available to fund future operations. As the Company continues to incur net losses, its transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. The Company plans to continue to fund its losses from operations and capital funding needs through debt and equity financing, or through collaborations or partnerships with other entities. Debt or equity financing, or collaborations and partnerships with other entities may not be available on a timely basis on terms acceptable to the Company, or at all.

As of December 31, 2018, the Company had cash, cash equivalents and marketable securities of $96.1 million. The Company has evaluated and concluded that there are no conditions or events, considered individually or in the aggregate, that raises substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued.

Use of Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the financial statements accompanying notes. Significant estimates in the Company’s financial statements relate to clinical trial accruals, the valuation of equity awards, and the development period used for license revenue recognition. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results may differ from these estimates under different assumptions or conditions.

2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Marketable Securities

Cash consists of the balance in a readily available checking account. Cash equivalents consist of money market funds, corporate debt securities and certificates of deposit with remaining maturities of three months or less at the time of purchase, and are considered highly liquid investments. Marketable securities consist of corporate debt securities, commercial paper, U.S. treasury securities and asset-backed securities that have original maturities greater than three months at the time of purchase.

The Company classifies its investments as available-for-sale and records such assets at fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity. Realized gains and losses are calculated on the specific identification method and recorded to interest income.

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

Deferred Equity Issuance Costs

Specific incremental costs directly attributable to an offering of securities are deferred and charged against the gross proceeds of the offering through additional paid-in capital.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. No impairment loss has been recognized for the years ended December 31, 2018 and 2017.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, cash equivalents, marketable securities, prepaid expenses, other current assets, accounts payable and notes payable. The carrying amounts of these financial instruments approximate the related fair values due to the short-term maturities of these instruments.

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

Research and Development Costs

Research and development expenses consist primarily of salaries and other personnel related expenses including non-cash stock-based compensation costs, preclinical costs, clinical trial costs, costs related to acquiring and manufacturing clinical trial materials, contract services, facilities costs, overhead costs, and depreciation. All research and development costs are expensed as incurred.

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

Warrants for Shares of Common Stock

The Company accounts for warrants for shares of common stock as equity instruments in the accompanying balance sheets at their fair value on the date of issuance because such warrants are indexed to the Company’s common stock and no cash settlement is required except for (i) liquidation of the Company, or (ii) a change in control in which the common stockholders also receive cash.

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

Common stock equivalents from potentially dilutive securities, excluding shares issuable upon the conversion of all outstanding principal and accrued interest related to convertible promissory notes, that are not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows:

	Years Ended December 31,
	2018	2017	2016
Common stock options	3,476,847	2,589,348	1,385,855
Common stock warrants	67,238	10,660	724
Convertible preferred stock (as-converted)	—	—	6,690,066
Convertible preferred stock warrants (as-converted)	—	—	9,936
Total	3,544,085	2,600,008	8,086,581

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheet as lease liabilities with corresponding right-of-use assets and disclose key information about leasing arrangements. The new standard is effective for the Company beginning in the first quarter of 2019 and requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company has completed its identification of leases which is comprised of one building lease. The Company is in the process of quantifying the impact to the balance sheet while the impact to the statement of operations is expected to be immaterial.

In June 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This new standard is intended to simplify aspects of share-based compensation issued to non-employees by aligning the accounting for share-based payment awards issued to employees and non-employees as it relates to the measurement date and impact of performance conditions. The new standard will become effective January 1, 2019 and does not have a material impact to the overall financial statements of the Company.

3. Fair Value of Financial Instruments

Fair Values of Assets Measured on a Recurring Basis

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Cash equivalents:
Corporate debt securities	$4,783	$—	$4,783	$—
Commercial paper	1,987	—	1,987	—
	$6,770	$—	$6,770	$—
Marketable securities:
Corporate debt securities	$16,301	$—	$16,301	$—
Commercial paper	24,576	—	24,576	—
U.S. treasury securities	1,997	1,997	—	—
Asset-backed securities	12,399	—	12,399	—
	$55,273	$1,997	$53,276	$—

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Cash equivalents:
Corporate debt securities	$8,274	$—	$8,274	$—
Repurchase agreements	5,000	—	5,000	—
	$13,274	$—	$13,274	$—
Marketable securities:
Corporate debt securities	$24,713	$—	$24,713	$—
Certificates of deposit	13,651	—	13,651	—
Commercial paper	12,329	—	12,329	—
Asset-backed securities	2,099	—	2,099	—
	$52,792	$—	$52,792	$—

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

There were no transfers in or out of Level 1 or Level 2 investments during the years ended December 31, 2018 or 2017.

At December 31, 2018 and 2017, the Company had investments in money market funds of $30.9 million and $20.2 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

Warrant Liabilities. The Company had preferred stock warrants that were treated as liabilities and measured at fair value on a recurring basis. All preferred stock warrants outstanding converted into warrants to purchase shares of common stock in the connection with the Company’s IPO. The Company recorded a gain on warrant valuation, which was included in other expense, of $37,000 for the year ended December 31, 2017. Upon conversion of the preferred stock warrants, the Company recorded $0.1 million to additional paid in capital and reduced the preferred stock warrant liability to zero.

Fair Values of Other Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable, approximate their respective fair values due to their short-term nature. The carrying amount of the Company’s notes payable of $26.2 million at December 31, 2018 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs).

4. Certain Financial Statement Caption Information

Marketable Securities

The following is a summary of the Company’s marketable securities (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2018
Corporate debt securities	1 or less	$10,013	$1	$(4)	$10,010
Corporate debt securities	>1 and <5	6,293	2	(4)	6,291
Commercial paper	1 or less	24,584	—	(8)	24,576
U.S. treasury securities	1 or less	1,997	—	—	1,997
Asset-backed securities	1 or less	10,612	—	(8)	10,604
Asset-backed securities	>1 and <5	1,797		(2)	1,795
		$55,296	$3	$(26)	$55,273
December 31, 2017
Corporate debt securities	1 or less	$21,097	$—	$(16)	$21,081
Corporate debt securities	>1 and <5	3,636	—	(4)	3,632
Certificates of deposit	1 or less	13,658	—	(7)	13,651
Commercial paper	1 or less	12,333	—	(4)	12,329
Asset-backed securities	1 or less	2,099	—	—	2,099
		$52,823	$—	$(31)	$52,792

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

Property and Equipment

Property and equipment is comprised of (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$4,445	$3,553
Computers, software and office equipment	322	232
Furniture and fixtures	610	21
Leasehold improvements	1,927	117
	7,304	3,923
Less: accumulated depreciation	(3,331)	(2,706)
	$3,973	$1,217

Depreciation expense was $0.6 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

Accrued Liabilities

Accrued liabilities are comprised of (in thousands):

	December 31,
	2018	2017
Clinical trial expenses	$4,535	$2,809
Payroll and other employee-related expenses	2,840	2,489
Contract manufacturing services	3,411	1,536
Professional fees	474	276
Interest payable	205	77
Other	1,629	933
Total accrued liabilities	$13,094	$8,120

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

On May 18, 2018, the Company entered into an Amended and Restated Loan and Security Agreement with the two lenders, which was further amended on August 3, 2018 (the Loan Agreement), pursuant to which the lenders agreed to lend the Company $26.5 million as term loans (the Term Loans). Of the total proceeds, $8.6 million was applied to the repayment of outstanding principal, interest and final payment owed pursuant to the Initial Loans.

The Company evaluated the May 2018 Amended and Restated Loan and Security Agreement in accordance with ASC Topic 470, which requires assessment of whether the modification is considered a substantial modification, in which case the modification would be accounted for as a debt extinguishment. Based on the Company’s evaluation, the May 2018 Amended and Restated Loan and Security Agreement was considered substantial and therefore the unamortized discount associated with the Prior Agreement was written off through interest expense and the principal balance of the Prior Agreement was written off.

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

The aggregate carrying amounts of the Term Loans and Initial Loans are comprised of the following, as applicable (in thousands):

	December 31,
	2018	2017
Principal	$26,450	$10,200
Add: accreted liability for final payment fee	276	869
Less: unamortized discount	(525)	(244)
	$26,201	$10,825

The Term Loans are secured by substantially all of the Company’s assets other than its intellectual property, except rights to payment from the sale, licensing or disposition of such intellectual property. The Company is also required to maintain its primary operating accounts at all times with one of the lenders. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of its capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. As of December 31, 2018, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Term Loans, including the final payment fee, as of December 31, 2018 are as follows (in thousands):

December 31, 2018
Year ending December 31, 2019	$—
Year ending December 31, 2020	8,817
Year ending December 31, 2021	8,817
Year ending December 31, 2022	10,919
28,553
Unaccreted balance for final payment fee on Loans	(1,827)
Unamortized discounts	(525)
Noncurrent portion	$26,201

Convertible Promissory Notes

Upon completion of the Company’s IPO in April 2017, $11.1 million of aggregate principal and accrued interest underlying convertible promissory notes were automatically converted into an aggregate of 1,109,176 shares of the Company’s common stock at the IPO price of $10.00 per share.

6. Stockholders’ Equity

Upon completion of the Company’s IPO, all of the Company’s outstanding shares of convertible preferred stock were converted into an aggregate of 6,690,066 shares of the Company’s common stock.  As of December 31, 2018, the Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

In December 2018, the Company completed a public offering in which it sold an aggregate of 3,000,000 shares of common stock at a price of $10.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $28.0 million.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
Issued and Outstanding:
Stock options	3,476,847	2,589,348
Warrants for common stock	67,238	10,660
Shares reserved for issuance under the ESPP	326,178	199,879
Shares reserved for future award grants	451,063	513,333

7. Equity Incentive Plans and Stock-Based Compensation

2017 Equity Incentive Plan

In March 2017, the Company’s board of directors and stockholders approved and adopted the Company’s 2017 Equity Incentive Plan, which became effective on April 12, 2017 and was subsequently amended September 30, 2018 (the 2017 Plan). The 2017 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates.

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

The following table summarizes stock option activity under the Company’s equity incentive plans for the year ended December 31, 2018:

	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding at December 31, 2017	2,589,348	$13.33
Granted	1,222,150	$11.08
Exercised	(45,073)	$1.49
Forfeitures and cancellations	(289,578)	$13.60
Options Outstanding at December 31, 2018	3,476,847	$12.67	7.7	$1,481
Options Exercisable at December 31, 2018	1,358,986	$11.77	6.1	$1,481

The following table summarizes certain information regarding stock options (in thousands):

	Years Ended December 31,
	2018	2017	2016
Fair value of options vested during the period	$6,318	$2,194	$1,087
Cash received from options exercised during the period	$67	$81	$10
Intrinsic value of options exercised during the period	$508	$677	$62

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

As of December 31, 2018, the Company had issued 122,648 shares of common stock under the ESPP, with 72,527 of such shares of common stock being issued during the year ended December 31, 2018. The Company had 326,178 shares available for future issuance under the ESPP as of December 31, 2018.

Stock-Based Compensation Expense

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants with both time-based and performance-based vesting provisions and stock purchase rights were as follows:

	Years Ended December 31,
	2018	2017	2016
Time based stock options
Risk-free interest rate	2.7%	2.0%	1.63%
Volatility	85.9%	82.2%	73.4%
Dividend yield	0%	0%	0%
Expected term (in years)	6.1	6.1	6.1
Grant date fair value per share	$8.12	$10.39	$9.69
Performance based stock options
Risk-free interest rate	—	2.1%	—
Volatility	—	75.9%	—
Dividend yield	—	0%	—
Expected term (in years)	—	6.3	—
Grant date fair value per share	$—	$6.73	$—
Employee stock purchase plan
Risk-free interest rate	2.5%	1.2%	—
Volatility	78.1%	69.8%	—
Dividend yield	0%	0%	—
Expected term (in years)	1.1	1.3	—
Grant date fair value per share	$5.02	$4.61	$—

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

The Company has not recognized non-cash stock-based compensation expense for outstanding options to purchase 188,651 shares of common stock with performance-based vesting provisions after its evaluation that the occurrence of the individual milestones is not probable as of December 31, 2018.

Total non-cash stock-based compensation expense for all stock awards and purchase rights, net of forfeitures recognized as they occur, that was recognized in the statements of operations is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Research and development	$3,023	$1,783	$562
General and administrative	3,847	2,668	761
Total	$6,870	$4,451	$1,323

Unrecognized compensation expense for stock options at December 31, 2018 was $17.1 million which is expected to be recognized over a weighted-average period of 2.5 years.

8. License and Collaboration Agreements

ApolloBio License

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

Under the License Agreement, the Company has received net proceeds of $15.2 million which is comprised of a $16.0 million up-front payment and a $2.0 million development milestone payment less $1.7 million in foreign income taxes and $1.1 million in certain foreign non-income taxes. The foreign income taxes were recorded as income tax expense and the foreign non-income taxes were recorded as a general and administrative expense, on the statement of operations during the year ended December 31, 2018.

The Company is eligible to receive up to an aggregate $111.0 million, less withholding and other taxes, upon the achievement of specified development and commercial milestones.  The Company completed its planned enrollment of 380 patients in the Toca 5 clinical trial in 2018 and earned a $2.0 million development milestone payment. The Company is also eligible for low double-digit tiered royalty payments based on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances. ApolloBio will be responsible for all development and commercialization costs in the Licensed Territory. Future payments by ApolloBio are subject to the People’s Republic of China (PRC) currency exchange approval and may be subject to other approvals by PRC authorities.

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

Under Topic 606, the Company evaluated the terms of the License Agreement and the transfer of intellectual property rights (the “license”) was identified as the only performance obligation as of the inception of the License Agreement. The Company determined that the transaction price under the License Agreement was comprised solely of the $16.0 million upfront payment. The future potential development and commercial milestone payments were not included in the transaction price as they were determined to be fully constrained. As part of the evaluation of the development and commercial milestone constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which was uncertain at the inception of the License Agreement. The Company will re-evaluate the transaction price each quarter or as uncertain events are resolved or other changes in circumstances occur. Future potential development and commercial milestone amounts would be recognized as revenue, if unconstrained. Any reimbursable program costs are recognized proportionately with the performance of the underlying services and are accounted for as a reduction to research and development expense and are excluded from the transaction price.

The entire $16.0 million transaction price was allocated to the license performance obligation. The license was delivered in connection with the execution of the License Agreement and the performance obligation was fully satisfied (transfer of intellectual property). Additionally, the Company earned a $2.0 million development milestone payment upon completion of the planned enrollment of 380 patients in the Toca 5 clinical trial. The Company has recorded total revenue of $18.0 million for the year ended December 31, 2018 related to the License Agreement.

9. Grant Agreements

In August 2017, the Company was awarded a $2.0 million grant by the U.S. Food and Drug Administration Office of Orphan Products Development to support its Phase 3 clinical trial (OOPD Grant). Under the grant agreement, the Company will be reimbursed for qualifying expenses over a four-year period subject to the availability of funds and satisfactory progress of the trial. The Company received reimbursable amounts of $0.5 million for each of the years ended December 31, 2018 and 2017 relating to the OOPD Grant as an offset against research and development costs incurred during the period.

10. Income Taxes

Significant components of the income tax expense are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Current
Federal	$—	$—	$—
State	1	1	1
Foreign	1,698	—	—
Total current provision	1,699	1	1
Deferred
Federal	—	—	—
State	—	—	—
Total Deferred	—	—	—
Income Tax Expense	$1,699	$1	$1

The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Years Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	34.0%	34.0%
Adjustments for tax effects of:
State taxes, net	6.1%	5.7%	5.6%
Withholding Tax	(3.6)%	—%	—%
Permanent adjustments	(1.0)%	(4.5)%	(5.4)%
Tax Cuts and Jobs Act	—%	(3.7)%	—%
Net operating loss carryovers not recognized	(22.1)%	(30.4)%	(32.8)%
Valuation allowance	(5.9)%	(1.0)%	(1.1)%
Other	1.9%	(0.1)%	(0.3)%
Effective income tax rate	(3.7)%	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. Significant components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Depreciation and amortization	$—	$52
Deferred license revenue	10	15
Share-based compensation	3,432	1,459
Debt discount	137	—
Accrued liabilities and other	1,778	808
Total deferred tax assets	5,357	2,334
Less valuation allowance	(5,107)	(2,334)
Net deferred tax assets	$250	$—

Deferred tax liabilities:
Depreciation and amortization	$(250)	$—
Total Deferred tax liabilities	$(250)	$—
Net deferred taxes	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based upon the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2018 and 2017. During 2018 and 2017, the valuation allowance increased by $2.6 million and $0.4 million, respectively.

The Company has federal and California net operating loss carryforwards which may be available to offset future income tax liabilities. As of December 31, 2018, the Company has federal net operating losses of $174.1 million, of which, $136.6 million begin expiring in 2028 unless previously utilized and $37.6 million that do not expire but are limited to 80% of taxable income in a given year. The Company has California net operating loss carryforwards of $76.1 million that begin to expire in 2028 unless previously utilized as of December 31, 2018. Excluded from the California net operating loss carryforward are net operating losses for the years ended December 31, 2013, 2014, 2015, 2016 and 2017 which were impacted by a California Supreme Court ruling on December 31, 2015. This ruling clarified how companies are allowed to apportion income or losses in the state. As a result of the ruling, the Company has completed an analysis to determine the re-apportionment of its losses to California using the required single sales factor market sourcing method for 2013 through 2017 by treating its passive interest income as California-source income which results in a 100% apportionment percentage to California. While this portion may not reach the more-likely-than-not recognition threshold, the Company has excluded a cumulative net operating loss of $109.3 million from its California net operating loss carryforward.

As of December 31, 2018, the Company has federal and California research and development tax credit carryforwards of $25.6 million and $6.1 million, respectively. The federal research and development tax credits begin to expire in 2028 unless previously utilized. The California credits do not expire.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of a company’s net operating loss and tax credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several equity offerings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the IRC, or could result in a change in control in the future. The Company has not completed an IRC Section 382 and 383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until such an analysis has been completed, the Company has removed the deferred tax assets for net operating losses of $42.0 million and federal and California research and development credits of approximately $30.4 million from its deferred tax asset schedule, and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly. The Company does not expect this analysis to be completed within the next 12 months and, as a result, the Company does not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company’s policy is to record interest and penalties relating to uncertain tax positions as a component of income tax expense. As of December 31, 2018 and 2017, there was no accrued interest or penalties for uncertain tax positions.

The Company is subject to taxation in the U.S. and state jurisdictions. As of December 31, 2018, the Company’s tax years beginning 2007 to date are subject to examination by federal and California taxing authorities due to the carry forward of unutilized net operating losses and research and development tax credits. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

Pursuant to the federal tax legislation that was enacted on December 22, 2017 (the Tax Act), the Company re-measured its existing deferred tax assets and liabilities based on 21%, the current rate at which they are expected to reverse in the future. In 2017, the Company recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118 because it had not yet completed the enactment-date accounting for these effects. In 2018 and 2017, the Company did not record tax expense related to the enactment-date effects of the Act as the Company maintained a full valuation allowance. Upon completion of the Company’s analysis of certain aspects of the Act and refinement of the calculations during the year ended December 31, 2018, the Company found no other adjustments were necessary.

11. Retirement Plan

The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the IRC. Participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company has elected to match 50% of an employee’s contributions up to 6% of the employees’ eligible salary beginning January 1, 2019. The Company has not made any contributions for the years ended December 31, 2018, 2017 and 2016.

12. Commitments and Contingencies

Leases and Other Commitments

The Company leases its office and laboratory space located in San Diego, California, under an operating lease agreement (the Lease). The Lease commenced in March 2018. The term of the Lease is eight years and the Company has one option to extend the Lease for a period of five additional years.

In connection with the inception of the Lease, the Company was provided and fully utilized a tenant improvement allowance of $1.2 million. As of December 31, 2018 the Company has used the full allowance, which is classified as tenant improvements and deferred rent on the Company’s balance sheet and will be amortized against rent expense on a straight line basis over the term of the Lease. The Lease provides for an abatement of a portion of the lease payments for the first nine months of the lease term and includes escalation clauses in the future.

Future annual minimum rental payments payable under the Lease are as follows (shown in thousands):

Years ended December 31:
2019	$1,759
2020	1,939
2021	2,007
2022	2,077
2023	2,150
Thereafter	5,700
Total	$15,632

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

13. Selected Quarterly Financial Data (unaudited)

The following table contains unaudited quarterly financial information for the years ended December 31, 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2018
Operating expenses	$12,855	$15,336	$16,582	$19,116
Net loss	(12,880)	(16,089)	(383)	(19,603)
Net loss per common share, basic and diluted	$(0.65)	$(0.81)	$(0.02)	(0.96)
Year Ended December 31, 2017
Operating expenses	$8,564	$8,662	$9,747	$10,696
Net loss	(9,073)	(9,066)	(9,953)	(10,837)
Net loss per common share, basic and diluted	$(4.11)	$(0.56)	$(0.50)	$(0.55)