Form 10-Q
period 2019-03-31
Tocagen Inc
filed 2019-05-07
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company filer	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TOCA	The Nasdaq Global Select Market

As of April 30, 2019, the registrant had 23,781,902 shares of common stock, par value $0.001 per share, outstanding.

TOCAGEN INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TOCAGEN INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,998	$40,813
Marketable securities	49,125	55,273
Prepaid expenses and other current assets	1,566	1,662
Total current assets	81,689	97,748
Property and equipment, net	3,813	3,973
Operating lease right-of-use asset	7,901	—
Other assets	1,325	1,360
Total assets	$94,728	$103,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,786	$3,404
Accrued liabilities	11,160	13,094
Notes payable, current portion	2,204	—
Deferred license revenue	27	36
Total current liabilities	16,177	16,534
Notes payable, net of current portion	24,139	26,201
Operating lease liability, net of current portion	9,558	—
Deferred rent, net of current portion	—	2,201
Total liabilities	49,874	44,936
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2019 and December 31, 2018; 23,210,862 and 23,000,151 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	23	23
Additional paid-in capital	277,781	274,029
Accumulated deficit	(232,968)	(215,884)
Accumulated other comprehensive income (loss)	18	(23)
Total stockholders’ equity	44,854	58,145
Total liabilities and stockholders’ equity	$94,728	$103,081

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
License revenue	$9	$9
Operating expenses:
Research and development	12,434	10,436
General and administrative	4,446	2,419
Total operating expenses	16,880	12,855
Loss from operations	(16,871)	(12,846)
Other income (expense), net:
Interest income	541	315
Interest expense	(754)	(349)
Total other expense, net	(213)	(34)
Net loss	$(17,084)	$(12,880)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	41	(74)
Comprehensive loss	$(17,043)	$(12,954)
Net loss per common share, basic and diluted	$(0.74)	$(0.65)
Weighted-average number of common shares outstanding, basic and diluted	23,040,951	19,905,871

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Unaudited

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	In Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	23,000,151	$23	$274,029	$(215,884)	$(23)	$58,145
Exercise of stock options	64,313	—	248	—	—	248
Issuance of common stock, net of offering costs	146,398	—	1,504	—	—	1,504
Stock-based compensation	—	—	2,000	—	—	2,000
Other comprehensive income	—	—	—	—	41	41
Net Loss	—	—	—	(17,084)	—	(17,084)
Balance at March 31, 2019	23,210,862	$23	$277,781	$(232,968)	$18	$44,854

Balance at December 31, 2017	19,882,551	$20	$238,025	$(166,929)	$(34)	$71,082
Exercise of stock options	29,592	—	29	—	—	29
Stock-based compensation	—	—	1,521	—	—	1,521
Other comprehensive loss	—	—	—	—	(74)	(74)
Net Loss	—	—	—	(12,880)	—	(12,880)
Balance at March 31, 2018	19,912,143	$20	$239,575	$(179,809)	$(108)	$59,678

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
OPERATING ACTIVITIES
Net loss	$(17,084)	$(12,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,000	1,521
Depreciation	216	95
Noncash interest expense	142	147
Accretion of discount on investments, net	(41)	(46)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	110	(1,223)
Accounts payable	(490)	(179)
Accrued liabilities	(2,777)	(293)
Deferred license revenue	(9)	(9)
Other	251	159
Net cash used in operating activities	(17,682)	(12,708)
INVESTING ACTIVITIES
Proceeds from the sale/maturity of marketable securities	27,836	9,087
Purchases of marketable securities	(21,606)	(12,528)
Purchases of property and equipment	(133)	(220)
Net cash provided by (used in) investing activities	6,097	(3,661)
FINANCING ACTIVITIES
Principal payments on notes payable	—	(1,800)
Proceeds from issuance of common stock	248	29
Proceeds from issuance of common stock under the ATM facility, net of issuance cost	1,522	—
Net cash provided by (used in) financing activities	1,770	(1,771)
Net decrease in cash and cash equivalents	(9,815)	(18,140)
Cash and cash equivalents, beginning of period	40,813	35,933
Cash and cash equivalents, end of period	$30,998	$17,793
NONCASH INVESTING AND FINANCING ACTIVITIES
Cash paid for interest	$606	$214
Property and equipment purchases included in accounts payable and accrued liabilities	$26	$45

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

From inception through March 31, 2019, the Company has devoted substantially all of its efforts to developing its gene therapy platform and its lead product candidate, Toca 511 & Toca FC, as well as raising capital and building its infrastructure. The Company has not generated revenues from its principal operations.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, from which the balance sheet information herein was derived.

Liquidity

The Company has a limited operating history and the sales and income potential of the Company’s business and patient markets are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. As of March 31, 2019, the Company had an accumulated deficit of $233.0 million and working capital of $65.5 million available to fund future operations. As the Company continues to incur net losses, its transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. The Company plans to continue to fund its losses from operations and capital funding needs through debt and equity financing, or through collaborations or partnerships with other entities. Debt or equity financing, or collaborations and partnerships with other entities may not be available on a timely basis on terms acceptable to the Company, or at all.

As of March 31, 2019, the Company had cash, cash equivalents and marketable securities of $80.1 million. The Company has evaluated and concluded that there are no conditions or events, considered individually or in the aggregate, that raises substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of stock awards, including stock options, and stock purchase rights granted to employees and members of the Company’s board of directors. For awards with time-based vesting provisions, the Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model and recognizes the expense over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis. For awards with performance-based vesting provisions, the Company estimates the fair value of stock option grants on the date of grant, or the date when all of the terms of the grant have been agreed to, if later, and recognizes the expense based on the probability of the occurrence of the individual milestones at each reporting period. The expense is recognized over the implicit service period that commences once management believes the performance criteria are probable of being met.  For purchase rights, the Company estimates the fair value of the purchase as of the plan enrollment date and recognizes expense on a straight-line basis over the applicable offering period.  The Company accounts for forfeitures when they occur and reverses any compensation cost previously recognized for awards for which the requisite service has not been completed, in the period that the award is forfeited.

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

Common stock equivalents from potentially dilutive securities that are not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows:

	Three Months Ended March 31,
	2019	2018
Common stock options	4,262,170	3,417,925
Common stock warrants	67,238	10,660
Total	4,329,408	3,428,585

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). The new standard is aimed at making leasing activities more transparent and comparable. Under the new guidance, lessees are required to recognize substantially all leases on their balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted Topic 842 on January 1, 2019 using the modified retrospective approach with a cumulative-effect adjustment as of January 1, 2019. The Company recognized a right-of-use asset and a lease liability on the condensed balance sheet for the discounted value of future lease payments from the date of adoption. The impact on the condensed balance sheet as of January 1, 2019 and March 31, 2019 are as follows (in thousands):

	ASC 840	ASC 842	Impact of
	January 1, 2019	January 1, 2019	Adoption
Balance Sheet
Accrued liabilities	$154	$645	$491
Deferred rent, net of current portion	2,201	—	(2,201)
Operating lease right-of-use asset	—	8,060	8,060
Operating lease liability, net of current portion	—	9,770	9,770

	ASC 840	ASC 842	Impact of
Balance Sheet	March 31, 2019	March 31, 2019	Adoption
Accrued liabilities	$154	$796	$642
Deferred rent, net of current potion	2,299	—	(2,299)
Operating lease right-of-use asset	—	7,901	7,901
Operating lease liability, net of current portion	—	9,558	9,558

In June 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This new standard is intended to simplify aspects of share-based compensation issued to non-employees by aligning the accounting for share-based payment awards issued to employees and non-employees as it relates to the measurement date and impact of performance conditions. The new standard became effective January 1, 2019 and did not have a material impact to the overall financial statements of the Company.

3.	Fair Value of Financial Instruments

Fair Values of Assets Measured on a Recurring Basis

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Cash equivalents:
Commercial paper	$2,798	$—	$2,798	$—
Corporate debt securities	500	—	500	—
	$3,298	$—	$3,298	$—
Marketable securities:
Corporate debt securities	$15,007	$—	$15,007	$—
Commercial paper	20,443	—	20,443	—
U.S. treasury securities	1,984	1,984	—	—
Asset-backed securities	11,691	—	11,691	—
	$49,125	$1,984	$47,141	$—

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Cash equivalents:
Corporate debt securities	$4,783	$—	$4,783	$—
Commercial paper	1,987	—	1,987	—
	$6,770	$—	$6,770	$—
Marketable securities:
Corporate debt securities	$16,301	$—	$16,301	$—
Commercial paper	24,576	—	24,576	—
U.S. treasury securities	1,997	1,997	—	—
Asset-backed securities	12,399	—	12,399	—
	$55,273	$1,997	$53,276	$—

Marketable Securities. For fair values determined by Level 1 inputs, which utilize quoted prices in active markets for identical assets, the level of judgment required to estimate fair value is relatively low. The fair values of investments in U.S. treasury securities were determined using Level 1 inputs.

Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. Investments in corporate debt securities, commercial paper and asset-backed securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors.

There were no transfers in or out of Level 1 or Level 2 investments during the three months ended March 31, 2019 or 2018.

At March 31, 2019 and December 31, 2018, the Company had investments in money market funds of $23.6 million and $30.9 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

Fair Values of Other Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable, approximate their respective fair values due to their short-term nature. The carrying amount of the Company’s notes payable of $26.3 million at March 31, 2019 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles as of such date (Level 2 inputs).

4.	Certain Financial Statement Caption Information

Marketable Securities

The following is a summary of the Company’s marketable securities (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
March 31, 2019
Corporate debt securities	1 or less	$12,587	$5	$—	$12,592
Corporate debt securities	>1 and <5	2,408	7	—	2,415
Commercial paper	1 or less	20,441	2	—	20,443
U.S. treasury securities	1 or less	1,983	1	—	1,984
Asset-backed securities	1 or less	9,889	3	—	9,892
Asset-backed securities	>1 and <5	1,799	—	—	1,799
		$49,107	$18	$—	$49,125
December 31, 2018
Corporate debt securities	1 or less	$10,013	$1	$(4)	$10,010
Corporate debt securities	>1 and <5	6,293	2	(4)	6,291
Commercial paper	1 or less	24,584	—	(8)	24,576
U.S. treasury securities	1 or less	1,997	—	—	1,997
Asset-backed securities	1 or less	10,612	—	(8)	10,604
Asset-backed securities	>1 and <5	1,797	—	(2)	1,795
		$55,296	$3	$(26)	$55,273

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

Accrued Liabilities

Accrued liabilities are comprised of (in thousands):

	March 31, 2019	December 31, 2018
Clinical trial expenses	$3,692	$4,535
Payroll and other employee-related expenses	1,690	2,840
Contract manufacturing services	2,569	3,411
Current lease liability	796	—
Professional fees	246	474
Interest payable	211	205
Other	1,956	1,629
Total accrued liabilities	$11,160	$13,094

5.	Notes Payable

Loan Agreement

On October 30, 2015, the Company entered into a Loan and Security Agreement (Prior Loan Agreement) with two lenders whereby it borrowed $18.0 million (the Initial Loans). Balances under the Prior Loan Agreement were due in monthly principal and interest payments, with final maturity of the Initial Loans in May 2019. Each Initial Loan included a final payment fee of 7.95% of the original principal amount due upon maturity.

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

The Company evaluated the Loan Agreement in accordance with ASC Topic 470, which requires assessment of whether the modification is considered a substantial modification, in which case the modification would be accounted for as a debt extinguishment. Based on the Company’s evaluation, the Loan Agreement was considered substantial and therefore the unamortized discount associated with the Prior Loan Agreement was written off through interest expense and the principal balance of the Prior Loan Agreement was written off.

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

The aggregate carrying amounts of the Term Loans are comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Principal	$26,450	$26,450
Add: accreted liability for final payment fee	386	276
Less: unamortized discount	(493)	(525)
	$26,343	$26,201

The Term Loans are secured by substantially all of the Company’s assets other than its intellectual property, except rights to payment from the sale, licensing or disposition of such intellectual property. The Company is also required to maintain its primary operating accounts at all times with one of the lenders. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of its capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. As of March 31, 2019, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Term Loans, including the final payment fee, as of March 31, 2019 are as follows (in thousands):

March 31, 2019
Year ending December 31, 2019	$—
Year ending December 31, 2020	8,817
Year ending December 31, 2021	8,817
Year ending December 31, 2022	10,919
28,553
Unaccreted balance for final payment fee on Loans	(1,717)
Unamortized discounts	(493)
$26,343

6.	Stockholders’ Equity

In November 2018, the Company entered into an Equity Distribution Agreement (the Sales Agreement) with an outside placement agent (the Placement Agent) to sell shares of the Company’s common stock with aggregate gross proceeds of up to $30.0 million, from time to time, through an “at-the-market” equity distribution program under which the Placement Agent will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold, and any minimum price below which sales may not be made. The Sales Agreement provides that the Placement Agent will be entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds from the sales of shares sold through the Placement Agent under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement.

During the three months ended March 31, 2019, the Company sold 146,398 shares of its common stock under the Sales Agreement. The sales were made at a weighted average price of $10.69 per share resulting in net proceeds of $1.5 million. The Company may sell up to an additional $28.4 million in shares of the Company’s common stock under the Sales Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at March 31, 2019 is as follows:

Issued and Outstanding:
Stock options	4,262,170
Warrants for common stock	67,238
Shares reserved for issuance under the 2017 Employee Stock Purchase Plan	556,179
Shares reserved for future award grants	621,433
Total	5,507,020

The following table summarizes the allocation of the Company’s non-cash stock-based compensation expense for all stock awards during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$746	$747
General and administrative	1,254	774
Total	$2,000	$1,521

The Company has not recognized non-cash stock-based compensation expense for outstanding options to purchase 188,651 shares of common stock with performance-based vesting provisions after its evaluation that the occurrence of the individual milestones is not probable as of March 31, 2019.

7.	Collaborative Arrangements

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

Under ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the Company evaluated the terms of the License Agreement and the transfer of intellectual property rights (the license) was identified as the only performance obligation as of the inception of the License Agreement. The Company determined that the transaction price under the License Agreement was comprised solely of the $16.0 million upfront payment. The future potential development and commercial milestone payments were not included in the transaction price as they were determined to be fully constrained. As part of the evaluation of the development and commercial milestone constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which was uncertain at the inception of the License Agreement. The Company will re-evaluate the transaction price each quarter or as uncertain events are resolved or other changes in circumstances occur. Future potential development and commercial milestone amounts would be recognized as revenue, if unconstrained. Any reimbursable program costs are recognized proportionately with the performance of the underlying services and are accounted for as a reduction to research and development expense and are excluded from the transaction price.

The entire $16.0 million transaction price was allocated to the license performance obligation. The license was delivered in connection with the execution of the License Agreement and the performance obligation was fully satisfied in 2018 (transfer of intellectual property). Additionally, the Company earned a $2.0 million development milestone payment in 2018 upon completion of the planned enrollment of 380 patients in the Toca 5 clinical trial.

8.	Commitments

The Company leases its office and laboratory space located in San Diego, California, for its corporate headquarters and research facility under an operating lease agreement (the Lease). The Lease commenced in March 2018. The term of the Lease is eight years and the Company has one option to extend the Lease for a period of five additional years. In connection with the inception of the Lease, the Company was provided and fully utilized a tenant improvement allowance of $1.2 million. The Lease provides for an abatement of a portion of the lease payments for the first nine months of the lease term and includes escalation clauses in the future. We excluded the extension option in our calculation of present value of lease payments as it is not reasonably certain to be exercised. Our lease payment consists primarily of fixed rental payments for the right to use the underlying leased assets over the lease term as well as payments for common-area maintenance and administrative services.

Operating lease right-of-use asset and liability on our condensed balance sheets represent the present value of our remaining lease payments over the remaining lease term. We do not allocate lease payments to non-lease components; therefore, fixed payments for common-area maintenance and administrative services are included in our operating lease right-of-use asset and liability. The future undiscounted cash flows for our lease are consistent with those disclosed in our Form 10-K. We use our incremental borrowing rate of 10.9% to calculate the present value of lease payments, as the implicit rate in our lease is not readily determinable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K  filed with the Securities and Exchange Commission, or SEC, on February 27, 2019, or Annual Report on Form 10-K.  Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Tocagen Inc.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

We are developing our lead product candidate, Toca 511 (vocimagene amiretrorepvec) & Toca FC (extended-release flucytosine), initially for the treatment of recurrent high grade glioma, or HGG, a brain cancer with limited treatment options, low survival rates and, therefore, a significant unmet medical need. We are conducting a randomized, controlled Phase 3 clinical trial (Toca 5) of Toca 511 & Toca FC in patients with recurrent HGG, which is designed to serve as a registrational trial. Enrollment was completed for this clinical trial in September 2018.

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

In April 2018, we entered into a license agreement, or ApolloBio License Agreement, with Beijing Apollo Venus Biomedical Technology Limited and ApolloBio Corp., or collectively ApolloBio, which became effective in July 2018, pursuant to which we granted to ApolloBio an exclusive license to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland China, Hong Kong, Macao and Taiwan, or the Licensed Territory. Under the ApolloBio License Agreement, we received an aggregate upfront payment of $16.0 million and we are eligible to receive up to a total of $111.0 million upon achievement of specified development and commercial milestones. In addition, we are also eligible for low double-digit tiered royalty payments based on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances. We have earned $2.0 million in development milestones as of March 31, 2019.

We do not have any products approved for sale and have not generated any revenue from product sales. Since our inception in August 2007, we have devoted substantially all of our efforts to developing our gene therapy platform and our lead product candidate, Toca 511 & Toca FC. We have never been profitable and have incurred significant operating losses in each year since our inception. We had an accumulated deficit of $233.0 million as of March 31, 2019. Substantially all of our net losses resulted from costs incurred in connection with our research, preclinical, clinical, product, regulatory and business development activities, as well as raising capital and building our infrastructure.

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

Financial Operations Overview

Revenue

We currently have no products approved for sale and have not generated any revenues from the sale of products. We have not submitted any product candidate for regulatory approval.

In the future, we may generate revenue from a combination of product sales, royalties and milestones in connection with our license and collaboration arrangement with Siemens Healthcare Diagnostics Inc., the ApolloBio License Agreement and any future marketing and distribution arrangements and other collaborations, strategic alliances and license arrangements, or a combination of these approaches. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

The following table sets forth our research and development expense by project for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Toca 511 & Toca FC	$11,950	$9,414
Vector technology	484	1,022
Total	$12,434	$10,436

We expect our research and development expenses to increase for the foreseeable future as we scale up our manufacturing activities, advance our product candidates through clinical trials and seek regulatory approval of our product candidates.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2018 besides the adoption of ASU No. 2016-02, Leases (Topic 842), which amended the existing accounting standards for leases. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed financial statements, refer to Item 7  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited financial statements contained in our Annual Report on Form 10-K and Note 2 to our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined that other than as disclosed in Note 2 to our unaudited condensed financial statements included herein, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
License revenue	$9	$9
Research and development expenses	12,434	10,436
General and administrative expenses	4,446	2,419
Interest income	541	315
Interest expense	(754)	(349)

License revenue    License revenue was $9,000 for each of the three months ended March 31, 2019 and 2018.

Research and development expenses    Research and development expenses were $12.4 million for the three months ended March 31, 2019 compared to $10.4 million for the three months ended March 31, 2018. The increase of $2.0 million was primarily due to higher costs to support our ongoing Phase 3 clinical trial and increased manufacturing activities. We anticipate our research and development expenses will increase in future quarters.

General and administrative expenses    General and administrative expenses were $4.4 million for the three months ended March 31, 2019, compared to $2.4 million for the three months ended March 31, 2018. The increase of $2.0 million was primarily due to increased personnel costs, including non-cash stock-based compensation, of $0.8 million and an increase in outside services of $0.9 million related to commercial readiness activities that began in 2019.

Interest income    Interest income was $0.5 million for the three months ended March 31, 2019 compared to $0.3 million for the three months ended March 31, 2018. The increase of $0.2 million was primarily due to our higher average cash balances earning interest at higher rates during 2019 compared to 2018.

Interest expense    Interest expense was $0.8 million for the three months ended March 31, 2019 compared to $0.3 million for the three months ended March 31, 2018. The increase of $0.5 million was due to interest on our outstanding debt which was amended in May 2018.

Liquidity and Capital Resources

We have incurred significant losses and cumulative negative cash flows from operations since our inception. As of March 31, 2019, we had an accumulated deficit of $233.0 million and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through equity and/or debt financings. We may also consider new collaborations or selectively partnering our technology or programs.

Since inception through March 31, 2019, we have funded our operations primarily through the private placement of our convertible preferred stock, our public offerings of our common stock, term loans, the issuance of convertible promissory notes and upfront and milestone payments under our license and collaboration agreements.

The loans under our amended and restated loan and security agreement with two lenders, dated May 18, 2018, as amended, or the Loan Agreement, are secured by substantially all of our assets other than our intellectual property (except rights to payment from the sale, licensing of disposition of such intellectual property). As of March 31, 2019, there was $26.3 million outstanding under the Loan Agreement. Balances under the Loan Agreement accrue interest at the prime rate plus 3.75%, subject to a floor of 8.50%.  The interest rate as of March 31, 2019 was 9.25%. The loans under the Loan Agreement mature in December 2022 with interest only payments through January 1, 2020 followed by 36 monthly payments of principal and interest, provided that the interest only period may be extended (and the number of principal and interest payments will be correspondingly reduced) in certain circumstances. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the Loan Agreement.

As of March 31, 2019, we had $80.1 million in cash, cash equivalents and marketable securities.  Our available cash and marketable securities are invested in accordance with our investment policy, primarily with a view to preserve principal and maintain liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(17,682)	$(12,708)
Investing activities	6,097	(3,661)
Financing activities	1,770	(1,771)
Net decrease in cash and cash equivalents	$(9,815)	$(18,140)

Operating Activities.    Net cash used in operating activities was $17.7 million and $12.7 million for the three months ended March 31, 2019 and 2018, respectively. The increase in net cash used in operating activities was primarily attributable to an increase in net loss of $4.2 million and changes in working capital.

Investing Activities.    Net cash provided by investing activities was $6.1 million for the three months ended March 31, 2019 compared to net cash used in investing activities of $3.7 million for the three months ended March 31, 2018. The change in net cash related to investing activities in the periods presented primarily relate to the net of purchases, sales and maturities of marketable securities used to fund our operations. We invest cash in excess of our immediate operating requirements by staggering the maturity to optimize our return on investments, while satisfying our liquidity needs.

Financing activities.    Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2019 compared to net cash used in financing activities of $1.8 million for the three months ended March 31, 2018. The change in net cash related to financing activities was primarily related to net proceeds from the sale of common stock under our ATM facility of $1.5 million in 2019 and debt principal payments made in 2018 of $1.8 million.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses for personnel, third-party clinical research and development services, manufacturing expenses, laboratory expenses, regulatory expenses, marketing, and general and administrative expenses. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2019 will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner that we currently expect. Furthermore, our operating plan may change and we may need additional funds sooner than planned.

The successful development of any product candidate is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of Toca 511 & Toca FC or our other current and future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of product candidates. This is due to the numerous risks and uncertainties associated with gene therapy product development, including the uncertainty of:

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

Off-Balance Sheet Arrangements

During the periods presented, we did not have and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in securities of high credit quality. As of March 31, 2019, we had cash, cash equivalents and marketable securities of $80.1 million consisting of cash and investments. A significant portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We also have interest rate exposure as a result of our Loan Agreement. As of March 31, 2019, the outstanding principal amount under the Loan Agreement was $26.5 million. The term loan bears interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (a) the prime rate reported in the Wall Street Journal on the last business day of the month that immediately proceeds the month in which the interest will accrue, plus (b) 3.75%. Changes in the U.S. Dollar prime rate may therefore affect our interest expense associated with the term loan.

If a 10% change in interest rates were to have occurred on March 31, 2019, this change would not have had a material effect on our interest expense as of that date.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described in this section as well as the other information in our Annual Report on Form 10-K including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks related to our business and industry

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are not profitable and have incurred net losses in each year since our inception in 2007, including net losses of $49.0 million for the year ended December 31, 2018 and $17.1 million for the three months ended March 31, 2019. As of March 31, 2019 we had an accumulated deficit of $233.0 million.

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

As of March 31, 2019, our cash, cash equivalents and marketable securities were $80.1 million. We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2019 will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity and/or debt financings. In November 2018, we entered into an Equity Distribution Agreement with Citigroup Global Markets Inc., or Citigroup, pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through Citigroup, as our sales agent, or the ATM facility.  Through March 31, 2019 we have sold 146,398 shares of common stock under our ATM facility and received net proceeds of $1.5 million. Other than our ATM facility, we do not have any committed external source of funds. We may also consider new collaborations or selectively partner our technology or programs. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We intend to continue to rely on third-party contract manufacturing organizations, or CMOs, to produce our vectors, product candidates and other key materials and on third-party contract testing organizations, or CTOs, for the establishment and performance of validated product release assays, but we have not entered into commercial supply agreements with any such CMOs or CTOs. Additionally, any CMO may not have experience or availability to produce adequate product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our vectors and products at the quality, quantities, locations and timing needed to support commercialization. We may change our manufacturing process from the current defined media process to a different defined media process, or from its current equipment to different equipment, or our cell line or vector and there can be no guarantee that the regulatory authorities will approve this new process in a timely manner, or ever. Also, as a consequence of a manufacturing change, there may be a requirement to do more preclinical safety or efficacy studies, develop new manufacturing and release assays and/or repeat all or part of the ascending dose safety study in animals or humans. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

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

Even if we have developed manufacturing processes for Toca 511 & Toca FC and successfully implement them at third-party manufacturers, if such third-party manufacturers are unable to produce viral vectors and our product candidates in the necessary quantities, or in compliance with current good manufacturing practices, or cGMP, or in compliance with pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and sales of our products, if approved, may be materially harmed. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our biologics license application, or BLA, to the FDA. We do not directly control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation.

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

We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. Clinical testing is expensive, time-consuming and uncertain as to outcome. We have experienced in the past delays in the commencement and completion of our clinical trials. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. In addition to challenges related to patient enrollment, other events that may prevent successful or timely completion of clinical development include:

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

•	delays in obtaining required IRB and/or biologic safety committee approval at each clinical trial site;
•	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical trial operations or study sites, or otherwise;
•	failure by our contract research organizations, or CROs, other third parties or us to adhere to clinical trial requirements;
•	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;
•	failure to adequately acquire, preserve and quality assure clinical trial data;
•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	inadequate shipping or storage of our products, resulting in loss of activity;
•	delays in having patients complete participation in a study or return for post-treatment follow-up;
•	clinical trial sites dropping out of a study;
•	changes in legislation or regulatory requirements and guidance that require amending or submitting new clinical protocols; and
•	technical equipment and/or operating room supply limitations at a clinical trial site.

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

It is possible that our retroviral replicating vector, or RRV, product candidates will spread to healthy tissues and result in unknown side effects, and that any anticipated or unanticipated side effects may occur at doses required to achieve clinically relevant efficacy, which could prohibit or delay commercialization of our product candidates. Alternatively, our RRV product candidates might not spread rapidly enough through the tumor or transfer sufficient genetic material to the tumor to demonstrate efficacy sufficient for regulatory approval. In preclinical studies in rodent models, we observed that our vectors do not initially infect tumors in some locations as well as they infect tumors in other locations, which may limit treatment with our future product candidates to a limited number of cancer locations. Further, it is possible that the RRV might not spread fast enough through the brain cancer to have a beneficial effect or that the virus might not be able to reach certain parts of the tumor due to prior surgical removal of contiguous cancer tissue or from scarring resulting from surgery, chemotherapy, radiation or spontaneous tumor necrosis (cell death) or due to mechanical limitations such as the inability to insert the needle accurately into tissue bearing the tumor; the inability to push enough RRV volume into a tumor; the rapid diffusion of RRV from the injection site due to high intratumor pressure or due to the communication with the ventricular space, external cerebral spinal fluid or the entry into veins; or the inability to insert the needle into the tumor without damaging vital brain structures. It is possible that the cancers which we seek to treat with our product candidates will be or become resistant to infection with the virus or become resistant to the 5-FU (5-fluorouracil) produced from Toca FC, due to mutation within the cancer cells genes or due to mutation of Toca 511, including loss of the therapeutic gene, cytosine deaminase.

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

We currently plan to seek initial marketing approval in the United States and subsequently other pharmaceutical markets. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA, the EMA or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with CROs and physicians;
•	different standards for the conduct of clinical trials;
•	our inability to locate qualified local consultants, physicians and partners; and
•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatments.

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

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of March 31, 2019, we had 77 full-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management. There are a small number of individuals with experience in gene therapy and clinicians who have successfully developed drugs and the competition for such individuals is high. Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. We currently rely, and for the foreseeable future will continue to rely on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the federal civil False Claims Act, which can be enforced by individuals on behalf of the government through civil whistleblower or qui tam actions, which impose criminal and civil penalties on individuals and entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal healthcare programs that are false, fictitious or fraudulent, or knowingly making, using or causing to be made or used, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

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

It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. We are also subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. Efforts to ensure that our business arrangements will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Since its enactment, there have been judicial, Congressional and political challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. On December 22, 2017, President Trump signed into law new federal tax legislation, informally titled the Tax Cuts and Jobs Act, or Tax Act, which includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While such U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

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

Further recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further product price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain products under Medicare Part B, to allow some states to negotiate product prices under Medicaid, and to eliminate cost sharing for generic products for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The United States Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and are implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While some of these and other proposed measures will require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We had 23,781,902 shares of common stock outstanding as of April 30, 2019. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock. In addition, as of March 31, 2019, 4,950,841 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

In November 2018, we entered into the ATM facility with Citigroup, pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through Citigroup, as our sales agent.  As of March 31, 2019, we sold 146,398 shares of our common stock under the ATM facility and received net proceeds of $1.5 million.

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

Comprehensive tax reform could adversely affect our business and financial condition.*

On December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, or Tax Act, that significantly revised the Internal Revenue Code of 1986, as amended, or IRC.   The Tax Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income, except for certain small businesses, limitation of the deduction for net operating losses generated in taxable years beginning after December 31, 2017, to 80% of current year taxable income, elimination of most carrybacks of net operating losses arising in taxable years ending after December

31, 2017, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings, subject to certain important exceptions, immediate deductions for certain new investments instead of deductions for depreciation expense over time and modification or repeal of many business deductions and credits, including reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain, and our business and financial condition could be adversely affected. In addition, it is unknown if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is likewise uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Act and the potential tax consequences of investing in or holding our common stock.

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

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 13, 2017. As of March 31, 2019, we have used $72.0 million of the net proceeds from the offering. Pending such uses, we plan to continue investing the unused proceeds from this offering in fixed, non-speculative income instruments.

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
10.1

Tocagen Inc. 2017 Equity Incentive Plan, as amended, and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder, incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2019.

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

Date: May 7, 2019	TOCAGEN INC.

	By:	/s/ Martin J. Duvall
Martin J. Duvall
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Foletta
Mark Foletta
Chief Financial Officer
(Principal Financial Officer)