Form 10-Q
period 2019-06-30
Tocagen Inc
filed 2019-08-08
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the registrant had 23,897,277 shares of common stock, par value $0.001 per share, outstanding.

TOCAGEN INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TOCAGEN INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,898	$40,813
Marketable securities	49,426	55,273
Prepaid expenses and other current assets	4,465	1,662
Total current assets	72,789	97,748
Property and equipment, net	3,657	3,973
Operating lease right-of-use asset	7,763	—
Other assets	1,025	1,360
Total assets	$85,234	$103,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,501	$3,404
Accrued liabilities	10,381	13,094
Notes payable, current portion	4,408	—
Deferred license revenue	18	36
Total current liabilities	17,308	16,534
Notes payable, net of current portion	22,079	26,201
Operating lease liability, net of current portion	9,361	—
Deferred rent, net of current portion	—	2,201
Total liabilities	48,748	44,936
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2019 and December 31, 2018; 23,895,742 and 23,000,151 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	23	23
Additional paid-in capital	286,489	274,029
Accumulated deficit	(250,082)	(215,884)
Accumulated other comprehensive income (loss)	56	(23)
Total stockholders’ equity	36,486	58,145
Total liabilities and stockholders’ equity	$85,234	$103,081

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
License revenue	$9	$9	$18	$18
Operating expenses
Research and development	11,974	12,763	24,408	23,199
General and administrative	4,850	2,573	9,296	4,992
Total operating expenses	16,824	15,336	33,704	28,191
Loss from operations	(16,815)	(15,327)	(33,686)	(28,173)
Other income (expense), net
Interest income	465	331	1,006	646
Interest expense	(764)	(1,093)	(1,518)	(1,442)
Total other expense, net	(299)	(762)	(512)	(796)
Net loss	(17,114)	(16,089)	(34,198)	(28,969)
Other comprehensive loss:
Net unrealized gain (loss) on investments	38	54	79	(20)
Comprehensive loss	$(17,076)	$(16,035)	$(34,119)	$(28,989)
Net loss per common share, basic and diluted	$(0.72)	$(0.81)	$(1.46)	$(1.45)
Weighted-average number of common shares outstanding, basic and diluted	23,673,061	19,922,355	23,358,752	19,914,159

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Unaudited

	For the Three Months ended June 30, 2019
	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	In Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2019	23,210,862	$23	$277,781	$(232,968)	$18	$44,854
Exercise of stock options	4,950	—	4	—	—	4
Issuance of common stock pursuant to employee stock purchase plan	67,774	—	298	—	—	298
Issuance of common stock, net of offering costs	612,156	—	6,062	—	—	6,062
Stock-based compensation	—	—	2,344	—	—	2,344
Other comprehensive income	—	—	—	—	38	38
Net loss	—	—	—	(17,114)	—	(17,114)
Balance at June 30, 2019	23,895,742	$23	$286,489	$(250,082)	$56	$36,486

	For the Six Months ended June 30, 2019
	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	In Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	23,000,151	$23	$274,029	$(215,884)	$(23)	$58,145
Exercise of stock options	69,263	—	252	—	—	252
Issuance of common stock pursuant to employee stock purchase plan	67,774	—	298	—	—	298
Issuance of common stock, net of offering costs	758,554	—	7,566	—	—	7,566
Stock-based compensation	—	—	4,344	—	—	4,344
Other comprehensive income	—	—	—	—	79	79
Net loss	—	—	—	(34,198)	—	(34,198)
Balance at June 30, 2019	23,895,742	$23	$286,489	$(250,082)	$56	$36,486

	For the Three Months ended June 30, 2018
	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	In Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2018	19,912,143	$20	$239,575	$(179,809)	$(108)	$59,678
Exercise of stock options	3,650	—	5	—	—	5
Issuance of common stock pursuant to employee stock purchase plan	35,365	—	290	—	—	290
Stock-based compensation	—	—	1,672	—	—	1,672
Issuance of common stock warrants	—	—	479	—	—	479
Other comprehensive income	—	—	—	—	54	54
Net loss	—	—	—	(16,089)	—	(16,089)
Balance at June 30, 2018	19,951,158	$20	$242,021	$(195,898)	$(54)	$46,089

	For the Six Months ended June 30, 2018
	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	In Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	19,882,551	$20	$238,025	$(166,929)	$(34)	$71,082
Exercise of stock options	33,242	—	34	—	—	34
Issuance of common stock pursuant to employee stock purchase plan	35,365	—	290	—	—	290
Stock-based compensation	—	—	3,193	—	—	3,193
Issuance of common stock warrants	—	—	479	—	—	479
Other comprehensive loss	—	—	—	—	(20)	(20)
Net loss	—	—	—	(28,969)	—	(28,969)
Balance at June 30, 2018	19,951,158	$20	$242,021	$(195,898)	$(54)	$46,089

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2019	2018
	(unaudited)
OPERATING ACTIVITIES
Net loss	$(34,198)	$(28,969)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	4,344	3,193
Depreciation	433	222
Noncash interest expense	286	873
Amortization of discount on investments, net	(22)	(86)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,896)	(1,532)
Accounts payable	(775)	(684)
Accrued liabilities	(4,229)	2,035
Deferred license revenue	(18)	982
Other	232	495
Net cash used in operating activities	(35,843)	(23,471)
INVESTING ACTIVITIES
Proceeds from the sale/maturity of marketable securities	48,947	26,454
Purchases of marketable securities	(42,999)	(28,444)
Purchases of property and equipment	(257)	(877)
Net cash provided by (used in) investing activities	5,691	(2,867)
FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of issuance costs	—	26,325
Cash paid on extinguishment of debt	—	(8,631)
Principal payments on notes payable	—	(3,000)
Proceeds from issuance of common stock	550	324
Proceeds from offering of common stock, net of issuance costs	7,687	—
Net cash provided by financing activities	8,237	15,018
Net decrease in cash and cash equivalents	(21,915)	(11,320)
Cash and cash equivalents, beginning of period	40,813	35,933
Cash and cash equivalents, end of period	$18,898	$24,613
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,231	$427
NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$37	$733
Deferred equity issuance costs paid in previous periods reclassified to equity upon sales under ATM facility	$108	$-
Tenant improvement allowance	$-	$1,054
Fair value of common stock warrants issued in connection with notes payable	$-	$479

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

From inception through June 30, 2019, the Company has devoted substantially all of its efforts to developing its gene therapy platform and its lead product candidate, Toca 511 & Toca FC, as well as raising capital and building its infrastructure. The Company has not generated revenues from its principal operations.

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

Liquidity

The Company has a limited operating history and the sales and income potential of the Company’s business and patient markets are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception. As of June 30, 2019, the Company had an accumulated deficit of $250.1 million and working capital of $55.5 million available to fund future operations. As the Company continues to incur net losses, its transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. The Company plans to continue to fund its losses from operations and capital funding needs through debt and equity financing, or through collaborations or partnerships with other entities. Debt or equity financing, or collaborations and partnerships with other entities may not be available on a timely basis on terms acceptable to the Company, or at all.

As of June 30, 2018, the Company had cash, cash equivalents and marketable securities of $68.3 million. The Company has evaluated and concluded that there are no conditions or events, considered individually or in the aggregate, that raises substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued.

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

Common stock equivalents from potentially dilutive securities that are not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock options	4,532,106	3,548,847	4,532,106	3,548,847
Common stock warrants	67,238	67,238	67,238	67,238
Total	4,599,344	3,616,085	4,599,344	3,616,085

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The new standard is aimed at making leasing activities more transparent and comparable.  Under the new guidance, lessees are required to recognize substantially all leases on their balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted Topic 842 on January 1, 2019 using the modified retrospective approach with a cumulative-effect adjustment as of January 1, 2019. The Company recognized a right-of-use asset and a lease liability on the condensed balance sheet for the discounted value of future lease payments from the date of adoption. The impact on the condensed balance sheet as of the date of adoption was as follows (in thousands):

	ASC 840	ASC 842	Impact of
	January 1, 2019	January 1, 2019	Adoption
Balance Sheet
Accrued liabilities	$154	$645	$491
Deferred rent, net of current portion	2,201	—	(2,201)
Operating lease right-of-use asset	—	8,060	8,060
Operating lease liability, net of current portion	—	9,770	9,770

Operating lease assets and liabilities were recorded in our condensed balance sheet as of June 30, 2019 (in thousands):

June 30, 2019
Operating lease right-of-use asset	$7,763
Accrued liabilities	836
Operating lease liability, net of current portion	9,361

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

Fair Values of Assets Measured on a Recurring Basis

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Cash equivalents:
Commercial paper	$898	$—	$898	$—
	$898	$—	$898	$—
Marketable securities:
Corporate debt securities	$17,938	$—	$17,938	$—
Commercial paper	18,773	—	18,773	—
U.S. treasury securities	1,997	1,997	—	—
Asset-backed securities	10,718	—	10,718	—
	$49,426	$1,997	$47,429	$—

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Cash equivalents:
Corporate debt securities	$4,783	$—	$4,783	$—
Commercial paper	1,987	—	1,987	—
	$6,770	$—	$6,770	$—
Marketable securities:
Corporate debt securities	$16,301	$—	$16,301	$—
Commercial paper	24,576	—	24,576	—
U.S. treasury securities	1,997	1,997	—	—
Asset-backed securities	12,399	—	12,399	—
	$55,273	$1,997	$53,276	$—

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

There were no transfers in or out of Level 1 or Level 2 investments during the six months ended June 30, 2019 or 2018.

At June 30, 2019 and December 31, 2018, the Company had investments in money market funds of $12.3 million and $30.9 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities. Refer to Note 4 for information regarding the Company’s investments.

Fair Values of Other Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable, approximate their respective fair values due to their short-term nature. The carrying amount of the Company’s notes payable of $26.5 million at June 30, 2019 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles as of such date (Level 2 inputs).

4.	Certain Financial Statement Caption Information

Marketable Securities

The following is a summary of the Company’s marketable securities (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2019
Corporate debt securities	1 or less	$13,747	$15	$—	$13,762
Corporate debt securities	>1 and <5	4,164	12	—	4,176
Commercial paper	1 or less	18,756	17	—	18,773
U.S. treasury securities	1 or less	1,996	1	—	1,997
Asset-backed securities	1 or less	8,905	11	—	8,916
Asset-backed securities	>1 and <5	1,802	—	—	1,802
		$49,370	$56	$—	$49,426
December 31, 2018:
Corporate debt securities	1 or less	$10,013	$1	$(4)	$10,010
Corporate debt securities	>1 and <5	6,293	2	(4)	6,291
Commercial paper	1 or less	24,584	—	(8)	24,576
U.S. treasury securities	1 or less	1,997	—	—	1,997
Asset-backed securities	1 or less	10,612	—	(8)	10,604
Asset-backed securities	>1 and <5	1,797	—	(2)	1,795
		$55,296	$3	$(26)	$55,273

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

Accrued Liabilities

Accrued liabilities are comprised of (in thousands):

	June 30, 2019	December 31, 2018
Clinical trial expenses	$3,830	$4,535
Payroll and other employee-related expenses	1,955	2,840
Contract manufacturing services	1,083	3,411
Current lease liability	836	—
Professional fees	283	474
Interest payable	204	205
Other	2,190	1,629
Total accrued liabilities	$10,381	$13,094

5.	Notes Payable

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

The Term Loans bear interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (a) the prime rate reported in the Wall Street Journal on the last business day of the month that immediately proceeds the month in which the interest will accrue, plus (b) 3.75%. The Company will be required to make a final payment of 7.95% of the principal amount of the Term Loans payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans. The Company may prepay all, but not less than all, of the Term Loans upon 10 days written notice provided the Company will be obligated to pay a prepayment fee equal to (i)  2.00% of the principal amount of the applicable Term Loan prepaid on or before the second anniversary of the effective date of the Loan Agreement, and (ii) 1.00% of the principal amount of the applicable Term Loan prepaid thereafter, but prior to the Maturity Date.

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

The aggregate carrying amounts of the Term Loans are comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Principal	$26,450	$26,450
Add: accreted liability for final payment fee	498	276
Less: unamortized discount	(461)	(525)
	$26,487	$26,201

The Term Loans are secured by substantially all of the Company’s assets other than its intellectual property, except rights to payment from the sale, licensing or disposition of such intellectual property. The Company is also required to maintain its primary operating accounts at all times with one of the lenders. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of its capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. As of June 30, 2019, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Term Loans, including the final payment fee, as of June 30, 2019 are as follows (in thousands):

June 30, 2019
Year ending December 31, 2019	—
Year ending December 31, 2020	8,817
Year ending December 31, 2021	8,817
Year ending December 31, 2022	10,919
28,553
Unaccreted balance for final payment fee on Loans	(1,605)
Unamortized discounts	(461)
26,487
Less current portion	(4,408)
Noncurrent portion	$22,079

6.	Stockholders’ Equity

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

During the three and six months ended June 30, 2019, the Company sold 612,156 shares and 758,554 shares of its common stock under the Sales Agreement, respectively. The sales were made at a weighted average price of $10.36 for the three months ended June 30, 2019 and $10.42 for the six months ended June 30, 2019. The Company received net proceeds of $6.2 million during the three months ended June 30, 2019 and net proceeds of $7.7 million during the six months ended June 30, 2019. The Company may sell up to an additional $22.1 million in shares of the Company’s common stock under the Sales Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of June 30, 2019 is as follows:

Issued and Outstanding:
Stock options	4,532,106
Warrants for common stock	67,238
Shares reserved for issuance under the 2017 Employee Stock Purchase Plan	488,405
Shares reserved for future award grants	346,547
Total	5,434,296

The following table summarizes the allocation of the Company’s non-cash stock-based compensation expense for all stock awards during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$989	$788	$1,734	$1,535
General and administrative	1,355	884	2,610	1,658
Total	$2,344	$1,672	$4,344	$3,193

The Company has not recognized non-cash stock-based compensation expense for outstanding options to purchase 188,651 shares of common stock with performance-based vesting provisions after its evaluation that the occurrence of the individual milestones is not probable as of June 30, 2019.

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

The Company leases its office and laboratory space located in San Diego, California, for its corporate headquarters and research facility under an operating lease agreement (the Lease). The Lease commenced in March 2018. The term of the Lease is eight years and the Company has one option to extend the Lease for a period of five additional years. In connection with the inception of the Lease, the Company was provided and fully utilized a tenant improvement allowance of $1.2 million. The Lease provides for an abatement of a portion of the lease payments for the first nine months of the lease term and includes escalation clauses in the future. The Company excluded the extension option in its calculation of present value of lease payments as it is not reasonably certain to be exercised. The Company’s lease payment consists primarily of fixed rental payments for the right to use the underlying leased assets over the lease term as well as payments for common-area maintenance and administrative services.

Operating lease right-of-use asset and liability on our condensed balance sheets represent the present value of our remaining lease payments over the remaining lease term. The Company does not allocate lease payments to non-lease components; therefore, fixed payments for common-area maintenance and administrative services are included in its operating lease right-of-use asset and liability. The future undiscounted cash flows for the Company’s lease are consistent with those disclosed in its Form 10-K. The Company uses its incremental borrowing rate of 10.9% to calculate the present value of lease payments, as the implicit rate in its lease is not readily determinable.

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

In April 2018, we entered into a license agreement, or ApolloBio License Agreement, with Beijing Apollo Venus Biomedical Technology Limited and ApolloBio Corp., or collectively ApolloBio, which became effective in July 2018, pursuant to which we granted to ApolloBio an exclusive license to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland China, Hong Kong, Macao and Taiwan, or the Licensed Territory. Under the ApolloBio License Agreement, we received an aggregate upfront payment of $16.0 million and we are eligible to receive up to a total of $111.0 million upon achievement of specified development and commercial milestones. In addition, we are also eligible for low double-digit tiered royalty payments based on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances. We have earned $2.0 million in development milestones as of June 30, 2019.

We do not have any products approved for sale and have not generated any revenue from product sales. Since our inception in August 2007, we have devoted substantially all of our efforts to developing our gene therapy platform and our lead product candidate, Toca 511 & Toca FC. We have never been profitable and have incurred significant operating losses in each year since our inception. We had an accumulated deficit of $250.1 million as of June 30, 2019. Substantially all of our net losses resulted from costs incurred in connection with our research, preclinical, clinical, product, regulatory and business development activities, as well as raising capital and building our infrastructure.

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

The following table sets forth our research and development expense by project for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Toca 511 & Toca FC	$11,475	$11,983	$23,425	$21,396
Vector technology	499	780	983	1,803
Total	$11,974	$12,763	$24,408	$23,199

We expect our research and development expenses to increase for the foreseeable future as we scale up our manufacturing activities, advance our product candidates through clinical trials and seek regulatory approval of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel, including non-cash stock-based compensation costs and travel expenses for our employees in executive, operational, finance and business development functions. Other general and administrative expenses include facility-related costs, consulting fees, information technology, insurance, professional fees for accounting and legal services, expenses associated with obtaining and maintaining patents, expenses related to commercial readiness activities and costs associated with being a public company.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
License revenue	$9	$9	$18	$18
Research and development expenses	11,974	12,763	24,408	23,199
General and administrative expenses	4,850	2,573	9,296	4,992
Interest income	465	331	1,006	646
Interest expense	(764)	(1,093)	(1,518)	(1,442)

Research and development expenses   Research and development expenses were $12.0 million and $24.4 million for the three and six months ended June 30, 2019, respectively, compared to $12.8 million and $23.2 million for the three and six months ended June 30, 2018, respectively. The decrease of $0.8 million for the three months ended June 30, 2019 compared to the same period in 2018 was primarily related to reduced clinical trial costs for the three months ended June 30, 2019 compared to June 30, 2018 as the Toca 5 trial nears completion. The $1.2 million increase for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to an increase in personnel related costs, including non-cash stock-based compensation due to increased headcount as well as manufacturing and other activities to support the potential commencement of a regulatory filing following the completion of Toca 5.

General and administrative expenses   General and administrative expenses were $4.9 million and $9.3 million for the three and six months ended June 30, 2019, respectively, compared to $2.6 million and $5.0 million for the three and six months ended June 30, 2018, respectively. The increases of $2.3 million and $4.3 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 were primarily due to an increase in personnel related costs, including non-cash stock-based compensation of $0.7 million and $1.5 million for the three and six months ended June 30, 2019, respectively, as well as an increase in external services related to commercial readiness activities of $1.1 million and $1.8 million for the three and six months ended June 30, 2019, respectively.

Interest income   Interest income was $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively, compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively.  The increases of $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively were primarily due to earning interest at higher rates during 2019 compared to 2018.

Interest expense   Interest expense was $0.8 million and $1.5 million for the three and six months ended June 30, 2019, respectively, compared to $1.1 million and $1.4 million for the three and six months ended June 30, 2018, respectively. The change in interest expense is due to our amended loan agreement entered into in May 2018.

Liquidity and Capital Resources

We have incurred significant losses and cumulative negative cash flows from operations since our inception. As of June 30, 2019, we had an accumulated deficit of $250.1 million and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through equity and/or debt financings. We may also consider new collaborations or selectively partnering our technology or programs.

Since inception through June 30, 2019, we have funded our operations primarily through the private placement of our convertible preferred stock, our public offerings of our common stock, term loans, the issuance of convertible promissory notes and upfront and milestone payments under our license and collaboration agreements.

The loans under our amended and restated loan and security agreement with two lenders, dated May 18, 2018, as amended, or the Loan Agreement, are secured by substantially all of our assets other than our intellectual property (except rights to payment from the sale, licensing of disposition of such intellectual property). As of June 30, 2019, the outstanding principal amount under the Loan Agreement was $26.5 million. Balances under the Loan Agreement accrue interest at the prime rate plus 3.75%, subject to a floor of 8.50%.  The interest rate as of June 30, 2019 was 9.25%. The loans under the Loan Agreement mature in December 2022 with interest only payments through January 1, 2020 followed by 36 monthly payments of principal and interest, provided that the interest only period may be extended (and the number of principal and interest payments will be correspondingly reduced) in certain circumstances. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the Loan Agreement.

As of June 30, 2019, we had $68.3 million in cash, cash equivalents and marketable securities.  Our available cash and marketable securities are invested in accordance with our investment policy, primarily with a view to preserve principal and maintain liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(35,843)	$(23,471)
Investing activities	5,691	(2,867)
Financing activities	8,237	15,018
Net decrease in cash and cash equivalents	$(21,915)	$(11,320)

Operating Activities    Net cash used in operating activities was $35.8 million and $23.5million for the six months ended June 30, 2019 and 2018, respectively. The increase in net cash used in operating activities was primarily attributable to an increase in net loss of $5.2 million and changes in working capital resulting in net cash used in operating activities of $6.7 million for the six months ended June 30, 2019 compared to net cash provided by operating activities of $1.2 million for the six months ended June 30, 2018 as a result of the timing of manufacturing payments offset by an increase in non-cash stock-based compensation of $1.2 million.

Investing Activities   Net cash provided by investing activities was $5.7 million for the six months ended June 30, 2019 and net cash used in investing activities was $2.9 million for the six months ended June 30, 2018. Net cash provided by and used in investing activities for the periods presented primarily relate to the net of purchases, sales and maturities of marketable securities used to fund our operations and purchases of property and equipment. We invest cash in excess of our immediate operating requirements in a way that maturity is staggered and designed to optimize our return on investments, while satisfying our liquidity needs.

Financing activities   Net cash provided by financing activities was $8.2 million and $15.0 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in cash provided by financing activities for the six months ended June 30, 2019 was primarily related to net proceeds from our Loan Agreement of $26.3 million offset by cash paid on extinguishment of our prior loan and security agreement of $8.6 million in May 2018. Net cash provided by financing activities for the six months ended June 30, 2019 was primarily related to net proceeds of $7.7 million received under our Equity Distribution Agreement with Citigroup Global Markets Inc., or the ATM facility.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses for personnel, third-party clinical research and development services, manufacturing expenses, laboratory expenses, regulatory expenses, marketing, and general and administrative expenses. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2019 will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner that we currently expect. Furthermore, our operating plan may change and we may need additional funds sooner than planned.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in securities of high credit quality. As of June 30, 2019, we had cash, cash equivalents and marketable securities of $68.3 million. A significant portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We also have interest rate exposure as a result of our Loan Agreement. As of June 30, 2019, the outstanding principal amount under the Loan Agreement was $26.5 million. The term loan bears interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (a) the prime rate reported in the Wall Street Journal on the last business day of the month that immediately proceeds the month in which the interest will accrue, plus (b) 3.75%. Changes in the U.S. Dollar prime rate may therefore affect our interest expense associated with the term loan.

If a 10% change in interest rates were to have occurred on June 30, 2019, this change would not have had a material effect on our interest expense as of that date.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our business and industry

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are not profitable and have incurred net losses in each year since our inception in 2007, including net losses of $49.0 million for the year ended December 31, 2018 and $34.2 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $250.1 million.

We have devoted most of our financial resources to research and development, including our clinical, preclinical and platform development activities. To date, we have financed our operations primarily through the private placement of our convertible preferred stock, public offerings of our common stock, term loans, the issuance of convertible promissory notes and upfront and milestone payments under our license and collaboration agreements. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenue. We have not completed late-stage clinical trials for any product candidate and it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. Even if we or our strategic partners succeed in obtaining regulatory approval and commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2019, our cash, cash equivalents and marketable securities were $68.3 million. We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2019 will be sufficient to fund our current operations through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity and/or debt financings. In November 2018, we entered into an Equity Distribution Agreement with Citigroup Global Markets Inc., or Citigroup, pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through Citigroup, as our sales agent, or the ATM facility.  Through June 30, 2019, we have sold 758,554 shares of common stock under our ATM facility and received net proceeds of $7.7 million. Other than our ATM facility, we do not have any committed external source of funds. We may also consider new collaborations or selectively partner our technology or programs. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

•	obtaining coverage and adequate reimbursement for commercialized products from third-party payors;
•	identifying and developing new product candidates;
•	progressing our preclinical programs into human clinical trials;
•	establishing and maintaining supply and manufacturing relationships with third parties;
•	maintaining, protecting, expanding and enforcing our intellectual property; and
•	attracting, hiring and retaining qualified personnel.

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

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of June 30, 2019, we had 85 full-time employees. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management. There are a small number of individuals with experience in gene therapy and clinicians who have successfully developed drugs and the competition for such individuals is high. Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. We currently rely, and for the foreseeable future will continue to rely on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

The Loan Agreement also includes events of default, the occurrence and continuation of which provide Oxford Finance LLC, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the Loan Agreement, including foreclosure against our properties securing the Loan Agreement, including our cash, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. These events of default include, among other things, our failure to pay any amounts due under the Loan Agreement, a breach of covenants under the Loan Agreement, our insolvency, impairment in the perfection or priority of each lender’s security interest in the collateral, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, our failure to obtain or maintain material governmental approvals, and a final judgment against us of at least $250,000. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lenders could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the Loan Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties and/or withdrawal of product approval if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.*

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. Specifically, we believe that it is likely that there may be a regulatory requirement for one or more diagnostic assays to monitor treatment, especially for the presence of Toca 511 or Toca FC or their components or derivatives. We plan to meet with the FDA to discuss the development of such assays, and it is possible that the FDA may require a separate regulatory approval for such assays. Further, each vector containing a particular gene could be regulated as a separate biologic depending on its intended use and FDA policy. The FDA may also require a REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record keeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include, among other things, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs for manufacturing and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Moreover, the FDA strictly regulates the promotional claims that may be made about drug and biologic products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties.

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

In the European Union, the General Data Protection Regulation (2016/679), or GDPR, applies to any organization established in the European Union, and in some cases to activities of organizations that are not established in the European Union.  The GDPR, which is wide-ranging in scope, imposes several requirements relating to control over personal data by individuals to whom personal data relates, the information that an organization must provide to individuals, the documentation an organization must maintain, the security and confidentiality of personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority, and authorizes fines of up to 20 million Euros or up to 4% of an organization’s annual global turnover, whichever is greater, for non-compliance. Additionally, the California Consumer Privacy Act, or CCPA, goes into effect on January 1, 2020. The CCPA creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on many organizations that handle the personal data of consumers or households.  When the CCPA becomes effective, it will require covered companies to provide new disclosures to California consumers, provide a new right for consumers to opt-out of certain sales of personal information, and provide a new cause of action for data breaches in some cases. The California Attorney General is expected to issue regulations regarding the CCPA later this year. Several amendments have been proposed in the California legislature that would modify the CCPA before it goes into effect, but it remains unclear what, if any, modifications may be made to this legislation. As currently written, the CCPA will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

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

Further recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further product price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain products under Medicare Part B, to allow some states to negotiate product prices under Medicaid, and to eliminate cost sharing for generic products for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The United States Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and are implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and CMS issued a final rule effective July 9, 2019 that requires direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product if it is equal to or greater than $35 for a monthly supply or usual course of treatment. Prescription drugs and biological products that are in violation of these requirements will be included on a public list. While some of these and other proposed measures will require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We had 23,897,277 shares of common stock outstanding as of August 2, 2019. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock. In addition, as of June 30, 2019, 4,945,891 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

In November 2018, we entered into the ATM facility with Citigroup, pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through Citigroup, as our sales agent.  As of June 30, 2019, we sold 758,554 shares of our common stock under the ATM facility and received net proceeds of $7.7 million.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, or Tax Act, that significantly revised the Internal Revenue Code of 1986, as amended, or IRC.   The Tax Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income, except for certain small businesses, limitation of the deduction for net operating losses generated in taxable years beginning after December 31, 2017, to 80% of current year taxable income, elimination of most carrybacks of net operating losses arising in taxable years ending after December 31, 2017, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings, subject to certain important exceptions, immediate deductions for certain new investments instead of deductions for depreciation expense over time and modification or repeal of many business deductions and credits, including reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain, and our business and financial condition could be adversely affected. In addition, it is unknown if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is likewise uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Act and the potential tax consequences of investing in or holding our common stock.

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

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 13, 2017.  As of June 30, 2019, we have used all of the net proceeds from the offering.

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

4.6	Warrant to Purchase Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.6 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.
4.7	Warrant to Purchase Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.
4.8	Warrant to Purchase Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.
4.9	Warrant to Purchase Stock, dated May 18, 2018, issued to Silicon Valley Bank, incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.
10.1*+	Executive Employment Agreement, dated April 8, 2019, by and between the Registrant and Harry E. Gruber, M.D..
10.2*+	Executive Employment Agreement, dated February 26, 2019, by and between the Registrant and Fairooz Kabbinavar M.D..
31.1*	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2019	TOCAGEN INC.

	By:	/s/ Martin J. Duvall
Martin J. Duvall
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Foletta
Mark Foletta
Chief Financial Officer
(Principal Financial Officer)