Form 10-Q
period 2019-09-30
Tocagen Inc
filed 2019-11-12
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 23,897,771 shares of common stock, par value $0.001 per share, outstanding.

TOCAGEN INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TOCAGEN INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,580	$40,813
Marketable securities	29,762	55,273
Prepaid expenses and other current assets	4,201	1,662
Total current assets	59,543	97,748
Property and equipment, net	3,604	3,973
Operating lease right-of-use asset	7,597	—
Other assets	5	1,360
Total assets	$70,749	$103,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,293	$3,404
Accrued liabilities	11,601	13,094
Notes payable, current portion	27,843	—
Deferred license revenue	9	36
Total current liabilities	41,746	16,534
Operating lease liability, net of current portion	9,122	—
Notes payable, net of current portion	—	26,201
Deferred rent, net of current portion	—	2,201
Other long term liabilities	81	—
Total liabilities	50,949	44,936
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2019 and December 31, 2018; 23,897,711 and 23,000,151 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	23	23
Additional paid-in capital	288,551	274,029
Accumulated deficit	(268,817)	(215,884)
Accumulated other comprehensive income (loss)	43	(23)
Total stockholders’ equity	19,800	58,145
Total liabilities and stockholders’ equity	$70,749	$103,081

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
License revenue	$9	$18,009	$27	$18,027
Operating expenses
Research and development	13,295	12,262	37,703	35,461
General and administrative	3,837	4,320	13,133	9,311
Total operating expenses	17,132	16,582	50,836	44,772
(Loss) Income from operations	(17,123)	1,427	(50,809)	(26,745)
Other income (expense), net
Interest income	361	441	1,367	1,087
Interest expense	(1,973)	(742)	(3,490)	(2,184)
Total other expense, net	(1,612)	(301)	(2,123)	(1,097)
(Loss) Income before income taxes	(18,735)	1,126	(52,932)	(27,842)
Income tax expense	—	(1,509)	(1)	(1,510)
Net loss	$(18,735)	$(383)	$(52,933)	$(29,352)
Other comprehensive loss:
Net unrealized (loss) gain on investments	(13)	31	66	11
Comprehensive loss	$(18,748)	$(352)	$(52,867)	$(29,341)
Net loss per common share, basic and diluted	$(0.78)	$(0.02)	$(2.25)	$(1.47)
Weighted-average number of common shares outstanding, basic and diluted	23,897,243	19,951,262	23,540,222	19,926,662

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Unaudited

	For the Three Months ended September 30, 2019
	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	In Capital	Deficit	Income (Loss)	Equity
Balance at June 30, 2019	23,895,742	$23	$286,489	$(250,082)	$56	$36,486
Exercise of stock options	434	—	—	—	—	—
Issuance of common stock, net of offering costs	1,535	—	9	—	—	9
Stock-based compensation	—	—	2,053	—	—	2,053
Other comprehensive loss	—	—	—	—	(13)	(13)
Net loss	—	—	—	(18,735)	—	(18,735)
Balance at September 30, 2019	23,897,711	$23	$288,551	$(268,817)	$43	$19,800

	For the Nine Months ended September 30, 2019
	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	In Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	23,000,151	$23	$274,029	$(215,884)	$(23)	$58,145
Exercise of stock options	69,697	—	252	—	—	252
Issuance of common stock pursuant to employee stock purchase plan	67,774	—	298	—	—	298
Issuance of common stock, net of offering costs	760,089	—	7,575	—	—	7,575
Stock-based compensation	—	—	6,397	—	—	6,397
Other comprehensive income	—	—	—	—	66	66
Net loss	—	—	—	(52,933)	—	(52,933)
Balance at September 30, 2019	23,897,711	$23	$288,551	$(268,817)	$43	$19,800

	For the Three Months ended September 30, 2018
	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	In Capital	Deficit	Income (Loss)	Equity
Balance at June 30, 2018	19,951,158	$20	$242,021	$(195,898)	$(54)	$46,089
Exercise of stock options	1,851	—	3	—	—	3
Stock-based compensation	—	—	1,927	—	—	1,927
Other comprehensive income	—	—	—	—	31	31
Net loss	—	—	—	(383)	—	(383)
Balance at September 30, 2018	19,953,009	$20	$243,951	$(196,281)	$(23)	$47,667

	For the Nine Months ended September 30, 2018
	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	In Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	19,882,551	$20	$238,025	$(166,929)	$(34)	$71,082
Exercise of stock options	35,093	—	37	—	—	37
Issuance of common stock pursuant to employee stock purchase plan	35,365	—	290	—	—	290
Stock-based compensation	—	—	5,120	—	—	5,120
Issuance of common stock warrants	—	—	479	—	—	479
Other comprehensive income	—	—	—	—	11	11
Net loss	—	—	—	(29,352)	—	(29,352)
Balance at September 30, 2018	19,953,009	$20	$243,951	$(196,281)	$(23)	$47,667

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
OPERATING ACTIVITIES
Net loss	$(52,933)	$(29,352)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	6,397	5,120
Depreciation	657	421
Noncash interest expense	1,641	1,016
Amortization of premium (discount) on investments, net	102	(114)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(611)	(3,780)
Accounts payable	(983)	2,367
Accrued liabilities	(3,049)	1,062
Deferred license revenue	(27)	(27)
Other	280	761
Net cash used in operating activities	(48,526)	(22,526)
INVESTING ACTIVITIES
Proceeds from the sale/maturity of marketable securities	76,638	49,186
Purchases of marketable securities	(51,163)	(52,636)
Purchases of property and equipment	(428)	(1,496)
Net cash provided by (used in) investing activities	25,047	(4,946)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	550	327
Proceeds from offering of common stock, net of issuance costs	7,696	—
Proceeds from issuance of notes payable, net of issuance costs	—	26,325
Cash paid on extinguishment of debt	—	(8,631)
Principal payments on notes payable	—	(3,000)
Net cash provided by financing activities	8,246	15,021
Net decrease in cash and cash equivalents	(15,233)	(12,451)
Cash and cash equivalents, beginning of period	40,813	35,933
Cash and cash equivalents, end of period	$25,580	$23,482
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,856	$1,013
NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued liabilities	$37	$506
Tenant improvement allowance	$-	$1,243
Fair value of common stock warrants issued in connection with notes payable	$-	$479

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

From inception through September 30, 2019, the Company has devoted substantially all of its efforts to developing its gene therapy platform and its lead product candidate, Toca 511 & Toca FC, as well as raising capital and building its infrastructure. The Company has not generated revenues from its principal operations.

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

Liquidity

The accompanying financial statements have been prepared on a basis which assumes the Company is a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to the Company’s ability to continue as a going concern. The Company has experienced net losses and negative cash flows from operating activities since its inception. As of September 30, 2019, the Company had an accumulated deficit of $268.8 million and working capital of $17.8 million available to fund future operations.

Based on the Company’s operating plans, cash, cash equivalents and marketable securities may not be sufficient to fund operations for the next 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. All amounts due under the Term Loans (see note 5) have been classified as a current liability as of September 30, 2019 due to the considerations discussed above and the assessment that a material adverse change clause under the Term Loans is not within the Company’s control. On October 31, 2019, the Company entered into an amendment (the Second Amendment) to its Amended and Restated Loan and Security Agreement with the two lenders, dated May 18, 2018, which was further amended on August 3, 2018 (the Loan Agreement), and made a prepayment of $23.3 million, which amount was used to prepay i) a portion equal to $21.5 million of the outstanding principal of the Term Loans plus all accrued and unpaid interest thereon through the prepayment date, ii) prorated portion of the final payment with respect to the portion of such Term Loans being prepaid, plus iii) all outstanding lenders’ expenses as of the date of the Second Amendment (see note 9). The Company has not been notified of an event of default by the lenders as of the date of the filing of this Form 10-Q.

The Company will seek to fund its losses from operations and capital needs through debt and equity financing, or through collaborations or partnerships with other entities which may not be available on a timely basis on terms acceptable to the Company, or at all.  If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or discontinue the advancement of product candidates, further reduce headcount, reorganize, merge with another entity, file for bankruptcy, or cease operations.

As of September 30, 2019, the Company had cash, cash equivalents and marketable securities of $55.3 million.

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

Common stock equivalents from potentially dilutive securities that are not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock options	4,395,696	3,637,502	4,395,696	3,637,502
Common stock warrants	66,514	67,238	66,514	67,238
Total	4,462,210	3,704,740	4,462,210	3,704,740

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

	ASC 840	ASC 842	Impact of
	January 1, 2019	January 1, 2019	Adoption
Balance Sheet
Accrued liabilities	$154	$645	$491
Deferred rent, net of current portion	2,201	—	(2,201)
Operating lease right-of-use asset	—	8,060	8,060
Operating lease liability, net of current portion	—	9,770	9,770

Operating lease assets and liabilities were recorded in the Company’s condensed balance sheet as of September 30, 2019 (in thousands):

September 30, 2019
Operating lease right-of-use asset	$7,597
Accrued liabilities	876
Operating lease liability, net of current portion	9,122

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

Fair Values of Assets Measured on a Recurring Basis

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Cash equivalents:
Commercial paper	$2,494	$—	$2,494	$—
	$2,494	$—	$2,494	$—
Marketable securities:
Corporate debt securities	$11,687	$—	$11,687	$—
Commercial paper	12,478	—	12,478	—
Asset-backed securities	5,597	—	5,597	—
	$29,762	$—	$29,762	$—

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Cash equivalents:
Corporate debt securities	$4,783	$—	$4,783	$—
Commercial paper	1,987	—	1,987	—
	$6,770	$—	$6,770	$—
Marketable securities:
Corporate debt securities	$16,301	$—	$16,301	$—
Commercial paper	24,576	—	24,576	—
U.S. treasury securities	1,997	1,997	—	—
Asset-backed securities	12,399	—	12,399	—
	$55,273	$1,997	$53,276	$—

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

There were no transfers in or out of Level 1 or Level 2 investments during the nine months ended September 30, 2019 or 2018.

At September 30, 2019 and December 31, 2018, the Company had investments in money market funds of $20.1 million and $30.9 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities. Refer to Note 4 for information regarding the Company’s investments.

Fair Values of Other Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable, approximate their respective fair values due to their short-term nature. The carrying amount of the Company’s notes payable of $27.8 million at September 30, 2019 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles as of such date (Level 2 inputs).

4.	Certain Financial Statement Caption Information

Marketable Securities

The following is a summary of the Company’s marketable securities (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2019
Corporate debt securities	1 or less	$7,494	$11	$—	$7,505
Corporate debt securities	>1 and <5	4,169	13	—	4,182
Commercial paper	1 or less	12,469	9	—	12,478
Asset-backed securities	1 or less	4,838	9	—	4,847
Asset-backed securities	>1 and <5	749	1	—	750
		$29,719	$43	$—	$29,762
December 31, 2018
Corporate debt securities	1 or less	$10,013	$1	$(4)	$10,010
Corporate debt securities	>1 and <5	6,293	2	(4)	6,291
Commercial paper	1 or less	24,584	—	(8)	24,576
U.S. treasury securities	1 or less	1,997	—	—	1,997
Asset-backed securities	1 or less	10,612	—	(8)	10,604
Asset-backed securities	>1 and <5	1,797	—	(2)	1,795
		$55,296	$3	$(26)	$55,273

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

Accrued Liabilities

Accrued liabilities are comprised of (in thousands):

	September 30, 2019	December 31, 2018
Clinical trial expenses	$3,636	$4,535
Payroll and other employee-related expenses	1526	2,840
Contract manufacturing services	3,349	3,411
Current lease liability	876	—
Professional fees	245	474
Interest payable	198	205
Other	1,771	1,629
Total accrued liabilities	$11,601	$13,094

5.	Notes Payable

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

On May 18, 2018, the Company entered into the Loan Agreement, which was further amended on August 3, 2018, pursuant to which the lenders agreed to lend the Company $26.5 million as term loans (the Term Loans). Of the total proceeds, $8.6 million was applied to the repayment of outstanding principal, interest and final payment owed pursuant to the Initial Loans.

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

The Term Loans will mature on December 1, 2022 (the Maturity Date) and the Company will have interest-only payments through January 1, 2020, followed by 36 equal monthly payments of principal and interest.

The Term Loans bear interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (a) the prime rate reported in the Wall Street Journal on the last business day of the month that immediately proceeds the month in which the interest will accrue, plus (b) 3.75%. The Company will be required to make a final payment of 7.95% of the principal amount of the Term Loans payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans.  On October 31, 2019, the Company entered into the Second Amendment and made a prepayment of $23.3 million, which amount was used to prepay i) a portion equal to $21.5 million of the outstanding principal of the Term Loans plus all accrued and unpaid interest thereon through the prepayment date, ii) prorated portion of the final payment with respect to the portion of such Term Loans being prepaid, plus iii) all outstanding lenders’ expenses as of the date of the Second Amendment (see note 9).

In conjunction with the Loan Agreement, the Company has issued the lenders warrants exercisable for 56,578 shares of common stock (the Warrants). The Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.35. The Warrants will terminate on the earlier of May 18, 2028 or the closing of a certain merger or consolidation transaction. The Company recorded the Warrants as a debt discount, which is a contra-liability against debt, and is amortizing the balance over the life of the underlying debt. The offset to the contra-liability is recorded as additional paid in capital in the Company’s balance sheet as the Warrants were determined to be an equity instrument. The Company determined the fair value of the Warrants at the date of issuance was $0.5 million using the Black-Scholes option pricing model based on significant unobservable inputs (Level 3) with an expected term of 10 years, volatility of 85.6%, risk free rate of 3.1% and expected dividend of 0%.

The costs incurred to issue the Term Loans of $0.1 million were deferred and are included in the discount to the carrying value of the Term Loans in the accompanying balance sheet. The deferred costs and the final payment fee are amortized to interest expense over the expected term of the Term Loans using the effective interest method with an effective interest rate of 10.7%.

The aggregate carrying amounts of the Term Loans are comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Principal	$26,450	$26,450
Add: accreted liability for final payment fee	1,821	276
Less: unamortized discount	(428)	(525)
	$27,843	$26,201

The Term Loans are secured by substantially all of the Company’s assets other than its intellectual property, except rights to payment from the sale, licensing or disposition of such intellectual property. In connection with the Second Amendment on October 31, 2019, the Company agreed to grant a security interest in the Company’s intellectual property as additional collateral to secure the Term Loans for the ratable benefit of the lenders.

The Company is also required to maintain its primary operating accounts at all times with one of the lenders. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of its capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. As of September 30, 2019, the Company was in compliance with the covenants contained in the Loan Agreement.

Based on the Company’s operating plans, cash, cash equivalents and marketable securities may not be sufficient to fund operations for the next 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. All amounts due under the Term Loans have been classified as a current liability on the condensed balance sheets.

Future maturities of the Term Loans, including the final payment fee, as of September 30, 2019 are as follows (in thousands):

September 30, 2019
Year ending December 31, 2019	—
Year ending December 31, 2020	8,817
Year ending December 31, 2021	8,817
Year ending December 31, 2022	10,919
28,553
Unaccreted balance for final payment fee on Loans	(282)
Unamortized discounts	(428)
$27,843

Subsequent to the Company’s Second Amendment, its future payments under the Term Loans are 36 equal monthly payments of principal and interest, beginning January 1, 2020 and will mature on December 1, 2022. An exit fee of 7.95% of the outstanding principal of $5.0 million will be due upon maturity.

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

During the three and nine months ended September 30, 2019, the Company sold 1,535 shares and 760,089 shares of its common stock under the Sales Agreement, respectively. The sales were made at a weighted average price of $6.02 for the three months ended September 30, 2019 and $10.41 for the nine months ended September 30, 2019. The Company received net proceeds of less than $0.1 million during the three months ended September 30, 2019 and net proceeds of $7.7 million during the nine months ended September 30, 2019. The Company may sell up to an additional $22.1 million in shares of the Company’s common stock under the Sales Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of September 30, 2019 is as follows:

Issued and Outstanding:
Stock options	4,395,696
Warrants for common stock	66,514
Shares reserved for issuance under the 2017 Employee Stock Purchase Plan	488,405
Shares reserved for future award grants	482,523
Total	5,433,138

The following table summarizes the allocation of the Company’s non-cash stock-based compensation expense for all stock awards during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$901	$842	$2,635	$2,377
General and administrative	1,152	1,085	3,762	2,743
Total	$2,053	$1,927	$6,397	$5,120

The Company has not recognized non-cash stock-based compensation expense for outstanding options to purchase 188,651 shares of common stock with performance-based vesting provisions after its evaluation that the occurrence of the individual milestones is not probable as of September 30, 2019.

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

Operating lease right-of-use asset and liability on the Company’s condensed balance sheets represent the present value of our remaining lease payments over the remaining lease term. The Company does not allocate lease payments to non-lease components; therefore, fixed payments for common-area maintenance and administrative services are included in its operating lease right-of-use asset and liability. The future undiscounted cash flows for the Company’s lease are consistent with those disclosed in its Form 10-K for the fiscal year ended December 31, 2018. The Company uses its incremental borrowing rate of 10.9% to calculate the present value of lease payments, as the implicit rate in its lease is not readily determinable.

9.	Subsequent Events

Corporate Restructuring

In October 2019, the Company implemented a corporate restructuring to extend the Company’s resources. In connection with the restructuring, the Company committed to a reduction in its total workforce by approximately 65%, to approximately 30 employees. The restructuring was approved by the Company’s Board of Directors on October 1, 2019. The Company estimates that it will incur a one-time personnel-related restructuring charge of approximately $1.0 million for employee severance and other related termination benefits. Payments are expected to be paid by December 31, 2019.

Loan Amendment

On October 31, 2019, the Company entered into the Second Amendment with its lenders. Pursuant to the terms of the Second Amendment, the lenders (i) agreed to waive any prepayment fee otherwise applicable to a prepayment of the Term Loans in connection with any prepayment of the Term Loans on or after the date of the Second Amendment, (ii) consent to the sale of certain specified equipment, so long as the net cash proceeds from the sale of such assets are used to repay the Term Loans, and (iii) release their lien on the specified equipment upon the closing of any such sale. Under the Second Amendment, the Company has also agreed to grant a security interest in the Company’s intellectual property as additional collateral to secure the Term Loans for the ratable benefit of the lenders.

In connection with the Second Amendment, the Company made a prepayment of $23.3 million, which amount was used to prepay i) a portion equal to $21.5 million of the outstanding principal of the Term Loans plus all accrued and unpaid interest thereon through the prepayment date, ii) prorated portion of the final payment with respect to the portion of such Term Loans being repaid, plus iii) all outstanding lenders expenses as of the date of the Second Amendment.

The pro-rated portion of the final payment with respect to the portion of such Term Loans repaid in October 2019 were recorded as notes payable, current portion in the accompanying condensed balance sheet as of September 30, 2019.

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

We are developing our lead product candidate, Toca 511 (vocimagene amiretrorepvec) & Toca FC (extended-release flucytosine), initially for the treatment of recurrent high grade glioma, or HGG, a brain cancer with limited treatment options, low survival rates and, therefore, a significant unmet medical need. We conducted a randomized, controlled Phase 3 clinical trial (Toca 5) of Toca 511 & Toca FC in patients with recurrent HGG, which was designed to serve as a registrational trial. At the final analysis, the trial missed the primary endpoint of overall survival compared to the standard of care treatment (11.1 months median compared to 12.2 months, HR=1.06, p=0.6154). In addition, all secondary endpoints showed no meaningful difference between the arms of the trial. The safety, tolerability and adverse event profile of Toca 511 & Toca FC was as expected for this patient population.

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

In April 2018, we entered into a license agreement, or ApolloBio License Agreement, with Beijing Apollo Venus Biomedical Technology Limited and ApolloBio Corp., or collectively ApolloBio, which became effective in July 2018, pursuant to which we granted to ApolloBio an exclusive license to develop and commercialize Toca 511 & Toca FC within the greater China region, including mainland China, Hong Kong, Macao and Taiwan, or the Licensed Territory. Under the ApolloBio License Agreement, we received an aggregate upfront payment of $16.0 million and we are eligible to receive up to a total of $111.0 million upon achievement of specified development and commercial milestones. In addition, we are also eligible for low double-digit tiered royalty payments based on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances. We have earned $2.0 million in development milestones as of September 30, 2019.

We do not have any products approved for sale and have not generated any revenue from product sales. Since our inception in August 2007, we have devoted substantially all of our efforts to developing our gene therapy platform and our lead product candidate, Toca 511 & Toca FC. We have never been profitable and have incurred significant operating losses in each year since our inception. We had an accumulated deficit of $268.8 million as of September 30, 2019. Substantially all of our net losses resulted from costs incurred in connection with our research, preclinical, clinical, product, regulatory and business development activities, as well as raising capital and building our infrastructure.

To fund further operations, we will need to raise additional capital. Accordingly, we will seek to fund our operations through equity and/or debt financings or through collaborations or partnerships with other entities which may not be available on a timely basis on terms acceptable by us, or at all.  If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, further reduce headcount, reorganize, merge with another entity, file for bankruptcy, or cease operations. In addition, subject to limited exceptions, our Loan Agreement (as defined below) also prohibits us from incurring indebtedness without the prior written consent of the lenders. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

Financial Operations Overview

Revenue

We currently have no products approved for sale and have not generated any revenues from the sale of products. We have not submitted any product candidate for regulatory approval.

We expect that any future revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

The following table sets forth our research and development expense by project for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Toca 511 & Toca FC	$12,841	$10,947	$36,266	$32,343
Vector technology	454	1,315	1,437	3,118
Total	$13,295	$12,262	$37,703	$35,461

We expect our research and development expenses to decrease for the foreseeable future as we scale back our expenses to preserve our cash position.

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

We anticipate continued expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and costs associated with being a public company.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
License revenue	$9	$18,009	$27	$18,027
Research and development expenses	13,295	12,262	37,703	35,461
General and administrative expenses	3,837	4,320	13,133	9,311
Interest income	361	441	1,367	1,087
Interest expense	(1,973)	(742)	(3,490)	(2,184)

License revenue   License revenue was less than $0.1 million for the three and nine months ended September 30, 2019, compared to $18.0 million for the three and nine months ended September 30, 2018. The license revenue recognized in the periods presented for 2018 relate to an upfront payment and milestones earned under our license agreement with ApolloBio.

Research and development expenses   Research and development expenses were $13.3 million and $37.7 million for the three and nine months ended September 30, 2019, respectively, compared to $12.3 million and $35.5 million for the three and nine months ended September 30, 2018, respectively. The increase of $1.0 million for the three months ended September 30, 2019 compared to the same period in 2018 was primarily related to increases in manufacturing costs of $3.3 million offset by a reduction in clinical development expenses of $2.3 million due to the Toca 5 trial nearing completion. The increase of $2.2 million for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to an increase in manufacturing costs of $4.2 million and personnel related costs of $1.5 million offset by a reduction in clinical development expenses of $4.9 million due to the Toca 5 trial nearing completion.

General and administrative expenses   General and administrative expenses were $3.8 million and $13.1 million for the three and nine months ended September 30, 2019, respectively, compared to $4.3 million and $9.3 million for the three and nine months ended September 30, 2018, respectively. The decrease of $0.5 million for the three months ended September 30, 2019 compared to the same period in 2018 was primarily related to foreign non-income tax expense of $1.0 million in 2018 offset by increased external services related to commercial readiness activities of $0.7 million. The $3.8 million increase for the nine months ended September 30, 2019 compared to the same period in 2018 was due to increased personnel related costs of $1.2 million and external services related to commercial readiness activities of $2.5 million. Based on our clinical trial results, commercial readiness activities have paused.

Interest income   Interest income was $0.4 million and $1.4 million for the three and nine months ended September 30, 2019, respectively, compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 2018, respectively.  The increase of $0.3 million for the nine months ended September 30, 2019 was primarily due to earning interest at higher rates during 2019 compared to 2018.

Interest expense   Interest expense was $2.0 million and $3.5 million for the three and nine months ended September 30, 2019, respectively, compared to $0.7 million and $2.2 million for the three and nine months ended September 30, 2018, respectively. We entered into an amended loan agreement in May 2018. Interest expense increased for the three and nine months ended September 30, 2019 due to an increase of $1.2 million related to accretion of our prorated portion of the final payment for our term loan prepayment made in October 2019.

Liquidity and Capital Resources

We have incurred significant losses and cumulative negative cash flows from operations since our inception. As of September 30, 2019, we had an accumulated deficit of $268.8 million and we anticipate that we will continue to incur losses.

Based on our operating plans, cash, cash equivalents and marketable securities may not be sufficient to fund operations for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loans (as defined below) have been classified as a current liability as of September 30, 2019 due to the assessment that a material adverse change clause under the Term Loans is not within our control. On October 31, 2019, we entered into an amendment, or the Second Amendment, to our Loan Agreement and made a prepayment of $23.3 million, which amount was used to prepay i) a portion equal to $21.5 million of the outstanding principal of the Term Loans plus all accrued and unpaid interest thereon through the prepayment date, ii) prorated portion of the final payment with respect to the portion of such Term Loans being prepaid, plus iii) all outstanding lenders’ expenses as of the date of the Second Amendment. We have not been notified of an event of default by the Lender as of the date of the filing of this Form 10-Q.

If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurances that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. These factors raise substantial doubt about our ability to continue as a going concern. We may be required to scale back or discontinue the advancement of product candidates, further reduce headcount, reorganize, merge with another entity, file for bankruptcy, or cease operations.

Since inception through September 30, 2019, we have funded our operations primarily through the private placement of our convertible preferred stock, our public offerings of our common stock, term loans, the issuance of convertible promissory notes and upfront and milestone payments under our license and collaboration agreements.

The loans under our amended and restated loan and security agreement with two lenders, dated May 18, 2018, as amended, or the Loan Agreement, are secured by substantially all of our assets other than our intellectual property (except rights to payment from the sale, licensing of disposition of such intellectual property). In connection with the Second Amendment on October 31, 2019, we agreed to grant a security interest in our intellectual property as additional collateral to secure the Term Loans for the ratable benefit of the lenders. As of September 30, 2019, the outstanding principal amount under the Loan Agreement was $26.5 million. Balances under the Loan Agreement accrue interest at the prime rate plus 3.75%, subject to a floor of 8.50%.  The interest rate as of September 30, 2019 was 9.25%. The loans under the Loan Agreement, or Term Loans, mature in December 2022 with interest only payments through January 1, 2020 followed by 36 monthly payments of principal and interest. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the Loan Agreement.

As of September 30, 2019, we had $55.3 million in cash, cash equivalents and marketable securities.  Our available cash and marketable securities are invested in accordance with our investment policy, primarily with a view to preserve principal and maintain liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(48,526)	$(22,526)
Investing activities	25,047	(4,946)
Financing activities	8,246	15,021
Net decrease in cash and cash equivalents	$(15,233)	$(12,451)

Operating Activities    Net cash used in operating activities was $48.5 million and $22.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in net cash used in operating activities was primarily attributable to an increase in net loss of $23.6 million due to $18.0 million in revenue under our ApolloBio collaboration being recognized in the nine months ended September 30, 2018 and changes in working capital resulting in net cash used in operating activities of $4.4 million for the nine months ended September 30, 2019 compared to net cash provided by operating activities of $0.4 million for the nine months ended September 30, 2018 as a result of the timing of manufacturing payments.

Investing Activities   Net cash provided by investing activities was $25.0 million for the nine months ended September 30, 2019 and net cash used in investing activities was $4.9 million for the nine months ended September 30, 2018. Net cash provided by and used in investing activities for the periods presented primarily relate to the net of purchases, sales and maturities of marketable securities used to fund our operations and purchases of property and equipment. We invest cash in excess of our immediate operating requirements in a way that maturity is staggered and designed to optimize our return on investments, while satisfying our liquidity needs.

Financing activities   Net cash provided by financing activities was $8.2 million and $15.0 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in cash provided by financing activities for the nine months ended September 30, 2019 was primarily related to net proceeds from our Loan Agreement of $26.3 million offset by cash paid on extinguishment of our prior loan and security agreement of $8.6 million in May 2018. Net cash provided by financing activities for the nine months ended September 30, 2019 was primarily related to net proceeds of $7.7 million received under our Equity Distribution Agreement with Citigroup Global Markets Inc., or the ATM facility.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses for personnel, third-party clinical research and development services, manufacturing expenses, laboratory expenses, regulatory expenses, marketing, and general and administrative expenses. Based on our operating plans, cash, cash equivalents and marketable securities may not be sufficient to fund operations for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loans have been classified as a current liability as of September 30, 2019 due to the assessment that a material adverse change clause under the Term Loans is not within our control. On October 31, 2019, we entered into the Second Amendment and made a prepayment of $23.3 million, which amount was used to prepay (A) a portion equal to $21.5 million of the outstanding principal of the Term Loans plus all accrued and unpaid interest thereon through the prepayment date, ii) prorated portion of the final payment with respect to the portion of such Term Loans being prepaid, plus iii) all outstanding lenders’ expenses as of the date of the Second Amendment. We have not been notified of an event of default by the Lender as of the date of the filing of this Form 10-Q.

The successful development of any product candidate is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of our current and future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of product candidates. This is due to the numerous risks and uncertainties associated with gene therapy product development, including the uncertainty of:

•	the progress, timing, costs and results of development for our product candidates;
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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through equity and/or debt financings. We may also consider new collaborations or selectively partnering our technology or programs.  Other than our ATM facility, we do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. Subject to limited exceptions, our Loan Agreement also prohibits us from incurring indebtedness without the prior written consent of the lenders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of one or more of our product candidates. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in securities of high credit quality. As of September 30, 2019, we had cash, cash equivalents and marketable securities of $55.3 million. A significant portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We also have interest rate exposure as a result of our Loan Agreement. As of September 30, 2019, the outstanding principal amount under the Loan Agreement was $26.5 million. The term loan bears interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (a) the prime rate reported in the Wall Street Journal on the last business day of the month that immediately proceeds the month in which the interest will accrue, plus (b) 3.75%. Changes in the U.S. Dollar prime rate may therefore affect our interest expense associated with the term loan.

If a 10% change in interest rates were to have occurred on September 30, 2019, this change would not have had a material effect on our interest expense as of that date.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our business and industry

We will require substantial additional financing to achieve our goals, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.*

Developing gene therapy products is expensive. As of September 30, 2019, our cash, cash equivalents and marketable securities were $55.3 million. Based on our operating plans, cash, cash equivalents and marketable securities may not be sufficient to fund operations for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. In November 2018, we entered into an Equity Distribution Agreement with Citigroup Global Markets Inc., or Citigroup, pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through Citigroup, as our sales agent, or the ATM facility.  Through September 30, 2019, we have sold 760,089 shares of common stock under our ATM facility and received net proceeds of $7.7 million. Other than our ATM facility, we do not have any committed external source of funds. We may also consider new collaborations or selectively partner our technology or programs. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges.

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

If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, further reduce headcount, reorganize, merge with another entity, file for bankruptcy, or cease operations.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are not profitable and have incurred net losses in each year since our inception in 2007, including net losses of $49.0 million for the year ended December 31, 2018 and $52.9 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $268.8 million.

We have devoted most of our financial resources to research and development, including our clinical, preclinical and platform development activities. To date, we have financed our operations primarily through the private placement of our convertible preferred stock, public offerings of our common stock, term loans, the issuance of convertible promissory notes and upfront and milestone payments under our license and collaboration agreements. We expect to continue to incur operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenue. We conducted a randomized, controlled Phase 3 clinical trial (Toca 5) of Toca 511 & Toca FC in patients with recurrent HGG, which was designed to serve as a registrational trial. We received the data from this trial in September 2019. At the final analysis, the trial missed the primary endpoint of overall survival compared to the standard of care treatment (11.1 months median compared to 12.2 months, HR=1.06, p=0.6154). In addition, all secondary endpoints showed no meaningful difference between the arms of the trial. It will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. Even if we or our strategic partners succeed in obtaining regulatory approval and commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We conducted a randomized, controlled Phase 3 clinical trial (Toca 5) of Toca 511 & Toca FC in patients with recurrent HGG, which was designed to serve as a registrational trial. The final analysis from this trial was disclosed in September 2019. At the final analysis, the trial missed the primary endpoint of overall survival compared to the standard of care treatment (11.1 months median compared to 12.2 months, HR=1.06, p=0.6154). In addition, all secondary endpoints showed no meaningful difference between the arms of the trial. The safety, tolerability and adverse event profile of Toca 511 & Toca FC was as expected for this patient population.

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

We and our CROs are required to comply with the GCPs for conducting, recording, auditing and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these GCPs through periodic inspections of study sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials will require a sufficient number of test subjects to evaluate the safety and effectiveness of our product candidates. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate clinical trials, any of which would have an adverse effect on our business.

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

We currently have a limited marketing and sales organization. If we are unable to expand our marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.*

We currently have limited sales, marketing and distribution capabilities. At the appropriate time, if ever, we would build a commercial infrastructure which would require significant capital expenditures, management resources and time. ApolloBio retains the rights to develop and commercialize Toca 511 & Toca FC in the greater China region, including mainland China, Hong Kong, Macao and Taiwan. We may build our own commercial infrastructure in other territories or consider additional opportunities to enter into out-licensing or co-promotion agreements with other pharmaceutical or biotechnology companies to develop and/or commercialize our product candidates outside the United States. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

In May 2018, we entered into a Loan Agreement with Oxford Finance LLC and Silicon Valley Bank, as amended in August 2018, which is secured by substantially all of our assets other than our intellectual property (except rights to payment from the sale, licensing or disposition of such intellectual property). In connection with the Second Amendment on October 31, 2019, we agreed to grant a security interest in our intellectual property as additional collateral to secure the Term Loans for the ratable benefit of the lenders. We borrowed $26.5 million upon execution of the Loan Agreement. Approximately $8.6 million of the proceeds received was used to repay the outstanding principal, interest and final payment fees owed under our prior loan and security agreement.

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

The Loan Agreement also includes events of default, the occurrence and continuation of which provide Oxford Finance LLC, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the Loan Agreement, including foreclosure against our properties securing the Loan Agreement, including our cash, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. These events of default include, among other things, our failure to pay any amounts due under the Loan Agreement, a breach of covenants under the Loan Agreement, our insolvency, impairment in the perfection or priority of each lender’s security interest in the collateral, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, our failure to obtain or maintain material governmental approvals, and a final judgment against us of at least $250,000. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lenders could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the Loan Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

Risks related to government regulation

The FDA may disagree with our regulatory plans, and we may fail to obtain regulatory approval of our product candidates.*

Following receipt of Breakthrough Therapy Designation from the FDA, we redesigned our Phase 2/3 clinical trial of Toca 511 & Toca FC for the treatment of recurrent HGG to a single Phase 3 trial design and have included the 187 patients that were previously enrolled in the Phase 2/3 trial in the total of approximately 380 patients enrolled in the redesigned trial. The general approach for FDA approval of a new biologic or drug is to require dispositive data from two adequate and well-controlled Phase 3 clinical trials of the biologic or drug in the relevant patient population. The redesigned Phase 3 trial, which we refer to as Toca 5, upon final analysis, missed the primary endpoint of overall survival compared to the standard of care treatment (11.1 months median compared to 12.2 months, HR=1.06, p=0.6154). In addition, all secondary endpoints showed no meaningful difference between the arms of the trial. We are currently evaluating the next steps for the development of Toca 511 & Toca FC, including whether additional clinical trials are advisable, either alone or with a partner.

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
•

as evident by the results from Toca 5,we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks or are better than recently produced safety or efficacy data for other products;

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

Risks related to ownership of our common stock

If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Global Select Market.*

On October 28, 2019, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC, or Nasdaq, notifying us that the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Select Market, as required by Nasdaq Listing Rule 5550(a)(2). Nasdaq stated in its October 28, 2019 letter that, in accordance with Nasdaq Listing 5810(c)(3)(A), we have a grace period of 180 calendar days, or until April 27, 2020, to regain compliance with the minimum closing bid price requirement for continued listing. We will regain compliance if our closing bid price is at or above $1.00 for at least 10 consecutive business days anytime during the 180-day grace period.

There is no guarantee that we will be able to regain compliance with the Nasdaq minimum bid price requirement, which could result in Nasdaq taking steps to delist our common stock. Delisting from The Nasdaq Global Select Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by The Nasdaq Global Select Market, the price of our common stock may decline, and although our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We had 23,897,771 shares of common stock outstanding as of November 1, 2019. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock. In addition, as of September 30, 2019, 4,945,457 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

In November 2018, we entered into the ATM facility with Citigroup, pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through Citigroup, as our sales agent.  As of September 30, 2019, we sold 760,089 shares of our common stock under the ATM facility and received net proceeds of $7.7 million.

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

•

provide that special meetings of our stockholders may be called only by the chairman of the board, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•

provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction).

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine; provided, that these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

4.2†

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

4.5	Warrant to Purchase Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.6 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.
4.6	Warrant to Purchase Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.
4.7	Warrant to Purchase Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.
4.8	Warrant to Purchase Stock, dated May 18, 2018, issued to Silicon Valley Bank, incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.
10.1*	Consent and Second Amendment to Amended and Restated Loan and Security Agreement, dated October 31, 2019, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank.
31.1*	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2019	TOCAGEN INC.

	By:	/s/ Martin J. Duvall
Martin J. Duvall
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Foletta
Mark Foletta
Chief Financial Officer
(Principal Financial Officer)