Form 10-K
period 2019-12-31
Tocagen Inc
filed 2020-02-27
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38052

TOCAGEN INC.

(Exact name of registrant as specified in its Charter)

Delaware	26-1243872
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4242 Campus Point Court, Suite 600 San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 412-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TOCA	The Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $223 million based on the closing price of the registrant’s common stock on June 30, 2019 of $9.34 per share, as reported by the Nasdaq Global Select Market.

As of February 21, 2020, there were 23,899,261 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2019.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•

our ability to satisfy the required conditions and otherwise complete our planned merger with Forte Biosciences, Inc., or Forte, or the Merger, pursuant to the Agreement and Plan of Merger and Reorganization, dated February 19, 2020, or the Merger Agreement, by and among Tocagen, Telluride Merger Sub, Inc., a wholly-owned subsidiary of Tocagen, and Forte, on a timely basis or at all;

•

the expected benefits and potential value created by the proposed Merger for our stockholders, including the ownership percentage of our stockholders in the combined organization immediately following the consummation of the proposed Merger;

•	our ability to establish and maintain potential new collaborative, partnering or other strategic arrangements for our programs, including a sale or other divestiture of our program assets;
•	our ability to monetize our program assets to support the ownership percentage of our stockholders in the proposed Merger;
•	our projected operating and financial performance;
•

our estimates regarding the sufficiency of our cash resources, expenses, including those related to the consummation of the proposed Merger, capital requirements and needs for additional financing, and our ability to obtain additional financing and to continue as a going concern if the Merger is not completed; and

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others.

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

We had been developing our lead product candidate, Toca 511 (vocimagene amiretrorepvec) & Toca FC (extended-release flucytosine), for the treatment of recurrent high grade glioma, or HGG, a brain cancer with limited treatment options, low survival rates and, therefore, a significant unmet medical need. We conducted a randomized, controlled Phase 3 clinical trial (Toca 5) of Toca 511 & Toca FC in patients with recurrent HGG, which was designed to serve as a registrational trial. At the final analysis, the trial missed the primary endpoint of overall survival compared to the standard of care treatment (11.1 months median compared to 12.2 months, HR=1.06, p=0.6154). In addition, all secondary endpoints showed no meaningful difference between the arms of the trial. We have discontinued further development of Toca 511 & Toca FC.

To conserve our cash resources, we have substantially reduced our workforce and have wound down and suspended our research and development activities. We are continuing to provide study drug for patients who remain on therapy via investigator sponsored trials (principal investigator assumes responsibility) through single patient INDs and are continuing our day-to-day business operations including the limited remaining activities required to wrap up the Toca 5 trial.

Following the announcement of the Toca 5 trial results, our board of directors commenced a process of evaluating strategic alternatives to maximize stockholder value. To assist with this process, our board of directors engaged a financial advisory firm to help explore our available strategic alternatives, including possible mergers and business combinations, a sale of part or all of our assets, and collaboration and licensing arrangements. On February 19, 2020, we and Forte announced the signing of the Merger Agreement. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by our stockholders, a wholly owned subsidiary of Tocagen will be merged with and into Forte, with Forte surviving the Merger as a wholly-owned subsidiary of Tocagen.

The proposed Merger is structured as a stock-for-stock transaction whereby all of Forte's outstanding shares of common stock and securities convertible into or exercisable for Forte’s common stock will be converted into the right to receive Tocagen common stock and securities convertible into or exercisable for Tocagen common stock. Under the exchange ratio formula in the Merger Agreement, the former Forte equityholders immediately before the Merger are expected to own approximately 74.5% of the outstanding capital stock of Tocagen (without giving effect to the anticipated concurrent financing), and the equityholders of Tocagen immediately before the Merger are expected to own approximately 25.5% of the outstanding capital stock of Tocagen, on a fully diluted basis using the treasury stock method subject to certain assumptions. We anticipate that the Merger will close in the second quarter of 2020. This transaction, which has been approved by our board of directors and the board of directors of Forte, is subject to the satisfaction or waiver of certain conditions, including the required approvals by the parties' stockholders and other customary closing conditions. Certain affiliates of ours who hold approximately 6% of our common stock as of date of the Merger Agreement have agreed to vote in favor of the Merger and certain affiliates of Forte, who hold approximately 95% of the outstanding capital stock of Forte as of date of the Merger Agreement have agreed to vote in favor of the Merger.

Although we have entered into the Merger Agreement and intend to consummate the proposed Merger, there is no assurance that we will be able to successfully consummate the proposed Merger on a timely basis, or at all. If, for any reason, the proposed Merger is not completed, we will reconsider our strategic alternatives and could pursue one or more of the following courses of action:

•

Pursue potential collaborative, partnering or other strategic arrangements for our assets, including a sale or other divestiture of our assets.  We have discontinued further development of our programs, including Toca 511 & Toca FC, and do not currently have any plans to resume development of any of our development programs. We continue our efforts to seek potential collaborative, partnering or other strategic arrangements for our programs, including a sale or other divestiture of our assets which could allow our technology to continue being developed.

•

Pursue another strategic transaction like the proposed Merger.  Our board of directors may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the proposed Merger.

•

Dissolve and liquidate our assets.  If, for any reason, the proposed Merger is not consummated and we are unable to identify and complete an alternative strategic transaction like the Merger or potential collaborative, partnering or other strategic arrangements for our assets, or to continue to operate our business due to our inability to raise additional funding, we may be required to dissolve and liquidate our assets. In such case, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to our stockholders after paying our debts and other obligations and setting aside funds for reserves.

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

Manufacturing

Toca 511 & Toca FC, consists of a biological component and a drug component, which are separately manufactured and are both covered by our proprietary intellectual property. The process for Toca 511 manufacturing and testing has been developed internally and we believe that the process itself and the expertise to design and implement this process as well as the testing are significant assets. The process and the vector composition are covered by patents, patent applications and trade secrets. The process for Toca FC (extended release 5-FC) was also designed internally. We have relied on third-party contract manufacturing organizations, or CMOs, for both of these manufacturing processes to produce our final product for clinical use, as we do not own or operate manufacturing facilities.

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

Grants

In August 2017, we were awarded a $2.0 million grant by the U.S. Food and Drug Administration Office of Orphan Products Development to support our Phase 3 clinical trial, or OOPD Grant. Under the grant agreement, we will be reimbursed for qualifying expenses over a four-year period subject to the availability of funds and satisfactory progress of the trial. At December 31, 2019, we had received $1.5 million relating to the OOPD Grant. We do not anticipate receiving the remaining $0.5 million reimbursement for qualifying expenses.

We have also received grants from the following entities: National Institutes of Health, Voices Against Brain Cancer, Musella Foundation, Accelerate Brain Cancer Cure, Inc., National Brain Tumor Society, American Brain Tumor Association, Adenoid Cystic Carcinoma Research Foundation, and Internal Revenue Service — Qualifying Therapeutic Discovery Project Program.

Sales and Marketing

We currently are not conducting any sales, marketing or distribution activities.

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

Through licensing and developing our own portfolio, and as of December 31, 2019, we have rights to 14 issued patents in the United States, eleven of which are assigned to us and three of which are exclusively licensed to us, and 106 issued and granted patents in foreign countries, 105 of which are assigned to us and one of which is exclusively licensed to us, eight patent applications in the United States, all of which are assigned to us and 52 patent applications in foreign countries, all of which are assigned to us. We believe that the issued patents will provide coverage on our technology platform and product candidates until approximately 2030. We file intellectual property we believe to be key to our business at a minimum in jurisdictions including the United States, Europe and Japan. Our original core technology was licensed from USC and The Regents of the University of California. Families within the portfolio are directed to our RRV technology platform, the modified CD gene that we use in Toca 511, various other therapeutic modalities and genes for use with RRV, manufacturing methods for RRV, the extended release Toca FC formulation, various combination therapies with Toca 511 & Toca FC and other agents, intravenous administration of RRV and diagnostic assays for detection of RRV. Currently there are 119 pending trademarks, five of which are pending in the United States and 114 of which are pending in various jurisdictions outside the United States.

We possess significant knowledge relating to the construction, manufacture, development and protection of gene therapy products. We aim to protect certain intellectual property through a trade secret strategy.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize similar products that are safer, more effective, have fewer side effects or are less expensive than any products that we and/or our collaborators may develop.

Government Regulation

New Drug Development and Approval Process

Numerous governmental authorities in the United States and other countries extensively regulate the testing, clinical development, manufacturing and marketing of pharmaceutical products and ongoing research and development activities. In the United States, the FDA rigorously reviews pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and applicable regulations. Non-compliance with FDA regulations can result in administrative and judicial sanctions, including warning or untitled letters, clinical holds, fines, recall or seizure of products, injunctions, total or partial suspension of production, refusal of the government to approve marketing applications or allow entry into supply contracts, refusal to permit import or export of products, civil penalties, criminal prosecution and other actions affecting a company and its products.

Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the biological activity and safety of the product. In some cases, long-term preclinical studies are conducted while clinical studies are ongoing.  When the preclinical testing is considered adequate by the sponsor to demonstrate the safety and scientific rationale for initial human studies, the results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND submission. The IND becomes effective, if not rejected by the FDA, within 30 days after the FDA receives the IND. The FDA may, either during the 30-day period after filing of an IND or at any future time, impose a clinical hold on proposed or ongoing clinical trials on various grounds, including that the study subjects are or would be exposed to an unreasonable and significant health risk. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.

Clinical trials involve the administration of the investigational product candidates to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of the IND. In addition, each clinical trial must be approved and conducted under the auspices of an Investigational Review Board, or IRB, and with patient informed consent. The IRB typically considers, among other things, ethical factors and the safety of human subjects.

Concurrent with clinical trials and preclinical studies, companies must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product. In addition, manufacturers, including contract manufacturers, are required to comply with current applicable FDA Good Manufacturing Practice, or cGMP, regulations. The cGMP regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. The manufacturing process must be capable of consistently producing quality batches of the product and the manufacturer must develop methods for testing the quality, purity and potency of the final drugs. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

After the completion of the clinical trial phases of development, if the sponsor concludes that there is substantial evidence that the drug candidate is safe and effective for its intended use, the sponsor may submit a NDA/BLA to the FDA.

If the FDA approves an application, the drug becomes available for physicians to prescribe.

Any products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including record keeping requirements, reporting of adverse experiences with the drug, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. Drug manufacturers and their subcontractors are required to register their establishments and are subject to periodic unannounced inspections for compliance with cGMP requirements. Also, newly discovered or developed safety or effectiveness data may require changes to a product's approved labeling, including the addition of new warnings and contraindications, or even in some instances revocation or withdrawal of the product's approval. In addition, prescription drugs may be promoted only for the approved indications in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

Pharmaceutical Pricing and Reimbursement

We currently have no marketed products. In both domestic and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government authorities or programs, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Third-party payors may also control access to, or manage utilization of, our products with various utilization management techniques, such as requiring prior authorization for coverage of our products.

Within the United States, if we obtain appropriate approval in the future to market any of our drug product candidates, those products could potentially be covered by various government health benefit programs as well as purchased by government agencies. The participation in such programs or the sale of products to such agencies is subject to regulation. The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.

Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, participating manufacturers are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law and may be subject to an additional discount if certain pricing increases more than inflation.

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Drugs may be covered under Medicare Part D. Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Since 2011, manufacturers with marketed brand name drugs have been required to provide a 50% discount the negotiated price for on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits, and, beginning in 2019, that discount increased to 70%.

Drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (FSS). FSS participation is required for a drug product to be covered and reimbursed by certain federal agencies and for coverage under Medicaid, Medicare Part B and the Public Health Service (PHS) pharmaceutical pricing program. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended not to exceed the price that a manufacturer charges its most-favored non-federal customer for its product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing (known as the "federal ceiling price") and may be subject to an additional discount if pricing increases more than the rate of inflation.

To maintain coverage of drugs under the Medicaid Drug Rebate Program, manufacturers are required to extend discounts to certain purchasers under the PHS pharmaceutical pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive health services grants from the PHS.

The United States and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Healthcare Reform Act, which includes changes to the coverage and reimbursement of drug products under government health care programs. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminates the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called "individual mandate"). "). In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the Health Care Reform Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Healthcare Reform Act has also been subject to judicial challenge. On December 18, 2019, the Court of Appeals for the 5th Circuit upheld the district court ruling that the individual mandate was unconstitutional and remanded the case back to the district court to determine whether the remaining provisions of the Healthcare Reform Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Healthcare Reform Act will impact the Healthcare Reform Act and our business.

Recently, there has been considerable public and government scrutiny in the U.S. of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals.  At the federal level, the Trump Administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. In addition, in May of 2018, President Trump and the Secretary of the Department of Health and Human Services released a "blueprint" to lower prescription drug prices and out-of-pocket costs. The Department of Health and Human Services, or HHS, solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Such measures could cause significant operational and reimbursement changes for the pharmaceutical industry.

There have also been several recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices or price increases. For example, at the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates if approved for sale.

We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

Other Healthcare Laws

We are currently or will in the future be subject to healthcare regulation and enforcement by the federal government and the states in which we may conduct our business if our product candidates are approved by the FDA and commercialized in the United States. In addition to the FDA’s restrictions on marketing of pharmaceutical products, the U.S. healthcare laws and regulations that may affect our ability to operate include federal and state fraud and abuse laws, including the anti-kickback and false claims laws; data privacy and security laws; and transparency laws related to payments and/or other transfers of value made to physicians and other healthcare professionals and teaching hospitals.

Anti-kickback laws, among other things, prohibit entities and individuals from soliciting, offering, receiving, or paying any remuneration to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. False claims laws prohibit, among other things, anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payors (including Medicare and Medicaid) that are false or fraudulent.

The federal physician payment transparency requirements created under the Healthcare Reform Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals and ownership or investment interests held by such healthcare professionals and their immediate family members.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA,  as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of such individually identifiable health information.

Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payer. In addition, state data privacy laws that protect the security of health information may differ from each other and may not be preempted by federal law. Moreover, several states have enacted legislation requiring pharmaceutical manufacturers  to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, report information related to drug pricing, require the registration of sales representatives, and prohibit certain other sales and marketing practices.

If our operations are found to be in violation of these laws, we may be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Employees

As of December 31, 2019, we had 29 total employees, all of which were full-time employees. Of these full-time employees, 20 employees are engaged in research and development activities and 9 employees are engaged in finance and general management activities including accounting, contracts, human resources, information technology, investor relations, marketing and business development.

Corporate Information

We were incorporated in Delaware in August 2007. Our principal executive offices are located at 4242 Campus Point Court, Suite 600, San Diego, California 92121. Our telephone number is (858) 412-8400. Our website address is www.tocagen.com.

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

Risks Related to the Proposed Merger

The exchange ratio set forth in the Merger Agreement is not adjustable based on the market price of our common stock, so the merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set the exchange ratio for the Forte capital stock, and the exchange ratio is based on the outstanding capital stock of Forte and the outstanding common stock of Tocagen, in each case immediately prior to the closing of the Merger. Applying the exchange ratio formula in the Merger Agreement, the former Forte equityholders immediately before the Merger are expected to own approximately 74.5% of the outstanding capital stock of Tocagen immediately following the Merger, and the equityholders of Tocagen immediately before the Merger are expected to own approximately 25.5% of the outstanding capital stock of Tocagen immediately following the Merger, on a fully diluted basis using the treasury stock method subject to certain assumptions. Under certain circumstances further described in the Merger Agreement, however, these ownership percentages may be adjusted upward or downward based on cash levels of the respective companies at the closing of the Merger, and as a result, either our stockholders or the Forte stockholders could own less of the combined company than expected.

Any changes in the market price of our common stock before the completion of the Merger will not affect the number of shares of our common stock issuable to Forte's stockholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Forte's stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of our common stock increases from the market price of our common stock on the date of the Merger Agreement, then Forte's stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the Merger Agreement. The Merger Agreement does not include a price-based termination right. Because the exchange ratio does not adjust as a result of changes in the market price of our common stock, for each one percentage point change in the market price of our common stock, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration payable to Forte's stockholders pursuant to the Merger Agreement.

Failure to complete the proposed Merger may result in Tocagen and Forte paying a termination fee to the other party and could significantly harm the market price of our common stock and negatively affect the future business and operations of each company.

If the proposed Merger is not completed and the Merger Agreement is terminated under certain circumstances, we may be required to pay Forte a termination fee of up to $750,000. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, each of Tocagen and Forte will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed. Further, if the proposed Merger is not completed, it could significantly harm the market price of our common stock.

In addition, if the Merger Agreement is terminated and the board of directors of Tocagen or Forte determines to seek another business combination, there can be no assurance that either we or Forte will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Merger Agreement.

The proposed Merger is subject to approval of the Merger Agreement by our stockholders and the Forte stockholders. Failure to obtain these approvals would prevent the closing of the Merger.

Before the proposed Merger can be completed, the stockholders of each of Tocagen and Forte must approve the Merger Agreement.  Failure to obtain the required stockholder approvals, may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the proposed Merger may materially adversely affect the timing and benefits that are expected to be achieved from the proposed Merger.

The Merger may be completed even though certain events occur prior to the closing that materially and adversely affect Tocagen or Forte.

The Merger Agreement provides that either Tocagen or Forte can refuse to complete the proposed Merger if there is a material adverse change affecting the other party between February 19, 2020, the date of the Merger Agreement, and the closing of the Merger that is continuing. However, certain types of changes do not permit either party to refuse to complete the proposed Merger, even if such change could be said to have a material adverse effect on Tocagen or Forte, including:

•	general business, economic or political conditions or conditions generally affecting the industries in which Forte or Tocagen, as applicable, operates;
•	any natural disaster or any acts of war, armed hostilities or terrorism;
•	any changes in financial, banking or securities markets;
•	with respect to Tocagen, any change in the stock price or trading volume of Tocagen excluding any underlying effect that may have caused such change;
•	with respect to Tocagen, failure to meet internal or analysts' expectations or projects or the results of operations;
•	with respect to Forte, failure to meet internal projections or forecasts or third party revenue or earnings predictions;
•	any change in accounting requirements or principles or any change in applicable laws, rules, or regulations or the compliance with or interpretation thereof;
•	any effect resulting from the announcement or pendency of the proposed Merger or any related transactions; and
•	the taking of any action, or the failure to take any action, by either Tocagen or Forte required to comply with the terms of the Merger Agreement.

If adverse changes occur and Tocagen and Forte still complete the Merger, the market price of the combined organization's common stock may suffer. This in turn may reduce the value of the Merger to the stockholders of Tocagen, Forte or both.

Some Tocagen and Forte officers and directors have interests in the proposed Merger that are different from the respective stockholders of Tocagen and Forte and that may influence them to support or approve the Merger without regard to the interests of the respective stockholders of Tocagen and Forte.

Certain officers and directors of Tocagen and Forte participate in arrangements that provide them with interests in the proposed Merger that are different from the interests of the respective stockholders of Tocagen and Forte, including, among others, the continued service as an officer or director of the combined organization, severance benefits, the acceleration of stock option vesting, continued indemnification and the potential ability to sell an increased number of shares of common stock of the combined organization in accordance with Rule 144 under the Securities Act of 1933, as amended.

For example, we have entered into certain employment and severance benefits agreements with certain of our executive officers that may result in the receipt by such executive officers of cash severance payments and other benefits in the event of a covered termination of employment of each executive officer's employment. The closing of the Merger will also result in the acceleration of vesting of options to purchase shares of our common stock held by our executive officers and directors, whether or not there is a covered termination of such officer's employment. In addition, and for example, certain of Forte's directors and executive officers have options, subject to vesting, to purchase shares of Forte's common stock which, at the closing of the Merger, shall be converted into and become options to purchase shares of our common stock, certain of Forte's directors and executive officers are expected to become directors and executive officers of Tocagen upon the closing of the Merger, and all of Forte's directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. These interests, among others, may influence the officers and directors of Tocagen and Forte to support or approve the proposed Merger.

The market price of our common stock following the Merger may decline as a result of the Merger.

The market price of our common stock may decline as a result of the Merger for a number of reasons including if:

•	investors react negatively to the prospects of the combined organization's product candidates, business and financial condition following the Merger;
•	the effect of the Merger on the combined organization's business and prospects is not consistent with the expectations of financial or industry analysts; or
•	the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

Tocagen and Forte equityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined organization following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.

After the completion of the Merger, the current securityholders of Tocagen and Forte will own a smaller percentage of the combined organization than their ownership in their respective companies prior to the Merger. Immediately after the Merger, it is currently estimated that Forte equityholders will own approximately 74.5% of the common stock of the combined organization, and Tocagen equityholders, whose shares of Tocagen common stock will remain outstanding after the Merger, will own approximately 25.5% of the common stock of the combined organization, on a fully diluted basis using the treasury stock method subject to certain assumptions. These estimates are based on the anticipated exchange ratio and are subject to adjustment as provided in the Merger Agreement. See also the risk factor above titled, "The exchange ratio is not adjustable based on the market price of Tocagen common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed."

In addition, the 8 member board of directors of the company will initially include 6 individuals with prior affiliations with Forte and 2 individuals with prior affiliations with Tocagen. Consequently, securityholders of Tocagen and Forte will be able to exercise less influence over the management and policies of the combined organization following the closing of the Merger than they currently exercise over the management and policies of their respective companies.

Tocagen and Forte stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined organization is unable to realize the strategic and financial benefits currently anticipated from the proposed Merger, Tocagen's and Forte's stockholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the expected strategic and financial benefits currently anticipated from the proposed Merger.

The combined company will need to raise additional capital by issuing securities or debt or through licensing or other strategic arrangements, which may cause dilution to the combined company's stockholders or restrict the combined company's operations or impact its proprietary rights.

The combined company may be required to raise additional funds sooner than currently planned. In this regard, the exchange ratio may be impacted by cash levels of the respective companies at the closing of the Merger. The Merger Agreement conditions the completion of the Merger upon Tocagen holding a minimum amount of cash greater than or equal to $3,000,000 at the effective time of the Merger. The Merger Agreement does not condition the completion of the Merger upon Forte holding a minimum amount of cash at the effective time of the Merger. If either or both of Tocagen or Forte hold less cash at the time of the closing Merger than the parties currently expect, the combined company will need to raise additional capital sooner than expected. Additional financing may not be available to the combined company when it needs it or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such an issuance may cause significant dilution to the combined company's stockholders' ownership and the terms of any new equity securities may have preferences over the combined company's common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company's assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of the combined company's technologies or product candidates and proprietary rights, or grant licenses on terms that are not favorable to the combined company.

During the pendency of the proposed Merger, Tocagen and Forte may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Tocagen and Forte to make acquisitions, subject to certain exceptions relating to fiduciary duties, as set forth below, or to complete other transactions that are not in the ordinary course of business pending completion of the proposed Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during such period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions could be favorable to such party's stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Tocagen and Forte from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party's board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior takeover proposal and that failure to cooperate with the proponent of the proposal would be reasonably likely to be inconsistent with the applicable board's fiduciary duties.

Because the lack of a public market for Forte's capital stock makes it difficult to evaluate the value of Forte's capital stock, the stockholders of Forte may receive shares of our common stock in the Merger that have a value that is less than, or greater than, the fair market value of Forte's capital stock.

The outstanding capital stock of Forte is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Forte. Because the percentage of our common stock to be issued to Forte's stockholders was determined based on negotiations between the parties, it is possible that the value of our common stock to be received by Forte's stockholders will be less than the fair market value of Forte, or Tocagen may pay more than the aggregate fair market value for Forte.

If the conditions to the Merger are not met, the Merger will not occur.

Even if the Merger is approved by the stockholders of Tocagen and Forte, specified conditions must be satisfied or waived to complete the Merger. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and Tocagen and Forte each may lose some or all of the intended benefits of the proposed Merger.

Litigation relating to the proposed Merger could require Tocagen or Forte to incur significant costs and suffer management distraction, and could delay or enjoin the proposed Merger.

Tocagen and Forte could be subject to demands or litigation related to the proposed Merger, whether or not the Merger is consummated. Such actions may create uncertainty relating to the Merger, or delay or enjoin the Merger.

There is no assurance that the proposed Merger will be completed in a timely manner or at all. If the proposed Merger is not consummated, our business could suffer materially and our stock price could decline.

The closing of the proposed Merger is subject to the satisfaction or waiver of a number of closing conditions, as described above, including the required approvals by Tocagen and Forte stockholders and other customary closing conditions. See the risk factors above titled, "The proposed Merger is subject to approval of the Merger Agreement by our stockholders and the Forte stockholders. Failure to obtain these approvals would prevent the closing of the Merger" and "If the conditions to the Merger are not met, the Merger will not occur." If the conditions are not satisfied or waived, the proposed Merger may be materially delayed or abandoned. If the proposed Merger is not consummated, our ongoing business may be adversely affected and, without realizing any of the benefits of having consummated the proposed Merger, we will be subject to a number of risks, including the following:

•	we have incurred and expect to continue to incur significant expenses related to the proposed Merger even if the Merger is not consummated;
•	we could be obligated to pay Forte a termination fee of up to $750,000 under certain circumstances set forth in the Merger Agreement;
•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed Merger will be completed; and
•

matters relating to the proposed Merger have required and will continue to require substantial commitments of time and resources by our remaining management and employees, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

We also could be subject to litigation related to any failure to consummate the proposed Merger or to perform our obligations under the Merger Agreement. If the proposed Merger is not consummated, these risks may materialize and may adversely affect our business, financial condition and the market price of our common stock.

If the proposed Merger is not completed, we may be unsuccessful in completing an alternative transaction on terms that are as favorable as the terms of the proposed Merger with Forte, or at all, and we may otherwise be unable to continue to operate our business. Our board of directors may decide to pursue a dissolution and liquidation of Tocagen. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

Our assets currently consist primarily of cash, cash equivalents and short-term investments, our RRV platform assets, other preclinical program assets, the remaining value, if any, of our deferred tax assets, our listing on The Nasdaq Global Select Market and the Merger Agreement with Forte. While we have entered into the Merger Agreement with Forte, the closing of the proposed Merger may be delayed or may not occur at all and there can be no assurance that the proposed Merger will deliver the anticipated benefits we expect or enhance stockholder value. If we are unable to consummate the proposed Merger, our board of directors may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the proposed Merger. Attempting to complete an alternative transaction like the proposed Merger will be costly and time consuming, and we can make no assurances that such an alternative transaction would occur at all. Alternatively, our board of directors may elect to continue our operations to advance the preclinical and clinical development of our programs, which would require that we obtain additional funding, and to resume our efforts to seek potential collaborative, partnering or other strategic arrangements for our programs, including a sale or other divestiture of our program assets, or our board of directors could instead decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, and with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include severance obligations, regulatory and preclinical obligations, and fees and expenses related to the proposed Merger. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company.

The issuance of shares of our common stock to Forte stockholders in the proposed Merger will substantially dilute the voting power of our current stockholders.

If the proposed Merger is completed, each outstanding share of Forte common stock will be converted into the right to receive a number of shares of our common stock equal to the exchange ratio determined pursuant to the Merger Agreement. Immediately following the Merger, the former Forte equityholders immediately before the Merger are expected to own approximately 74.5% of our outstanding capital stock, and our equityholders immediately before the Merger are expected to own approximately 25.5% of our outstanding capital stock, on a fully diluted basis using the treasury stock method subject to certain assumptions. Accordingly, the issuance of shares of our common stock to Forte stockholders in the Merger will reduce significantly the relative voting power of each share of Tocagen common stock held by our current stockholders. Consequently, our stockholders as a group will have significantly less influence over the management and policies of the combined company after the Merger than prior to the Merger. These estimates are based on the anticipated exchange ratio and are subject to adjustment as provided in the Merger Agreement. See also the risk factor above titled, "The exchange ratio is not adjustable based on the market price of Tocagen common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed."

Other risks related to our business and financial condition

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.

We are not profitable and have incurred net losses in each year since our inception in 2007, including net losses of $63.5 million, $49.0 million and $38.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 we had an accumulated deficit of $279.4 million.

We expect to incur significant operating losses for the foreseeable future depending on the extent of our preclinical and any clinical development activities. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital.

A substantial portion of our recent efforts and expenditures have been devoted to, and our prospects were substantially dependent upon, the development of Toca 511 & Toca FC for the treatment of recurrent high grade glioma. We conducted a randomized, controlled Phase 3 clinical trial (Toca 5) of Toca 511 & Toca FC in patients with recurrent HGG, which was designed to serve as a registrational trial. We received the data from this trial in September 2019. At the final analysis, the trial missed the primary endpoint of overall survival compared to the standard of care treatment (11.1 months median compared to 12.2 months, HR=1.06, p=0.6154). In addition, all secondary endpoints showed no meaningful difference between the arms of the trial.  The failure of the Toca 5 trial to achieve its primary and secondary endpoints has significantly depressed our stock price and has severely harmed our ability to raise additional capital and to secure potential collaborative, partnering or other strategic arrangements for our programs, and consequently, our prospects to continue as a going concern have been severely diminished. Following our review of the full data sets from the Toca 5 trial, we determined to discontinue further development of Toca 511 & Toca FC. We continue our efforts to seek potential collaborative, partnering or other strategic arrangements for our programs, including a sale or other divestiture of our program assets. If we are unable to ultimately enter into any such arrangements, we will not receive any return on our investment in Toca 511 & Toca FC.

We are substantially dependent on our remaining employees to facilitate the consummation of the proposed Merger.

We have substantially reduced our workforce since September 2019 and as of February 17, 2020, we had only 24 full-time employees, of which, 12 full-time employees last day will be March 16, 2020 and 7 full-time employees last day will be April 14, 2020, leaving 5 active full-time employees from April 14, 2020 through the close of the proposed Merger. Our ability to successfully complete the proposed Merger depends in large part on our ability to retain certain of our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate the proposed Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

Management transition creates uncertainties and could harm our business.

We have in the past, and may again in the future, experience significant changes in executive leadership. Changes to company strategy, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our results of operations and financial condition could suffer as a result. In any event, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, financial condition and results of operations.

The pendency of the proposed Merger could have an adverse effect on the trading price of our common stock and our business, financial condition and prospects.

While there have been no significant adverse effects to date, the pendency of the proposed Merger could disrupt our business in many ways, including:

•

the attention of our remaining management and employees may be directed toward the completion of the proposed Merger and related matters and may be diverted from our day-to-day business operations; and

•	third parties may seek to terminate or renegotiate their relationships with us as a result of the proposed Merger, whether pursuant to the terms of their existing agreements with us or otherwise.

Should they occur, any of these matters could adversely affect the trading price of our common stock or harm our business, financial condition and prospects.

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

In May 2018, we entered into a Loan Agreement with Oxford Finance LLC and Silicon Valley Bank, as amended in August 2018 and further amended in October 2019, which is secured by substantially all of our assets and intellectual property. We borrowed $26.5 million upon execution of the Loan Agreement. Approximately $8.6 million of the proceeds received was used to repay the outstanding principal, interest and final payment fees owed under our prior loan and security agreement. In October 2019, in connection with the second amendment to the Loan Agreement, we made a prepayment of $23.3 million, which amount was used to prepay (A) a portion equal to $21.5 million of the outstanding principal of the Term Loans plus all accrued and unpaid interest thereon through the prepayment date, (B) pro rated portion of the final payment with respect to the portion of such Term Loans being prepaid, plus (C) all outstanding Lenders’ expenses as of the amendment date.

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

•

federal civil and criminal false claims laws, including the federal civil False Claims Act, which can be enforced by individuals on behalf of the government through civil whistleblower or qui tam actions,  and civil monetary penalty laws,  which impose criminal and civil penalties on individuals and entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal healthcare programs that are false, fictitious or fraudulent, or knowingly making, using or causing to be made or used, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

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

•

the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Healthcare Reform Act, and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives;

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

It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. We are also subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. Efforts to ensure that our business arrangements will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry. Similarly, a significant trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Our ability to commercialize any of our products successfully will depend in part on the extent to which coverage and adequate reimbursement for these products and will be available from third-party payors.

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

In October 2007, we entered into a license agreement with USC pursuant to which we received a worldwide, exclusive license to, among other things, manufacture and market products utilizing certain inventions that are critical to our business. We may enter into additional license agreements in the future. Our existing license agreement imposes, and future license agreements may impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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

Risks related to ownership of our common stock

If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Global Select Market.

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

There is no guarantee that we will be able to regain compliance with the Nasdaq minimum bid price requirement, which could result in Nasdaq taking steps to delist our common stock. Delisting from The Nasdaq Global Select Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by The Nasdaq Global Select Market, the price of our common stock may decline, and although our common stock may be eligible to trade on the Nasdaq Capital Market, the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market.

In addition, we are required pursuant to the terms of the Merger Agreement to submit to our stockholders a proposal to approve an amendment to our restated certification of incorporate to authorize our board of directors to effect a reverse stock split of all outstanding shares of our common stock. The approval of the reverse stock split by the stockholders is a condition to closing, pursuant to the Merger Agreement. If this reverse stock split proposal is not approved by our stockholders, and if the parties waive this closing condition, the combined company resulting from the proposed Merger will likely not be able to obtain compliance with the minimum bid price requirement for an initial listing on The Nasdaq Capital Market and, as a consequence, Nasdaq will immediately provide the combined company with written notification that our common stock will be delisted.

If our common stock is delisted, we would expect our common stock to be traded in the over-the-counter market, which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;
•	a reduced amount of news and analyst coverage for us;
•

a decreased ability to issue additional securities and a concomitant substantial impairment in our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern;

•	reduced liquidity for our stockholders;
•	potential loss of confidence by employees and potential future partners or collaborators; and
•	loss of institutional investor interest and fewer business development opportunities.

The market price of our common stock has been volatile and may continue to be volatile in the future. This volatility may cause our stock price and the value of your investment to decline.

The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future. In this regard, the market price for our common stock has varied between a high of $12.00 on March 5, 2019, and a low of $0.42 on December 18, 2019, in the twelve-month period ended December 31, 2019. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations. In addition, companies trading in the stock market in general, and the Nasdaq Global Select Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We had 23,899,261 shares of common stock outstanding as of February 21, 2020. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock. In addition, as of December 31, 2019, 4,944,733 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, made many significant changes to the tax laws, including the Internal Revenue Code of 1986, as amended, or IRC.   Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had federal net operating losses of $231.0 million, of which $136.6 million begin to expire in 2028 unless previously utilized and $94.4 million do not expire but are limited to 80% of taxable income in a given year. As of December 31, 2019, we had state net operating loss carryforwards of $76.0 million that begin to expire in 2028 unless previously utilized. If these net operating loss carryforwards expire unused, they will be unavailable to offset future income and reduce future income tax liabilities. In addition, under the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the Tax Act. Under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and certain other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. We have completed public offerings and multiple other rounds of financing since our inception which may have resulted in an ownership change or could result in one or more ownership changes in the future. As of December 31, 2019, we have not completed a Section 382 and 383 analysis regarding any limitations on our NOLs and research and development credit carryforwards and such limitations could be significant. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our ability to use our NOLs and research and development credit carryforwards to offset our U.S. federal taxable income and taxes, as applicable, may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, similar rules may apply and there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2019, we leased a total of approximately 18,000 square feet of laboratory and office space located at 4242 Campus Point Court, Suite 600, San Diego, California, 92121.

We do not own any property, nor do we have any contracts or options to acquire any property in the future. Presently, we are operating out of a virtual office. This space is adequate for our present and our planned future operations. We have no current plans to lease or occupy other or additional office space.

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

Holders of Record

As of February 21, 2020, there were approximately 319 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Item 6. Selected Financial Data

None.

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

We had been developing Toca 511 (vocimagene amiretrorepvec) & Toca FC (extended-release flucytosine), initially for the treatment of recurrent high grade glioma, or HGG, a brain cancer with limited treatment options, low survival rates and, therefore, a significant unmet medical need. We conducted a randomized, controlled Phase 3 clinical trial (Toca 5) of Toca 511 & Toca FC in patients with recurrent HGG, which was designed to serve as a registrational trial. At the final analysis, the trial missed the primary endpoint of overall survival compared to the standard of care treatment (11.1 months median compared to 12.2 months, HR=1.06, p=0.6154). In addition, all secondary endpoints showed no meaningful difference between the arms of the trial.

We do not have any products approved for sale and have not generated any revenue from product sales. Since our inception in August 2007, we have devoted substantially all of our efforts to developing our gene therapy platform and Toca 511 & Toca FC. We have never been profitable and have incurred significant operating losses in each year since our inception. We had an accumulated deficit of $279.4 million as of December 31, 2019. Substantially all of our net losses resulted from costs incurred in connection with our research, preclinical, clinical, product, regulatory and business development activities, as well as raising capital and building our infrastructure. We do not have any commitments for future external funding.

Following the announcement of the Toca 5 trial results, our board of directors commenced a process of evaluating strategic alternatives to maximize stockholder value. To assist with this process, our board of directors engaged a financial advisory firm to help explore our available strategic alternatives, including possible mergers and business combinations, a sale of part or all of our assets, and collaboration and licensing arrangements. On February 19, 2020, we and Forte announced the signing of the Merger Agreement. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by our stockholders, a wholly-owned subsidiary of Tocagen will be merged with and into Forte, with Forte surviving the Merger as a wholly-owned subsidiary of Tocagen.

The proposed Merger is structured as a stock-for-stock transaction whereby all of Forte's outstanding shares of common stock and securities convertible into or exercisable for Forte’s common stock will be converted into the right to receive Tocagen common stock and securities convertible into or exercisable for Tocagen common stock. Under the exchange ratio formula in the Merger Agreement, the former Forte equityholders immediately before the Merger are expected to own approximately 74.5% of the outstanding capital stock of Tocagen, and the equityholders of Tocagen immediately before the Merger are expected to own approximately 25.5% of the outstanding capital stock of Tocagen, on a fully diluted basis using the treasury stock method subject to certain assumptions. We anticipate that the Merger will close in the second quarter of 2020. This transaction, which has been approved by our board of directors and the board of directors of Forte, is subject to the satisfaction or waiver of certain conditions, including the required approvals by the parties' stockholders and other customary closing conditions. Certain affiliates of ours who hold approximately 6% of our common stock as of date of the Merger Agreement have agreed to vote in favor of the Merger and certain affiliates of Forte, who hold approximately 95% of the outstanding capital stock of Forte as of date of the Merger Agreement have agreed to vote in favor of the Merger.

Although we have entered into the Merger Agreement and intend to consummate the proposed Merger, there is no assurance that we will be able to successfully consummate the proposed Merger on a timely basis, or at all. If, for any reason, the proposed Merger is not completed, we will reconsider our strategic alternatives and could pursue one or more of the following courses of action:

•

Pursue potential collaborative, partnering or other strategic arrangements for our assets, including a sale or other divestiture of our assets.  We have discontinued further development of our programs, including Toca 511 & Toca FC, and do not currently have any plans to resume development of any of our development programs. We continue our efforts to seek potential collaborative, partnering or other strategic arrangements for our programs, including a sale or other divestiture of our assets.

•

Pursue another strategic transaction like the proposed Merger.  Our board of directors may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the proposed Merger.

•

Dissolve and liquidate our assets.  If, for any reason, the proposed Merger is not consummated and we are unable to identify and complete an alternative strategic transaction like the Merger or potential collaborative, partnering or other strategic arrangements for our assets, or to continue to operate our business due to our inability to raise additional funding, we may be required to dissolve and liquidate our assets. In such case, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to our stockholders after paying our debts and other obligations and setting aside funds for reserves.

To conserve our cash resources, we have substantially reduced our workforce and have wound down and suspended our research and development activities. We are continuing to provide study drug for patients who remain on therapy via investigator sponsored trials (principal investigator assumes responsibility) through single patient INDs and are continuing our day-to-day business operations including the limited remaining activities required to wrap up the Toca 5 trial.

ATM Facility

In November 2018, we entered into an Equity Distribution Agreement with Citigroup Global Markets Inc., or Citigroup, pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $30,000,000 from time to time through Citigroup, as our sales agent, or the ATM facility.  As of December 31, 2019, we sold 760,089 shares of our common stock under the ATM facility and received net proceeds of $7.7 million. Although we have approximately $23.3 million of shares of our common stock available for sale under this agreement, given our currently-depressed stock price, the ATM Facility is not expected to be a practical source of liquidity for us at this time. Further, given our currently-depressed stock price, we are significantly limited in our ability to sell shares of common stock under the ATM Facility since the issuance and sale of our common stock under the ATM Facility, if it occurs, would be effected under a registration statement on Form S-3 that we filed with the Securities and Exchange Commission, and in accordance with the rules governing those registration statements, we generally can only sell shares of our common stock under that registration statement in an amount not to exceed one-third of our public float, which limitation for all practical purposes precludes our ability to obtain any meaningful funding through the ATM Facility at this time.

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

The following table sets forth our research and development expense by project for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Toca 511 & Toca FC	$43,252	$46,872	$27,471
Vector technology	2,047	4,208	1,642
Total	$45,299	$51,080	$29,113

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

Loss on disposal of assets

Loss on disposal of assets consists primarily of fixed assets which were either sold or disposed of as part of our reduction in lab and office space.

Gain on lease modification

Gain on lease modification consists of adjustments made to our right-of-use asset and lease liability related to our First Amendment to our Lease Agreement.

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

Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to receive from customers in exchange for those goods and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the transaction price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when or as we satisfy the performance obligation(s).

At contract inception, we assess the goods and services promised within each contract and assesses whether each promised good or service is distinct and determine whether those are performance obligations. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control.

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

License Fees

If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment.

Milestone Payments

At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimates of the amount to be included in the transaction price. If it is probable that a milestone event would occur at the inception of the arrangement, the associated milestone value is included in the transaction price. Milestone payments that are not within our control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, we evaluate the probability of achievement of such milestones and any related constraint(s), and if necessary, may adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from collaborative arrangements.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,		Increase
	2019	2018	(Decrease)
License revenue	$36	$18,036	$(18,000)
Research and development expenses	45,299	51,080	(5,781)
General and administrative expenses	16,248	12,809	3,439
Interest income	1,564	1,534	30
Interest expense	(3,820)	(2,930)	(890)
Loss on disposal of assets	(1,187)	(7)	(1,180)
Gain on lease modification	1,439	—	1,439
Income tax expense	1	1,699	(1,698)

License revenue    License revenue was less than $0.1 million for the year ended December 31, 2019 as compared to $18.0 for the year ended December 31, 2018, a decrease of $18.0 million. Under the License Agreement with ApolloBio, we recognized a $16.0 million upfront payment and a $2.0 million development milestone payment for the year ended December 31, 2018.

Research and development expenses   Research and development expenses were $45.3 million for the year ended December 31, 2019, as compared to $51.1 million for the year ended December 31, 2018. The decrease of $5.8 million was primarily due to a decrease in clinical trial related costs related to our Phase 3 Toca 5 clinical trial, which completed enrollment in 2018 and final analysis in October 2019. We recorded $0.8 million of severance related charges in connection with the Company’s restructuring in 2019.

General and administrative expenses    General and administrative expenses were $16.2 million for the year ended December 31, 2019, as compared to $12.8 million for the year ended December 31, 2018. The increase of $3.4 million was primarily due to an increase in commercial third party costs in anticipation of a potential product launch related to our Phase 3 clinical trial and an increase in personnel related costs, including non-cash stock based compensation. We recorded $0.1 million of severance related charges in connection with the Company’s restructuring in 2019.

Interest income    Interest income was $1.6 million for the year ended December 31, 2019, as compared to $1.5 million for the year ended December 31, 2018. Cash is invested and earning interest dependent on the Company’s liquidity needs.

Interest expense    Interest expense was $3.8 million for the year ended December 31, 2019, as compared to $2.9 million for the year ended December 31, 2018. The increase of $0.9 million year over year was due to a higher loan balance throughout 2019 compared to 2018.

Loss on disposal of assets Loss on disposal of assets was $1.2 million for the year ended December 31, 2019, as compared to less than $0.1 million for the year ended December 31, 2018. The 2019 activity was due to equipment sales in connection with the reduction in lab and office space in December 2019.

Gain on lease modification Gain on lease modification was $1.4 million for the year ended December 31, 2019, as compared to zero for the year ended December 31, 2018. The 2019 gain was due to the reduction in lab and office lease commitments in December 2019 in connection with the Company’s restructuring.

Income tax expenseIncome tax expense of $1.7 million recorded for the year ended December 31, 2018 was due to foreign income tax expense paid in conjunction with our License Agreement with ApolloBio.

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,		Increase
	2018	2017	(Decrease)
License revenue	$18,036	$41	$17,995
Research and development expenses	51,080	29,113	21,967
General and administrative expenses	12,809	8,556	4,253
Interest income	1,534	595	939
Interest expense	(2,930)	(1,932)	(998)
Income tax expense	1,699	1	1,698

License revenue    License revenue was $18.0 million for the year ended December 31, 2018 as compared to $41,000 for the year ended December 31, 2017, an increase of $18.0 million. Under the License Agreement with ApolloBio, we recognized a $16.0 million upfront payment and a $2.0 million development milestone payment for the year ended December 31, 2018.

Research and development expenses    Research and development expenses were $51.1 million for the year ended December 31, 2018, as compared to $29.1 million for the year ended December 31, 2017. The increase of $22.0 million was primarily due to increases in manufacturing and clinical trial costs of $15.3 million to support our Phase 3 clinical trial which completed enrollment in September 2018 and increased personnel costs, including non-cash stock-based compensation of $3.0 million due to an increase in headcount.

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

Interest expense   Interest expense was $2.9 million for the year ended December 31, 2018, as compared to $1.9 million for the year ended December 31, 2017 related to our outstanding debt. Our debt principal balance and exit fees increased in 2018 associated with refinancing our debt agreements.

Income tax expense  Income tax expense of $1.7 million recorded for the year ended December 31, 2018 was due to foreign income tax expense paid in conjunction with our License Agreement with ApolloBio.

Liquidity and Capital Resources

We have incurred significant losses and cumulative negative cash flows from operations since our inception. As of December 31, 2019, we had an accumulated deficit of $279.4 million and we anticipate that we will continue to incur operating losses for the foreseeable future.

Based on our operating plans, cash, cash equivalents and marketable securities may not be sufficient to fund operations for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loans (as defined below) have been classified as a current liability as of December 31, 2019 due to the assessment that a material adverse change clause under the Term Loans is not within our control. On October 31, 2019, we entered into an amendment, or the Second Amendment, to our Loan Agreement and made a prepayment of $23.3 million, which amount was used to prepay i) a portion equal to $21.5 million of the outstanding principal of the Term Loans plus all accrued and unpaid interest thereon through the prepayment date, ii) prorated portion of the final payment with respect to the portion of such Term Loans being prepaid, plus iii) all outstanding lenders’ expenses as of the date of the Second Amendment. We have not been notified of an event of default by the Lender as of the date of the filing of this Form 10-K.

If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected.

Since inception through December 31, 2019, we have funded our operations primarily through the private placement of our convertible preferred stock, our initial public offerings of our common stock, term loans, the issuance of our convertible promissory notes payable, and upfront and milestone payments under our license and collaboration agreements.

The loans under our amended and restated loan and security agreement with two lenders, dated May 18, 2018, as amended, or the Loan Agreement, are secured by substantially all of our assets other than our intellectual property (except rights to payment from the sale, licensing of disposition of such intellectual property). As of December 31, 2019, there was $5.0 million principal outstanding under the Loan Agreement. Balances under the Loan Agreement accrue interest at the prime rate plus 3.75%, subject to a floor of 8.50%.  The interest rate as of December 31, 2019 was 9.00%. The loans under the Loan Agreement mature in December 2022 with interest only payments through January 1, 2020 followed by 36 monthly payments of principal and interest. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the Loan Agreement.

As of December 31, 2019, we had $21.8 million in cash, cash equivalents and marketable securities.  Our available cash and marketable securities are invested in accordance with our investment policy, primarily with a view to preserve principal and maintain liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net cash provided by (used in):
Operating activities	$(59,238)	$(34,469)	$(31,133)
Investing activities	42,319	(4,190)	(27,707)
Financing activities	(14,908)	43,539	89,263
Net (decrease) increase in cash and cash equivalents	$(31,827)	$4,880	$30,423

Operating Activities     Net cash used in operating activities was $59.2 million for the year ended December 31, 2019, and consisted primarily of a net loss of $63.5 million adjusted for a net decrease in cash from operating assets and liabilities of $6.3 million and a gain on lease modification of $1.4 million, offset by noncash stock-based compensation expense of $8.1 million, depreciation expense of $0.8 million, noncash interest expense of $1.7 million and loss on disposal of assets of $1.2 million. The $6.3 million net decrease in cash from operating assets and liabilities is due primarily to a $9.0 million decrease in our accounts payable and accrued liabilities offset by a $2.5 million decrease in prepaid expenses and other assets resulting mainly from shut down activities related to our clinical trial.

Net cash used in operating activities was $34.5 million for the year ended December 31, 2018, and consisted primarily of a net loss of $49.0 million adjusted for a net increase in cash from operating assets and liabilities of $6.1 million, noncash stock-based compensation expense of $6.9 million, depreciation expense of $0.6 million and noncash interest expense of $1.2 million. The $6.1 million net increase in cash from operating assets and liabilities is due primarily to a $5.4 million increase in our accounts payable and accrued liabilities resulting mainly from increases in clinical and manufacturing costs incurred to support our clinical trials and increases in our deferred rent of $1.0 million, offset by a $0.2 million increase in prepaid expenses related to our clinical trial costs.

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

Investing Activities    Net cash provided by investing activities for the year ended December 31, 2019 was $42.3 million and primarily consisted of proceeds from the maturity of marketable securities of $93.5 million offset by purchases of marketable securities of $51.2 million and the purchase of property and equipment of $0.4 million. As there is substantial doubt about our ability to continue as a going concern, we are currently not reinvesting maturities of marketable securities.

Net cash used in investing activities for the year ended December 31, 2018 was $4.2 million and consisted of purchases of marketable securities of $70.8 million and purchases of property and equipment of $2.0 million, offset by sales and maturities of marketable securities of $68.5 million.

Net cash used in investing activities for the year ended December 31, 2017 was $27.7 million and consisted primarily of purchases of marketable securities of $70.8 million and purchases of property and equipment of $0.7 million offset by proceeds received from the sale and maturities of marketable securities of $43.7 million.

Financing activities    Net cash used in financing activities for the year ended December 31, 2019 was $14.9 million and consisted primarily of $23.2 million in principal payments related to our loan and security agreement offset by $7.7 million in net proceeds from the issuance of shares under our ATM facility.

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

Net cash provided by financing activities for the year ended December 31, 2017 was $89.3 million and consisted of our initial public offering of common stock of $88.6 million and $7.3 million from the issuance of convertible promissory notes payable and convertible promissory note subscriptions, offset by $7.2 million in principal payments on our notes payable.

Funding Requirements

Our primary uses of capital are compensation and related expenses for personnel, third-party clinical research and development services, and general and administrative expenses. Based on our operating plans, cash, cash equivalents and marketable securities may not be sufficient to fund operations for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loans have been classified as a current liability as of December 31, 2019 due to the assessment that a material adverse change clause under the Term Loans is not within our control. On October 31, 2019, we entered into the Second Amendment and made a prepayment of $23.3 million, which amount was used to prepay i) a portion equal to $21.5 million of the outstanding principal of the Term Loans plus all accrued and unpaid interest thereon through the prepayment date, ii) prorated portion of the final payment with respect to the portion of such Term Loans being prepaid, plus iii) all outstanding lenders’ expenses as of the date of the Second Amendment. We have not been notified of an event of default by the Lender as of the date of the filing of this Form 10-K.

If, for any reason, the proposed Merger is not consummated and we are unable to identify and complete an alternative strategic transaction like the Merger or potential collaborative, partnering or other strategic arrangements for our assets, or to continue to operate our business due to our inability to raise additional funding, we may be required to dissolve and liquidate our assets. In such case, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to our stockholders after paying our debts and other obligations and setting aside funds for reserves.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2019 that will affect our future liquidity (in thousands):

	Total	2020 <1 Year	2021-2022 2-3 Years	2023-2024 4-5 Years	> 5 Years
Notes payable	$5,398	$1,667	$3,731	$—	$—
Operating lease obligation	6,310	882	1,858	1,990	1,580
Total	$11,708	$2,549	$5,589	$1,990	$1,580

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in securities of high credit quality. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $21.8 million consisting of cash and investments in certificates of deposit, money market funds, and investment-grade fixed income securities. A significant portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We also have interest rate exposure as a result of our Loan Agreement. As of December 31, 2019, the outstanding principal amount under the Loan Agreement was $5.0 million. The term loan bears interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (a) the prime rate reported in the Wall Street Journal on the last business day of the month that immediately proceeds the month in which the interest will accrue, plus (b) 3.75%. Changes in the U.S. Dollar prime rate may therefore affect our interest expense associated with the term loan.

If a 10% change in interest rates were to have occurred on December 31, 2019, this change would not have had a material effect on our interest expense as of that date.

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

As of December 31, 2019, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On February 21, 2020, we entered into (i) a Second Amended and Restated Executive Employment Agreement with Martin Duvall, our Chief Executive Officer, or the Duvall Agreement, (ii) a Second Amended and Restated Executive Employment Agreement with Mark Foletta, our Executive Vice President, Chief Financial Officer, the Foletta Agreement, and (iii) an Amended and Restated Executive Employment Agreement with Douglas Jolly, Ph.D., our Executive Vice President, Research and Pharmaceutical Development, or the Jolly Agreement, and, together with the Duvall Agreement and the Foletta Agreement, the Employment Agreements.

The Duvall Agreement supersedes all other or prior agreements with respect to Mr. Duvall’s employment terms, including the Amended and Restated Employment Agreement, dated February 12, 2018, by and between us and Mr. Duvall. Mr. Duvall’s employment under the Duvall Agreement is at will and may be terminated at any time by us or him. Pursuant to the Duvall Agreement, Mr. Duvall is entitled to: (i) an annual base salary of $515,000 and (ii) a discretionary annual bonus of up to 50% of Mr. Duvall’s base salary, based on achievement of individual and/or corporate performance targets, metrics and/or objectives to be determined and approved by the Board or the Compensation Committee. If we terminate Mr. Duvall’s employment without cause (other than due to his death or disability) or if Mr. Duvall resigns for good reason at any time, or collectively, an Involuntary Termination, Mr. Duvall is entitled to receive (A) severance payments in the form of continuation of his base salary then in effect (ignoring any decrease that forms the basis for his resignation for good reason, if applicable) for 18 months, (B) continued health insurance coverage under our group health plans under the Consolidated Omnibus Budget Reconciliation Act of 1985 or the state equivalent until the earliest of (1) the end of the 18 month severance period, (2) the expiration of his eligibility for the continuation coverage, or (3) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment and (C) an extension of the period of time following which he may exercise vested shares subject to outstanding equity awards until the date that is the earlier of the original expiration date of such award and 18 months following such Involuntary Termination, or the Duvall Severance Benefits. Additionally, in the event of an Involuntary Termination at any time during the time period commencing three months prior to or 12 months after the effective date of a change in control of us, Mr. Duvall is entitled to receive full vesting acceleration of all shares subject to time-based vesting stock awards then outstanding and held by Mr. Duvall, or the Duvall Change in Control Severance Benefits. The Duvall Severance Benefits and Duvall Change in Control Severance Benefits are conditioned upon Mr. Duvall signing and not revoking a general release of legal claims in the form provided by us.

The Foletta Agreement supersedes all other or prior agreements with respect to Mr. Foletta’s employment terms, including the Amended and Restated Employment Agreement, dated February 12, 2018, by and between us and Mr. Foletta. Mr. Foletta’s employment under the Foletta Agreement is at will and may be terminated at any time by us or him. Pursuant to the Foletta Agreement, Mr. Foletta is entitled to: (i) an annual base salary of $390,000 and (ii) a discretionary annual bonus of up to 40% of Mr. Foletta’s base salary, based on achievement of individual and/or corporate performance targets, metrics and/or objectives to be determined and approved by the Board or the Compensation Committee. In the event of an Involuntary Termination of Mr. Foletta, Mr. Foletta is entitled to receive (A) severance payments in the form of continuation of his base salary then in effect (ignoring any decrease that forms the basis for his resignation for good reason, if applicable) for 12 months, (B) continued health insurance coverage under our group health plans under the Consolidated Omnibus Budget Reconciliation Act of 1985 or the state equivalent until the earliest of (1) the end of the 12 month severance period, (2) the expiration of his eligibility for the continuation coverage, or (3) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment and (C) an extension of the period of time following which he may exercise vested shares subject to outstanding equity awards until the date that is the earlier of the original expiration date of such award and 12 months following such Involuntary Termination, or the Foletta Severance Benefits. Additionally, in the event of an Involuntary Termination at any time during the time period commencing three months prior to or 12 months after the effective date of a change in control of us, Mr. Foletta is entitled to receive full vesting acceleration of all shares subject to time-based vesting stock awards then outstanding and held by Mr. Foletta, or the Foletta Change in Control Severance Benefits. The Foletta Severance Benefits and Foletta Change in Control Severance Benefits are conditioned upon Mr. Foletta signing and not revoking a general release of legal claims in the form provided by us.

The Jolly Agreement supersedes all other or prior agreements with respect to Dr. Jolly’s employment terms, including the Employment Agreement, dated February 12, 2018, by and between us and Dr. Jolly. Dr. Jolly’s employment under the Jolly Agreement is at will and may be terminated at any time by us or him. Pursuant to the Jolly Agreement, Dr. Jolly is entitled to: (i) an annual base salary of $300,000 and (ii) a discretionary annual bonus of up to 40% of Dr. Jolly’s base salary, based on achievement of individual and/or corporate performance targets, metrics and/or objectives to be determined and approved by the Board or the Compensation Committee. In the event of an Involuntary Termination of Dr. Jolly, Dr. Jolly is entitled to receive (A) severance payments in the form of continuation of his base salary then in effect (ignoring any decrease that forms the basis for his resignation for good reason, if applicable) for nine months and (B) continued health insurance coverage under our group health plans under the Consolidated Omnibus Budget Reconciliation Act of 1985 or the state equivalent until the earliest of (1) the end of the nine month severance period, (2) the expiration of his eligibility for the continuation coverage, or (3) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or the Jolly Severance Benefits. Additionally, in the event of an Involuntary Termination at any time during the time period commencing three months prior to or 12 months after the effective date of a change in control of us, Dr. Jolly is entitled to receive full vesting acceleration of all shares subject to time-based vesting stock awards then outstanding and held by Dr. Jolly, or the Jolly Change in Control Severance Benefits. The Jolly Severance Benefits and Jolly Change in Control Severance Benefits are conditioned upon Dr. Jolly signing and not revoking a general release of legal claims in the form provided by us.

The foregoing summary of the Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the complete Employment Agreements, copies of which are On February 21, 2020, we entered into Amended and Restated Executive Employment Agreements (“Amended Agreements”) with Martin Duvall, our Chief Executive Officer, Mark Foletta, our Executive Vice President, Chief Financial Officer, Douglas Jolly, Ph.D., our Executive Vice President, Research and Pharmaceutical Development and Fairooz Kabbinavar, our Senior Vice President, Clinical Development. Such Amended Agreements supersede all prior Employment Agreements between us and the named executive officer. Such Amended Agreements are filed herewith as exhibits to our Annual Report on Form 10-K.

On February 21, 2020, as part of our corporate restructuring plan, Martin Duvall, our Chief Executive Officer and Mark Foletta, our Executive Vice President, Chief Financial Officer were notified that their employment with us will end upon the closing of the proposed Merger with Forte.

On February 26, 2020, Harry Gruber, M.D. resigned from our Board of Directors, effective immediately.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2020 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated herein by reference.

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

4.2†*	Description of Common Stock.
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

10.8	Tocagen Inc. Annual Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017.
10.9	Tocagen Inc. Amended and Restated Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K filed on March 9, 2018.
10.10+*	Amended and Restated Executive Employment Agreement, dated February 21, 2020, by and between the Registrant and Martin J. Duvall.
10.11+*	Amended and Restated Executive Employment Agreement, dated February 21, 2020, by and between the Registrant and Mark Foletta.

10.12+*	Amended and Restated Executive Employment Agreement, dated February 21, 2020, by and between the Registrant and Douglas Jolly, Ph.D.
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

10.17+

Executive Employment Agreement, dated April 8, 2019, by and between the Registrant and Harry E. Gruber, M.D., incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2019.

10.18*	Form of Restricted Stock Unit Grant Notice and Agreement.
10.19

Consent and Second Amendment to Amended and Restated Loan and Security Agreement, dated October 31, 2019, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2019.

10.20*	First Amendment to Lease Agreement, dated December 16, 2019, by and between the Registrant and AP3-SD1 Campus Point LLC.
10.21+*	Amended and Restated Executive Employment Agreement, dated February 21, 2020, by and between the Registrant and Fairooz Kabbinavar M.D.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Label Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TOCAGEN INC.

Date: February 27, 2020	By:	/s/ MARTIN J. DUVALL
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

Signature	Title	Date

/s/ Martin J. Duvall	Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	February 27, 2020
Martin J. Duvall

/s/ Mark Foletta	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
Mark Foletta

/s/ Faheem Hasnain	Chairman of the Board of Directors	February 27, 2020
Faheem Hasnain

/s/ Franklin M. Berger	Member of the Board of Directors	February 27, 2020
Franklin M. Berger

/s/ Thomas E. Darcy	Member of the Board of Directors	February 27, 2020
Thomas E. Darcy

/s/Lori Kunkel, M.D.	Member of the Board of Directors	February 27, 2020
Lori Kunkel, M.D.
/s/ David Parkinson, M.D.	Member of the Board of Directors	February 27, 2020
David Parkinson, M.D.

/s/ Paul Schimmel, Ph.D.	Member of the Board of Directors	February 27, 2020
Paul Schimmel, Ph.D.

INDEX TO FINANCIAL STATEMENTS

TOCAGEN INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tocagen Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tocagen Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008

San Diego, California

February 27, 2020

TOCAGEN INC.

BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$8,986	$40,813
Marketable securities	12,835	55,273
Prepaid expenses and other current assets	1,135	1,662
Total current assets	22,956	97,748
Property and equipment, net	1,689	3,973
Operating lease right-of-use asset	3,515	—
Other assets	—	1,360
Total assets	$28,160	$103,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,218	$3,404
Accrued liabilities	5,242	13,094
Notes payable, current portion	4,744	—
Deferred license revenue	—	36
Total current liabilities	13,204	16,534
Operating lease liability, net of current portion	4,027	—
Notes payable, net of current portion	—	26,201
Deferred rent, net of current portion	—	2,201
Other long term liabilities	81	—
Total liabilities	17,312	44,936
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2019 and 2018, respectively; 23,899,261 and 23,000,151 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	23	23
Additional paid-in capital	290,215	274,029
Accumulated deficit	(279,400)	(215,884)
Accumulated other comprehensive income (loss)	10	(23)
Total stockholders’ equity	10,848	58,145
Total liabilities and stockholders’ equity	$28,160	$103,081

The accompanying notes are an integral part of these financial statements.

TOCAGEN INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017
License revenue	$36	$18,036	$41
Operating expenses:
Research and development	45,299	51,080	29,113
General and administrative	16,248	12,809	8,556
Total operating expenses	61,547	63,889	37,669
Loss from operations	(61,511)	(45,853)	(37,628)
Other income (expense), net:
Interest income	1,564	1,534	595
Interest expense	(3,820)	(2,930)	(1,932)
Loss on disposal of assets	(1,187)	(7)	—
Gain on lease modification	1,439	—	—
Change in fair value of preferred stock warrants	—	—	37
Loss before income taxes	(63,515)	(47,256)	(38,928)
Income tax expense	1	1,699	1
Net loss	$(63,516)	$(48,955)	$(38,929)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	33	11	(34)
Comprehensive loss	$(63,483)	$(48,944)	$(38,963)
Net loss per common share, basic and diluted	$(2.69)	$(2.44)	$(2.66)
Weighted-average number of common shares outstanding, basic and diluted	23,630,422	20,059,541	14,607,609

The accompanying notes are an integral part of these financial statements.

TOCAGEN INC.

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2016	46,163,605	131,413	2,202,517	2	3,581	(128,000)	—	(124,417)
Exercise of stock options	—	—	55,669	—	81	—	—	81
Issuance of common stock pursuant to employee stock purchase plan	—	—	50,121	—	426	—	—	426
Stock-based compensation	—	—	—	—	4,451	—	—	4,451
Fractional shares adjustment upon reverse stock split	—	—	2	—	—	—	—	—
Preferred stock converted into shares of common stock	(46,163,605)	(131,413)	6,690,066	7	131,403	—	—	131,410
Initial public offering of common shares, net of issuance costs	—	—	9,775,000	10	86,938	—	—	86,948
Convertible promissory notes converted into shares of common stock, net of issuance costs	—	—	1,109,176	1	11,056	—	—	11,057
Preferred stock warrant liabilities converted into warrants to purchase shares of common stock	—	—	—	—	89	—	—	89
Other comprehensive loss	—	—	—	—	—	—	(34)	(34)
Net Loss	—	—	—	—	—	(38,929)	—	(38,929)
Balance at December 31, 2017	—	—	19,882,551	20	238,025	(166,929)	(34)	71,082
Exercise of stock options	—	—	45,073	—	67	—	—	67
Issuance of common stock pursuant to employee stock purchase plan	—	—	72,527	—	594	—	—	594
Issuance of common stock, net of offering costs	—	—	3,000,000	3	27,994	—	—	27,997
Stock-based compensation	—	—	—	—	6,870	—	—	6,870
Issuance of common stock warrants	—	—	—	—	479	—	—	479
Other comprehensive loss	—	—	—	—	—	—	11	11
Net Loss	—	—	—	—	—	(48,955)	—	(48,955)
Balance at December 31, 2018	—	$—	23,000,151	$23	$274,029	$(215,884)	$(23)	$58,145
Exercise of stock options	—	—	69,697	—	252	—	—	252
Issuance of common stock pursuant to employee stock purchase plan	—	—	69,324	—	299	—	—	299
Issuance of common stock, net of offering costs			760,089	—	7,575			7,575
Stock-based compensation	—	—	—	—	8,060	—	—	8,060
Other comprehensive loss	—	—	—	—	—	—	33	33
Net Loss	—	—	—	—	—	(63,516)	—	(63,516)
Balance at December 31, 2019	—	$—	23,899,261	$23	$290,215	$(279,400)	$10	$10,848

The accompanying notes are an integral part of these financial statements.

TOCAGEN INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net loss	$(63,516)	$(48,955)	$(38,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,060	6,870	4,451
Depreciation	843	625	292
Noncash interest expense	1,698	1,161	590
Change in fair value of preferred stock warrants	—	—	(37)
Accretion of discount on investments, net	161	(248)	(19)
Loss on disposal of property and equipment	1,212	—	—
Gain on lease modification	(1,439)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,502	(208)	(679)
Accounts payable	(58)	1,260	304
Accrued liabilities	(8,911)	4,127	2,946
Deferred license revenue	(36)	(36)	(41)
Other	246	935	(11)
Net cash used in operating activities	(59,238)	(34,469)	(31,133)
INVESTING ACTIVITIES
Proceeds from the sale/maturity of marketable securities	93,473	68,524	43,725
Purchases of marketable securities	(51,163)	(70,746)	(70,797)
Purchases of property and equipment	(428)	(1,968)	(655)
Proceeds from sale of property and equipment	437	—	20
Net cash provided by (used in) investing activities	42,319	(4,190)	(27,707)
FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of issuance costs	—	26,325	—
Cash paid on extinguishment of debt	—	(8,631)	—
Principal payments on notes payable	(23,155)	(3,000)	(7,200)
Proceeds from issuance of common stock	551	661	507
Proceeds from offering of common stock, net of issuance costs	7,696	28,200	88,618
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	—	7,338
Cash paid for deferred equity issuance costs		(16)	—
Net cash (used in) provided by financing activities	(14,908)	43,539	89,263
Net increase (decrease) in cash and cash equivalents	(31,827)	4,880	30,423
Cash and cash equivalents, beginning of period	40,813	35,933	5,510
Cash and cash equivalents, end of period	$8,986	$40,813	$35,933
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,290	$1,522	$1,210
Allowance for tenant improvements included in deferred rent	$—	$1,243	$—
Property and equipment purchases included in accounts payable and accrued liabilities	$—	$178	$111
Fair value of common stock warrants issued in connection with notes payable	$—	$479	$—
Convertible preferred stock converted into shares of common stock	$—	$—	$131,410
Convertible promissory notes principal and accrued interest converted into shares of common stock	$—	$—	$11,057
Preferred stock warrant liabilities converted into warrants to purchase shares of common stock	$—	$—	$89
Deferred equity issuance costs paid in previous periods reclassified to equity on effective date of initial public offering	$—	$—	$1,574
Deferred equity issuance costs in accounts payable and accrued liabilities	$—	$310	$96

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

From inception through December 31, 2019, the Company has devoted substantially all of its efforts to developing its gene therapy platform and its lead product candidate, Toca 511 & Toca FC, as well as raising capital and building its infrastructure. The Company has not generated revenues from its principal operations.

On October 1, 2019, the Company commenced a corporate restructuring plan that included reducing its workforce by approximately 65% in order to preserve the Company’s resources. The restructuring was approved by the Company’s Board of Directors on October 1, 2019, and affected employees were informed on October 2, 2019. The Company incurred a personnel-related restructuring charge of $0.9 million for employee severance and other related termination benefits. As of December 31, 2019, $0.2 million of severance related payments remained unpaid.

ATM Facility

In November 2018, the Company entered into an Equity Distribution Agreement with Citigroup Global Markets Inc. (“Citigroup”), pursuant to which the Company may sell and issue shares of its common stock having an aggregate offering price of up to $30,000,000 from time to time through Citigroup, as its sales agent (the “ATM facility”).  As of December 31, 2019, the Company has sold 760,089 shares of common stock and received net proceeds of $7.7 million under the ATM facility.

Public Offering

In December 2018, the Company completed a public offering in which it sold an aggregate of 3,000,000 shares of common stock at a price of $10.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $28.0 million.

Liquidity

The accompanying financial statements have been prepared on a basis which assumes the Company is a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to the Company’s ability to continue as a going concern. The Company has experienced net losses and negative cash flows from operating activities since its inception. As of December 31, 2019, the Company had an accumulated deficit of $279.4 million and working capital of $9.8 million available to fund future operations.

Based on the Company’s operating plans, cash, cash equivalents and marketable securities may not be sufficient to fund operations for the next 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. All amounts due under the Term Loans (see note 5) have been classified as a current liability as of December 31, 2019 due to the considerations discussed above and the assessment that a material adverse change clause under the Term Loans is not within the Company’s control. On October 31, 2019, the Company entered into an amendment (the Second Amendment) to its Amended and Restated Loan and Security Agreement with the two lenders, dated May 18, 2018, which was further amended on August 3, 2018 (the Loan Agreement), and made a prepayment of $23.3 million, which amount was used to prepay i) a portion equal to $21.5 million of the outstanding principal of the Term Loans plus all accrued and unpaid interest thereon through the prepayment date, ii) prorated portion of the final payment with respect to the portion of such Term Loans being prepaid, plus iii) all outstanding lenders’ expenses as of the date of the Second Amendment.

The Company may seek to fund its losses from operations and capital needs through debt and equity financing, or through collaborations or partnerships with other entities, such funding may not be available on a timely basis on terms acceptable to the Company, or at all.  If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to further scale back or discontinue the advancement of product candidates, further reduce headcount, reorganize, merge with another entity, file for bankruptcy, or cease operations.

As of December 31, 2019, the Company had cash, cash equivalents and marketable securities of $21.8 million.

Use of Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the financial statements accompanying notes. Significant estimates in the Company’s financial statements relate to clinical trial accruals, the valuation of equity awards and the development period used for license revenue recognition. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results may differ from these estimates under different assumptions or conditions.

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

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are depreciated using the straight-line method over the lesser of the remaining lease term or an estimated useful life .

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. No impairment loss has been recognized for the years ended December 31, 2019 and 2018.

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

Net Loss Per Share

Basic and diluted net loss per common share for the periods presented is computed by dividing net loss by the weighted-average number of common shares outstanding during the respective periods, without consideration of common stock equivalents as they are anti-dilutive. Common stock equivalents that could potentially dilute earnings in the future are comprised of shares issuable upon the conversion of options to purchase shares of common stock outstanding under the Company’s equity incentive plan and warrants for the purchase of shares of common. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Common stock equivalents from potentially dilutive securities that are not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows:

	Years Ended December 31,
	2019	2018	2017
Common stock options	4,334,935	3,476,847	2,589,348
Common stock warrants	66,514	67,238	10,660
Total	4,401,449	3,544,085	2,600,008

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard is aimed at making leasing activities more transparent and comparable. Under the new guidance, lessees are required to recognize substantially all leases on their balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted Topic 842 on January 1, 2019 using the modified retrospective approach with a cumulative-effect adjustment as of January 1, 2019. The Company recognized a right-of-use asset and a lease liability on the balance sheet for the discounted value of future lease payments from the date of adoption. The impact on the balance sheet as of the date of adoption was as follows (in thousands):

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

3. Fair Value of Financial Instruments

Fair Values of Assets Measured on a Recurring Basis

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Marketable securities:
Corporate debt securities	$3,700	$—	$3,700	$—
Commercial paper	5,485	—	5,485	—
Asset-backed securities	3,650	—	3,650	—
	$12,835	$—	$12,835	$—

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Cash equivalents:
Corporate debt securities	$4,783	$—	$4,783	$—
Commercial paper	1,987	—	1,987	—
	$6,770	$—	$6,770	$—
Marketable securities:
Corporate debt securities	$16,301	$—	$16,301	$—
Commercial paper	24,576	—	24,576	—
U.S. treasury securities	1,997	1,997	—	—
Asset-backed securities	12,399	—	12,399	—
	$55,273	$1,997	$53,276	$—

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

There were no transfers in or out of Level 1 or Level 2 investments during the years ended December 31, 2019 or 2018.

At December 31, 2019 and 2018, the Company had investments in money market funds of $6.3 million and $30.9 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

Fair Values of Other Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable, approximate their respective fair values due to their short-term nature. The carrying amount of the Company’s notes payable of $4.7 million at December 31, 2019 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs).

4. Certain Financial Statement Caption Information

Marketable Securities

The following is a summary of the Company’s marketable securities (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2019
Corporate debt securities	1 or less	$2,699	$1	$—	$2,700
Corporate debt securities	>1 and <5	999	1	—	1,000
Commercial paper	1 or less	5,481	4	—	5,485
Asset-backed securities	1 or less	3,646	4	—	3,650
		$12,825	$10	$—	$12,835
December 31, 2018
Corporate debt securities	1 or less	$10,013	$1	$(4)	$10,010
Corporate debt securities	>1 and <5	6,293	2	(4)	6,291
Commercial paper	1 or less	24,584	—	(8)	24,576
U.S. treasury securities	1 or less	1,997	—	—	1,997
Asset-backed securities	1 or less	10,612	—	(8)	10,604
Asset-backed securities	>1 and <5	1,797		(2)	1,795
		$55,296	$3	$(26)	$55,273

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

Property and Equipment

Property and equipment is comprised of (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$2,184	$4,445
Computers, software and office equipment	252	322
Furniture and fixtures	216	610
Leasehold improvements	636	1,927
	3,288	7,304
Less: accumulated depreciation	(1,599)	(3,331)
	$1,689	$3,973

Depreciation expense was $0.8 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities are comprised of (in thousands):

	December 31,
	2019	2018
Clinical trial expenses	$2,404	$4,535
Payroll and other employee-related expenses	1,116	2,840
Contract manufacturing services	387	3,411
Lease liability	416	—
Professional fees	330	474
Interest payable	37	205
Other	552	1,629
Total accrued liabilities	$5,242	$13,094

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

On May 18, 2018, the Company entered into an Amended and Restated Loan and Security Agreement, which was further amended on August 3, 2018, pursuant to which the lenders agreed to lend the Company $26.5 million as term loans (the Term Loans). Of the total proceeds, $8.6 million was applied to the repayment of outstanding principal, interest and final payment owed pursuant to the Initial Loans.

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

The Term Loans will mature on December 1, 2022 (the Maturity Date) and the Company makes interest-only payments through January 1, 2020, followed by 36 equal monthly payments of principal and interest.

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

In connection with the Second Amendment, the lenders (i) agreed to waive any prepayment fee otherwise applicable to a prepayment of the Term Loans in connection with any prepayment of the Term Loans on or after the date of the Second Amendment, (ii) consent to the sale of certain specified equipment, so long as the net cash proceeds from the sale of such assets are used to repay the Term Loans, and (iii) release their lien on the specified equipment upon the closing of any such sale. Under the Second Amendment, the Company has also agreed to grant a security interest in the Company’s intellectual property as additional collateral to secure the Term Loans for the ratable benefit of the lenders.

In conjunction with the Loan Agreement, the Company issued the lenders warrants exercisable for 56,578 shares of common stock (the Warrants). The Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.35. The Warrants will terminate on the earlier of May 18, 2028 or the closing of a certain merger or consolidation transaction. The Company recorded the Warrants as a debt discount, which is a contra-liability against debt. The offset to the contra-liability is recorded as additional paid in capital in the Company’s balance sheet as the Warrants were determined to be an equity instrument. The Company determined the fair value of the Warrants at the date of issuance was $0.5 million using the Black-Scholes option pricing model based on significant unobservable inputs (Level 3) with an expected term of 10 years, volatility of 85.6%, risk free rate of 3.1% and expected dividend of 0%.

The costs incurred to issue the Term Loans of $0.1 million were deferred and are included in the discount to the carrying value of the Term Loans in the accompanying balance sheet. The deferred costs and the final payment fee are amortized to interest expense over the expected term of the Term Loans using the effective interest method with an effective interest rate of 10.7%.

The aggregate carrying amounts of the Term Loans and Initial Loans are comprised of the following, as applicable (in thousands):

	December 31,
	2019	2018
Principal	$5,000	$26,450
Add: accreted liability for final payment fee	138	276
Less: unamortized discount	(394)	(525)
	$4,744	$26,201

The Term Loans are secured by all of the Company’s assets, including intellectual property. The Company is also required to maintain its primary operating accounts at all times with one of the lenders. The Loan Agreement contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of its capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. As of December 31, 2019, the Company was in compliance with the covenants contained in the Loan Agreement.

Based on the Company’s operating plans, cash, cash equivalents and marketable securities may not be sufficient to fund operations for the next 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. All amounts due under the Term Loans have been classified as a current liability on the balance sheet.

Future maturities of the Term Loans, including the final payment fee, as of December 31, 2019 are as follows (in thousands):

December 31, 2019
Year ending December 31, 2020	1,667
Year ending December 31, 2021	1,667
Year ending December 31, 2022	2,064
Notes payable, current portion	5,398
Unaccreted balance for final payment fee on Loans	(260)
Unamortized discounts	(394)
4,744

6. Stockholders’ Equity

Upon completion of the Company’s IPO, all of the Company’s outstanding shares of convertible preferred stock were converted into an aggregate of 6,690,066 shares of the Company’s common stock.  As of December 31, 2019, the Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

In December 2018, the Company completed a public offering in which it sold an aggregate of 3,000,000 shares of common stock at a price of $10.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $28.0 million.

During the year ended December 31, 2019, the Company sold 760,089 shares of common stock under the Sales Agreement, respectively. The sales were made at a weighted average price of $10.41. The Company received net proceeds of $7.7 million during the year ended December 31, 2019 and may sell up to an additional $22.1 million in shares of the Company’s common stock under the Sales Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2019 and 2018 is as follows:

	December 31,
	2019	2018
Issued and Outstanding:
Stock options	4,334,935	3,476,847
Warrants for common stock	66,514	67,238
Shares reserved for issuance under the ESPP	486,855	326,178
Shares reserved for future award grants	543,284	451,063

7. Equity Incentive Plans and Stock-Based Compensation

2017 Equity Incentive Plan

In March 2017, the Company’s board of directors and stockholders approved and adopted the Company’s 2017 Equity Incentive Plan, which became effective on April 12, 2017 and was subsequently amended September 30, 2018 and further amended February 12, 2019 (the 2017 Plan). The 2017 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates.

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

All grants of options to purchase common stock under the 2017 Plan expire in 10 years. Grants with time-based vesting provisions are generally subject to a four-year vesting schedule with 25% vesting after the first year, and the balance vesting monthly over the remaining 36 months. Grants with performance-based vesting provisions vest upon the achievement of three separate development and regulatory milestones, with one-third of the options vesting upon the achievement of each milestone.

The following table summarizes stock option activity under the Company’s equity incentive plans for the year ended December 31, 2019:

	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding at December 31, 2018	3,476,847	$12.67
Granted	1,841,380	$7.60
Exercised	(69,697)	$3.61
Forfeitures and cancellations	(913,595)	$11.67
Options Outstanding at December 31, 2019	4,334,935	$10.87	7.2
Options Exercisable at December 31, 2019	2,128,758	$11.58	5.8	$-

The following table summarizes certain information regarding stock options (in thousands):

	Years Ended December 31,
	2019	2018	2017
Fair value of options vested during the period	$6,336	$6,318	$2,194
Cash received from options exercised during the period	$252	$67	$81
Intrinsic value of options exercised during the period	$491	$508	$677

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

As of December 31, 2019, the Company had issued 191,972 shares of common stock under the ESPP, with 69,324 of such shares of common stock being issued during the year ended December 31, 2019. The Company had 486,855 shares available for future issuance under the ESPP as of December 31, 2019. Effective December 11, 2019, the Company suspended the ESPP for any additional offering periods after December 10, 2019. Any enrollments that have been submitted to date for the next enrollment period that was scheduled to begin on December 11, 2019 have been cancelled.

Stock-Based Compensation Expense

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants with both time-based and performance-based vesting provisions and stock purchase rights were as follows:

	Years Ended December 31,
	2019	2018	2017
Time based stock options
Risk-free interest rate	2.2%	2.7%	2.0%
Volatility	82.6%	85.9%	82.2%
Dividend yield	0%	0%	0%
Expected term (in years)	5.9	6.1	6.1
Grant date fair value per share	$5.31	$8.12	$10.39
Performance based stock options
Risk-free interest rate	—	—	2.1%
Volatility	—	—	75.9%
Dividend yield	—	—	0%
Expected term (in years)	—	—	6.3
Grant date fair value per share	$—	$—	$6.73
Employee stock purchase plan
Risk-free interest rate	2.6%	2.5%	1.2%
Volatility	71.6%	78.1%	69.8%
Dividend yield	0%	0%	0%
Expected term (in years)	0.5	1.1	1.3
Grant date fair value per share	$4.44	$5.02	$4.61

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

The Company has not recognized non-cash stock-based compensation expense for outstanding options to purchase 188,651 shares of common stock with performance-based vesting provisions after its evaluation that the occurrence of the individual milestones is not probable as of December 31, 2019.

Total non-cash stock-based compensation expense for all stock awards and purchase rights, net of forfeitures recognized as they occur, that was recognized in the statements of operations is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Research and development	$3,269	$3,023	$1,783
General and administrative	4,791	3,847	2,668
Total	$8,060	$6,870	$4,451

Unrecognized compensation expense for stock options at December 31, 2019 was $12.1 million which is expected to be recognized over a weighted-average period of 2.5 years.

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

9. Grant Agreements

In August 2017, the Company was awarded a $2.0 million grant by the U.S. Food and Drug Administration Office of Orphan Products Development to support its Phase 3 clinical trial (OOPD Grant). Under the grant agreement, the Company will be reimbursed for qualifying expenses over a four-year period subject to the availability of funds and satisfactory progress of the trial. The Company received reimbursable amounts of $0.5 million for each of the years ended December 31, 2019, 2018 and 2017 relating to the OOPD Grant as an offset against research and development costs incurred during the period.

10. Income Taxes

Significant components of the income tax expense are as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Current
Federal	$—	$—	$—
State	1	1	1
Foreign	—	1,698	—
Total current provision	1	1,699	1
Deferred
Federal	—	—	—
State	—	—	—
Total Deferred	—	—	—
Income Tax Expense	$1	$1,699	$1

The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Years Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	34.0%
Adjustments for tax effects of:
State taxes, net	—%	6.1%	5.7%
Withholding Tax	—%	(3.6)%
Permanent adjustments	(1.4)%	(1.0)%	(4.5)%
Tax Cuts and Jobs Act	—%	—%	(3.7)%
Net operating loss carryovers not recognized	(18.8)%	(22.1)%	(30.4)%
Valuation allowance	1.1%	(5.9)%	(1.0)%
Other	(1.9)%	1.9%	(0.1)%
Effective income tax rate	—%	(3.7)%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. Significant components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Depreciation and amortization	$32	$—
Deferred license revenue	—	10
Share-based compensation	3,793	3,432
Debt discount	79	137
Lease liability	935	644
Accrued liabilities and other	288	1,134
Total deferred tax assets	5,127	5,357
Less valuation allowance	(4,386)	(5,107)
Net deferred tax assets	$741	$250

Deferred tax liabilities:
Right of use asset	$(739)	$—
Depreciation and amortization	—	(250)
Other	(2)	—
Total Deferred tax liabilities	$(741)	$(250)
Net deferred taxes	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based upon the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2019 and 2018. During 2019 and 2018, the valuation allowance decreased by $0.7 million and increased by $2.6 million, respectively.

The Company has federal and California net operating loss carryforwards which may be available to offset future income tax liabilities. As of December 31, 2019, the Company has federal net operating losses of $231.0 million, of which, $136.6 million begin expiring in 2028 unless previously utilized and $94.4 million that do not expire but are limited to 80% of taxable income in a given year. The Company has state net operating loss carryforwards of $76.0 million that begin to expire in 2028 unless previously utilized as of December 31, 2018. Excluded from the California net operating loss carryforward are net operating losses for the years ended December 31, 2013 through 2017 and 2019 which are impacted by a California Supreme Court ruling issued on December 31, 2015. This ruling held that taxpayers must use the single sales factor market based sourcing method in determining their California apportionment. As a result of the ruling, the Company has completed an analysis to determine the re-apportionment of its losses to California using the required single sales factor market sourcing method for 2013 through 2017 and 2019. In doing so, the Company treated its passive interest income as California-source income which results in a 100% apportionment percentage to California. While this portion may not reach the more-likely-than-not recognition threshold, the Company has excluded a cumulative net operating loss of $167.9 million from its California net operating loss carryforward.

As of December 31, 2019, the Company has federal and California research and development tax credit carryforwards of $29.2 million and $7.1 million, respectively. The federal research and development tax credits begin to expire in 2028 unless previously utilized. The California credits do not expire.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of a company’s net operating loss and tax credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% (by value) within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several equity offerings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the IRC, or could result in a change in control in the future. The Company has not completed an IRC Section 382 and 383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until such an analysis has been completed, the Company has removed the deferred tax assets for net operating losses of $53.8 million and federal and California research and development credits of approximately $34.8 million from its deferred tax asset schedule, and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly. The Company does not expect this analysis to be completed within the next 12 months and, as a result, the Company does not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company’s policy is to record interest and penalties relating to uncertain tax positions as a component of income tax expense. As of December 31, 2019 and 2018, there was no accrued interest or penalties for uncertain tax positions.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2019, the Company’s tax years beginning 2007 to date are subject to examination by federal and California taxing authorities due to the carry forward of unutilized net operating losses and research and development tax credits. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

11. Retirement Plan

The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the IRC. Participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company has elected to match 50% of an employee’s contributions up to 6% of the employees’ eligible salary beginning January 1, 2019. The Company made contributions of $0.3 million for the year ended December 31, 2019.

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

On December 16, 2019, the Company entered into a First Amendment (the “Lease Amendment”) to the Lease. Under the terms of the Lease Amendment, the termination date of a portion of the premises containing approximately 21,180 rentable square feet was accelerated from June 30, 2026 to December 31, 2019. The Lease Amendment eliminated further rents due for the terminated rentable square feet, including aggregate base rent over the remaining term of approximately $7.6 million.

As of December 31, 2019, the Company continues to lease approximately 17,669 rentable square feet from the Landlord.

As of December 31, 2019, future annual minimum rental payments payable under the Lease are as follows (shown in thousands):

Years ended December 31:
2020	882
2021	913
2022	945
2023	978
2024	1,012
Thereafter	1,580
Total	$6,310

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

13. Selected Quarterly Financial Data (unaudited)

The following table contains unaudited quarterly financial information for the years ended December 31, 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019
Operating expenses	$16,880	$16,824	$17,132	$10,711
Net loss	(17,084)	(17,114)	(18,735)	(10,583)
Net loss per common share, basic and diluted	$(0.74)	$(0.72)	$(0.78)	(0.45)
Year Ended December 31, 2018
Operating expenses	$12,855	$15,336	$16,582	$19,116
Net loss	(12,880)	(16,089)	(383)	(19,603)
Net loss per common share, basic and diluted	$(0.65)	$(0.81)	$(0.02)	(0.96)

14. Subsequent Events

Signed merger agreement

On February 19, 2020, the Company and Forte Biosciences, Inc. (“Forte”) signed an Agreement and Plan of Merger and Reorganization (“Merger Agreement”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the Company’s stockholders, a wholly-owned subsidiary of the Company will be merged with and into Forte, with Forte surviving the Merger as a wholly-owned subsidiary of the Company.

The proposed Merger is structured as a stock-for-stock transaction whereby all of Forte's outstanding shares of common stock and securities convertible into or exercisable for Forte’s common stock will be converted into the right to receive Tocagen common stock and securities convertible into or exercisable for Tocagen common stock. Under the exchange ratio formula in the Merger Agreement, the former Forte equityholders immediately before the Merger are expected to own approximately 74.5% of the outstanding capital stock of Tocagen, and the equityholders of Tocagen immediately before the Merger are expected to own approximately 25.5% of the outstanding capital stock of Tocagen, on a fully diluted basis using the treasury stock method subject to certain assumptions. We anticipate that the Merger will close in the second quarter of 2020.

Additional restructuring

The Company further reduced its workforce in 2020 as a result of the proposed Merger. The Company expects that it will incur personnel-related restructuring charges of approximately $3.0 million for employee severance and other related termination benefits. Severance payments are expected to be paid in full in the first half 2020. The estimates of costs that the Company expects to incur and the timing of payments thereof are subject to a number of assumptions and actual results may differ.