Form 10-Q
period 2020-03-31
Tocagen Inc
filed 2020-04-23
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-38052

TOCAGEN INC.

(Exact name of registrant as specified in its charter)

Delaware	26 - 1243872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4445 Eastgate Mall, Suite 200, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (858) 412-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TOCA	The Nasdaq Global Select Market

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

As of April 17, 2020, the registrant had 23,914,723 shares of common stock, par value $0.001 per share, outstanding.

TOCAGEN INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TOCAGEN INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,232	$8,986
Marketable securities	—	12,835
Prepaid expenses and other current assets	277	1,135
Total current assets	14,509	22,956
Property and equipment, net	694	1,689
Operating lease right-of-use asset	3,429	3,515
Total assets	$18,632	$28,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,627	$3,218
Accrued liabilities	6,030	5,242
Notes payable, current portion	4,981	4,744
Total current liabilities	12,638	13,204
Operating lease liability, net of current portion	3,912	4,027
Other long term liabilities	—	81
Total liabilities	16,550	17,312
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2020 and December 31, 2019; 23,914,723 and 23,899,261 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	291,739	290,215
Accumulated deficit	(289,680)	(279,400)
Accumulated other comprehensive income	—	10
Total stockholders’ equity	2,082	10,848
Total liabilities and stockholders’ equity	$18,632	$28,160

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
License revenue	$—	$9
Operating expenses:
Research and development	3,141	12,434
General and administrative	5,556	4,446
Total operating expenses	8,697	16,880
Loss from operations	(8,697)	(16,871)
Other income (expense), net:
Interest income	58	541
Interest expense	(756)	(754)
Loss on disposal of assets	(885)	—
Total other expense, net	(1,583)	(213)
Net loss	$(10,280)	$(17,084)
Other comprehensive income (loss):
Net unrealized (loss) gain on investments	(10)	41
Comprehensive loss	$(10,290)	$(17,043)
Net loss per common share, basic and diluted	$(0.43)	$(0.74)
Weighted-average number of common shares outstanding, basic and diluted	23,902,889	23,040,951

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Unaudited

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	In Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	23,899,261	$23	$290,215	$(279,400)	$10	$10,848
Exercise of stock options	15,462	—	10	—	—	10
Stock-based compensation	—	—	1,514	—	—	1,514
Other comprehensive loss	—	—	—	—	(10)	(10)
Net loss	—	—	—	(10,280)	—	(10,280)
Balance at March 31, 2020	23,914,723	$23	$291,739	$(289,680)	$—	$2,082

Balance at December 31, 2018	23,000,151	$23	$274,029	$(215,884)	$(23)	$58,145
Exercise of stock options	64,313	—	248	—	—	248
Issuance of common stock, net of offering costs	146,398	—	1,504	—	—	1,504
Stock-based compensation	—	—	2,000	—	—	2,000
Other comprehensive income	—	—	—	—	41	41
Net loss	—	—	—	(17,084)	—	(17,084)
Balance at March 31, 2019	23,210,862	$23	$277,781	$(232,968)	$18	$44,854

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
OPERATING ACTIVITIES
Net loss	$(10,280)	$(17,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,514	2,000
Depreciation	57	216
Loss on disposal of property and equipment	916	—
Noncash interest expense	654	142
Accretion of discount on investments, net	103	(41)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	877	110
Accounts payable	(1,591)	(490)
Accrued liabilities	353	(2,777)
Deferred license revenue	—	(9)
Other	328	251
Net cash used in operating activities	(7,069)	(17,682)
INVESTING ACTIVITIES
Proceeds from the sale/maturity of marketable securities	12,722	27,836
Purchases of marketable securities	—	(21,606)
Purchases of property and equipment	—	(133)
Net cash provided by investing activities	12,722	6,097
FINANCING ACTIVITIES
Principal payments on notes payable	(417)	—
Proceeds from issuance of common stock	10	248
Proceeds from issuance of common stock under the ATM facility, net of issuance cost	—	1,522
Net cash (used in) provided by financing activities	(407)	1,770
Net increase (decrease) in cash and cash equivalents	5,246	(9,815)
Cash and cash equivalents, beginning of period	8,986	40,813
Cash and cash equivalents, end of period	$14,232	$30,998
NONCASH INVESTING AND FINANCING ACTIVITIES
Cash paid for interest	$101	$606
Property and equipment purchases included in accounts payable and accrued liabilities	$—	$26

See accompanying notes to these unaudited condensed financial statements.

TOCAGEN INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Historically, Tocagen Inc. (Tocagen or the Company) was a clinical-stage, cancer-selective gene therapy company developing broadly-applicable product candidates designed to activate a patient’s immune system against their own cancer. The Company’s cancer-selective gene therapy platform is built on retroviral replicating vectors which are designed to selectively deliver therapeutic genes into the DNA of cancer cells. The Company’s gene therapy approach is designed to fight cancer through immunotherapeutic mechanisms of action without the autoimmune toxicities commonly experienced with other immunotherapies. The Company views its operations and manages its business in one operating segment.

Since the Company’s inception in August 2007, it has devoted substantially all of its efforts to developing its gene therapy platform and its lead product candidate, Toca 511 & Toca FC. The Company has never been profitable and has incurred significant operating losses in each year since its inception. The Company has not generated revenues from its principal operations.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, from which the balance sheet information herein was derived.

Liquidity

On February 19, 2020, the Company, Telluride Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (Merger Sub), and Forte Biosciences, Inc. (Forte) entered into an Agreement and Plan of Merger and Reorganization (the Merger Agreement). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the Company’s stockholders, Merger Sub will be merged with and into Forte, with Forte surviving as a wholly-owned subsidiary of the Company (the Merger).

The accompanying financial statements have been prepared on a basis which assumes the Company is a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to the Company’s ability to continue as a going concern. The Company has experienced net losses and negative cash flows from operating activities since its inception. As of March 31, 2020, the Company had cash and cash equivalents of $14.2 million and accumulated deficit of $289.7 million.

Based on the Company’s operating plans, its cash and cash equivalents may not be sufficient to fund operations for the next 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

To conserve our cash resources, the Company has substantially reduced its workforce and has wound down and suspended its research and development activities. The Company is continuing to provide study drug for patients who remain on therapy via investigator sponsored trials (principal investigator assumes responsibility) through single patient investigational new drug applications and is continuing its day-to-day business operations including the limited remaining activities required to wrap up the Toca 5 trial.

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Significant estimates in the Company’s financial statements relate to clinical trial accruals and the valuation of equity awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results may differ from these estimates under different assumptions or conditions.

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

Common stock equivalents from potentially dilutive securities that are not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows:

	Three Months Ended March 31,
	2020	2019
Common stock options and awards	4,798,269	4,262,170
Common stock warrants	66,514	67,238
Total	4,864,783	4,329,408

Recently Issued Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements issued by the Financial Accounting Standards Board in the form of Accounting Standards Updates through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective that when adopted, would have a material impact on the financial statements of the Company.

3.	Fair Value of Financial Instruments

Fair Values of Assets Measured on a Recurring Basis

The Company did not have any fair value measurements on a recurring basis as of March 31, 2020. The following table summarizes the Company’s assets that required fair value measurements on a recurring basis as of December 31, 2019 and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at End of Period Using:
	Total	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Marketable securities:
Corporate debt securities	$3,700	$—	$3,700	$—
Commercial paper	5,485	—	5,485	—
Asset-backed securities	3,650	—	3,650	—
	$12,835	$—	$12,835	$—

Marketable Securities. When there are fair values determined by Level 1 inputs, which utilize quoted prices in active markets for identical assets, the level of judgment required to estimate fair value is relatively low.

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

There were no transfers in or out of Level 1 or Level 2 investments during the three months ended March 31, 2020 or 2019.

At March 31, 2020 and December 31, 2019, the Company had investments in money market funds of $4.2 million and $6.3 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds were invested primarily in U.S. government securities.

Fair Values of Other Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including accounts payable, approximate fair value due to their short-term nature. The Company’s notes payable recorded on the balance sheet as of March 31, 2020 of $5.0 million were recorded at fair value as the notes payable were paid off in full on April 10, 2020.

4.	Certain Financial Statement Caption Information

Marketable Securities

The Company did not have marketable securities as of March 31, 2020. The following is a summary of the Company’s marketable securities as of December 31, 2019 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2019
Corporate debt securities	1 or less	$2,699	$1	$—	$2,700
Corporate debt securities	>1 and <5	999	1	—	1,000
Commercial paper	1 or less	5,481	4	—	5,485
Asset-backed securities	1 or less	3,646	4	—	3,650
		$12,825	$10	$-	$12,835

The Company classified all of its available-for-sale investment securities at December 31, 2019, including those with maturity greater than one year, as current assets on the balance sheet based on the highly liquid nature of these investment securities and because these investment securities were considered available for use in current operations.

There were no impairments considered other-than-temporary during the periods presented, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. Gross realized gains and losses on sales of marketable securities were immaterial for all periods presented.

Accrued Liabilities

Accrued liabilities are comprised of (in thousands):

	March 31, 2020	December 31, 2019
Clinical trial expenses	$405	$2,404
Payroll and other employee-related expenses	4,106	1,116
Contract manufacturing services	329	387
Current lease liability	435	416
Professional fees	377	330
Interest payable	34	37
Other	344	552
Total accrued liabilities	$6,030	$5,242

The Company further reduced its workforce in the first quarter 2020 as a result of the proposed Merger and incurred personnel-related restructuring charges of approximately $3.5 million for employee severance and other related termination benefits. As of March 31, 2020, $3.3 million of severance and other related termination costs were included in accrued liabilities on the balance sheet.

5.	Notes Payable

Loan Agreement

On October 30, 2015, the Company entered into a Loan and Security Agreement (2015 Loan Agreement) with two lenders whereby it borrowed $18.0 million (the Initial Loans). Balances under the 2015 Loan Agreement were due in monthly principal and interest payments, with final maturity of the Initial Loans in May 2019. Each Initial Loan included a final payment fee of 7.95% of the original principal amount due upon maturity.

On May 18, 2018, the Company entered into an Amended and Restated Loan and Security Agreement, which was further amended in August 2018 and October 2019 (2018 Loan Agreement), pursuant to which the lenders agreed to lend the Company $26.5 million as term loans (the Term Loans). Of the total proceeds, $8.6 million was applied to the repayment of outstanding principal, interest and final payment owed pursuant to the Initial Loans.

The Company evaluated the 2018 Loan Agreement in accordance with ASC Topic 470, which requires assessment of whether the modification is considered a substantial modification, in which case the modification would be accounted for as a debt extinguishment. Based on the Company’s evaluation, the 2018 Loan Agreement was considered substantial and therefore the unamortized discount associated with the 2015 Loan Agreement was written off through interest expense and the principal balance of the 2015 Loan Agreement was written off.

The Term Loans would have matured on December 1, 2022 (the Maturity Date) and bore interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) the sum of (a) the prime rate reported in the Wall Street Journal on the last business day of the month that immediately proceeds the month in which the interest will accrue, plus (b) 3.75%. The interest rate as of March 31, 2020 was 8.50%. The Company was required to make a final payment of 7.95% of the principal amount of the Term Loans payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans. On October 31, 2019, the Company entered into a Consent and Second Amendment to the Amended and Restated Loan and Security Agreement (the Second Amendment) and made a prepayment of $23.3 million, which amount was used to prepay i) a portion equal to $21.5 million of the outstanding principal of the Term Loans plus all accrued and unpaid interest thereon through the prepayment date, ii) prorated portion of the final payment with respect to the portion of such Term Loans being prepaid, plus iii) all outstanding lenders’ expenses as of the date of the Second Amendment.

In connection with the Second Amendment, the lenders (i) agreed to waive any prepayment fee otherwise applicable to a prepayment of the Term Loans on or after the date of the Second Amendment, (ii) consent to the sale of certain specified equipment, so long as the net cash proceeds from the sale of such assets are used to repay the Term Loans, and (iii) release their lien on the specified equipment upon the closing of any such sale. Under the Second Amendment, the Company also agreed to grant a security interest in the Company’s intellectual property as additional collateral to secure the Term Loans for the ratable benefit of the lenders.

On April 10, 2020, the Company made a prepayment of $4.9 million under the 2018 Loan Agreement, which amount was used to prepay i) the remaining outstanding principal of the Term Loans of $4.4 million, plus all accrued and unpaid interest thereon, ii) the remaining final payment with respect to the Term Loans and iii) all outstanding lenders’ expenses as of the date of the Second Amendment. In connection with the Company’s payment, the 2018 Loan Agreement was terminated and the lenders consented to the release of all liens under the 2018 Loan Agreement on the Company’s assets, including intellectual property. As a result of the prepayment, all amounts due under the Term Loans have been classified as a current liability on the balance sheet as of March 31, 2020.

The 2018 Loan Agreement contained customary conditions of borrowing, events of default and covenants, including covenants that restricted the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. If an event of default would have occurred, including the occurrence of a material adverse change, the Company would have been liable for immediate repayment of all obligations under the 2018 Loan Agreement. As of March 31, 2020, the balance sheet was adjusted for the amount due under the Term Loans for the outstanding principal, plus all accrued and unpaid interest thereon, and the final payment. All unaccreted balances for the final payment and unamortized discounts were adjusted through interest expense.

In conjunction with the 2018 Loan Agreement, the Company issued the lenders warrants exercisable for 56,578 shares of common stock (the Warrants). The Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.35. The Warrants will terminate on the earlier of May 18, 2028 or the closing of a certain merger or consolidation transaction. The Company recorded the Warrants as a debt discount, which is a contra-liability against debt, and was amortizing the balance over the life of the underlying debt. The offset to the contra-liability is recorded as additional paid in capital in the Company’s balance sheet as the Warrants were determined to be an equity instrument. The Company determined the fair value of the Warrants at the date of issuance was $0.5 million using the Black-Scholes option pricing model based on significant unobservable inputs (Level 3) with an expected term of 10 years, volatility of 85.6%, risk free rate of 3.1% and expected dividend of 0%.

The aggregate carrying amounts of the Term Loans are comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Principal	$4,583	$5,000
Add: accreted liability for final payment fee	398	138
Less: unamortized discount	—	(394)
	$4,981	$4,744

6.	Stockholders’ Equity

The Company did not sell any shares under its Equity Distribution Agreement with Citigroup Global Markets Inc. (the Sales Agreement) during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company sold 146,398 shares of its common stock under the Sales Agreement. The sales were made at a weighted average price of $10.69 per share resulting in net proceeds of $1.5 million. As of March 31, 2020, the Company has sold 760,089 shares of common stock and has received net proceeds of $7.7 million under the Sales Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of March 31, 2020 is as follows:

Issued and Outstanding:
Stock options and awards	4,798,269
Warrants for common stock	66,514
Shares reserved for issuance under the 2017 Employee Stock Purchase Plan	725,847
Shares reserved for future award grants	1,020,458
Total	6,611,088

The following table summarizes the allocation of the Company’s non-cash stock-based compensation expense for all stock awards during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$364	$746
General and administrative	1,150	1,254
Total	$1,514	$2,000

The Company has not recognized non-cash stock-based compensation expense for outstanding options to purchase 188,651 shares of common stock with performance-based vesting provisions after its evaluation that the occurrence of the individual milestones is not probable as of March 31, 2020.

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

9.	Subsequent Events

On April 17, 2020, the Company entered into an Asset Purchase Agreement with Denovo BioPharma LLC (Denovo) pursuant to which, among other things, Denovo agreed to acquire from the Company certain intellectual property rights, materials, know-how, and data, including those related to the Company’s retroviral replicating vector technologies, including Toca 511 & Toca FC for a purchase price of $1.1 million. Under the terms of the Asset Purchase Agreement, the transaction will close upon the earlier of (a) immediately after the closing of the Merger and (b) promptly after the termination of the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K  filed with the Securities and Exchange Commission, or SEC, on February 27, 2020, or Annual Report on Form 10-K.  Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Tocagen Inc.

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

Overview

Historically, we were a clinical-stage, cancer-selective gene therapy company focused on developing broadly-applicable product candidates designed to activate a patient’s immune system against their own cancer. Our cancer-selective gene therapy platform is built on retroviral replicating vectors, or RRVs, which are designed to selectively deliver therapeutic genes into the DNA of cancer cells. Our gene therapy approach is designed to fight cancer through immunotherapeutic mechanisms of action without the autoimmune toxicities commonly experienced with other immunotherapies.

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

We do not have any products approved for sale and have not generated any revenue from product sales. Since our inception in August 2007, we have devoted substantially all of our efforts to developing our gene therapy platform and Toca 511 & Toca FC. We have never been profitable and have incurred significant operating losses in each year since our inception. We had an accumulated deficit of $289.7 million as of March 31, 2020. Substantially all of our net losses resulted from costs incurred in connection with our research, preclinical, clinical, product, regulatory and business development activities, as well as raising capital and building our infrastructure. We do not have any commitments for future external funding.

Following the announcement of the Toca 5 trial results, our board of directors commenced a process of evaluating strategic alternatives to maximize stockholder value. To assist with this process, our board of directors engaged a financial advisory firm to help explore our available strategic alternatives, including possible mergers and business combinations, a sale of part or all of our assets, and collaboration and licensing arrangements. On February 19, 2020, we entered into an Agreement and Plan of Merger and Reorganization, or Merger Agreement, with Telluride Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary, or Merger Sub, and Forte Biosciences, Inc., or Forte. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by our stockholders, Merger Sub will be merged with and into Forte, with Forte surviving as our wholly-owned subsidiary.  This transaction is referred to as the “Merger.”

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

The following table sets forth our research and development expense by project for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Toca 511 & Toca FC	$3,141	$11,950
Vector technology	—	484
Total	$3,141	$12,434

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2019. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed financial statements, refer to Item 7  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited financial statements contained in our Annual Report on Form 10-K and Note 2 to our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined that such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
License revenue	$—	$9
Research and development expenses	3,141	12,434
General and administrative expenses	5,556	4,446
Interest income	58	541
Interest expense	(756)	(754)
Loss on disposal of assets	(885)	—

Research and development expenses    Research and development expenses were $3.1 million for the three months ended March 31, 2020 compared to $12.4 million for the three months ended March 31, 2019. The decrease of $9.3 million was primarily due to decreases in clinical trial related costs due to wind down activities and a reduction in our workforce.

General and administrative expenses    General and administrative expenses were $5.6 million for the three months ended March 31, 2020, compared to $4.4 million for the three months ended March 31, 2019. The increase of $1.1 million was primarily due to increased personnel costs, including non-cash stock-based compensation and severance costs in connection with wind down activities and a reduction in our workforce.

Interest income    Interest income was $0.1 million for the three months ended March 31, 2020 compared to $0.5 million for the three months ended March 31, 2019. The decrease of $0.5 million was primarily due to liquidation of invested cash to fund operations.

Interest expense    Interest expense was $0.8 million for the three months ended March 31, 2020 and for the three months ended March 31, 2019. Adjustments to notes payable as of March 31, 2020 related to the final principal and exit fee payoff in April 2020 were recorded through interest expense.

Loss on disposal of assetsLoss on disposal of assets was $0.9 million for the three months ended March 31, 2020 compared to zero for the three months ended March 31, 2019. The 2020 activity was due to equipment sales and disposals in connection with the reduction in lab and office space in December 2019.

Liquidity and Capital Resources

We have incurred significant losses and cumulative negative cash flows from operations since our inception. As of March 31, 2020, we had an accumulated deficit of $289.7 million.

Based on our operating plans, our cash and cash equivalents may not be sufficient to fund operations for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern.

If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected.

Since inception through March 31, 2020, we have funded our operations primarily through the private placement of our convertible preferred stock, our public offerings of our common stock, term loans, the issuance of convertible promissory notes and upfront and milestone payments under our license and collaboration agreements.  As of March 31, 2020, we had $14.2 million in cash, and cash equivalents.

Cash Flows

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(7,069)	$(17,682)
Investing activities	12,722	6,097
Financing activities	(407)	1,770
Net decrease in cash and cash equivalents	$5,246	$(9,815)

Operating Activities.    Net cash used in operating activities was $7.1 million and $17.7 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in net cash used in operating activities was primarily attributable to a decrease in net loss of $6.8 million and changes in working capital.

Investing Activities.    Net cash provided by investing activities was $12.7 million for the three months ended March 31, 2020 compared to $6.1 million for the three months ended March 31, 2019. The increase in cash provided by investing activities is due to liquidation of all marketable securities as of March 31, 2020 to fund operations.

Financing activities.    Net cash used in financing activities was $0.4 million for the three months ended March 31, 2020 compared to net cash provided by financing activities of $1.8 million for the three months ended March 31, 2019. The change in net cash related to financing activities was primarily related to net proceeds from the sale of common stock under our Equity Distribution Agreement with Citigroup Global Markets Inc. of $1.5 million in 2019 compared to zero in 2020. Additionally, cash used in financing activities for the three months ended March 31, 2020 included $0.4 million of principal payments on notes payable.

Funding Requirements

Our primary uses of capital are compensation and related expenses for personnel, third-party clinical research and development services, and general and administrative expenses. Based on our operating plans, our cash and cash equivalents may not be sufficient to fund operations for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Proposed Merger

The exchange ratio set forth in the Merger Agreement is not adjustable based on the market price of our common stock, so the merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.*

The Merger Agreement has set the exchange ratio for the Forte capital stock, and the exchange ratio is based on the outstanding capital stock of Forte and the outstanding common stock of Tocagen, in each case immediately prior to the closing of the Merger. Applying the exchange ratio formula in the Merger Agreement, the former Forte equityholders immediately before the Merger are expected to own approximately 76.7% of the outstanding capital stock of Tocagen immediately following the Merger, and the equityholders of Tocagen immediately before the Merger are expected to own approximately 23.3% of the outstanding capital stock of Tocagen immediately following the Merger, on a fully diluted basis using the treasury stock method subject to certain assumptions. Under certain circumstances further described in the Merger Agreement, however, these ownership percentages may be adjusted upward or downward based on cash levels of the respective companies at the closing of the Merger, and as a result, either our stockholders or the Forte stockholders could own less of the combined company than expected.

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

Tocagen and Forte equityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined organization following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.*

After the completion of the Merger, the current securityholders of Tocagen and Forte will own a smaller percentage of the combined organization than their ownership in their respective companies prior to the Merger. Immediately after the Merger, it is currently estimated that Forte equityholders will own approximately 76.7% of the common stock of the combined organization, and Tocagen equityholders, whose shares of Tocagen common stock will remain outstanding after the Merger, will own approximately 23.3% of the common stock of the combined organization, on a fully diluted basis using the treasury stock method subject to certain assumptions. These estimates are based on the anticipated exchange ratio and are subject to adjustment as provided in the Merger Agreement. See also the risk factor above titled, "The exchange ratio is not adjustable based on the market price of Tocagen common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed."

In addition, the 8 member board of directors of the combined company will initially include 6 individuals with prior affiliations with Forte and 2 individuals with prior affiliations with Tocagen. Consequently, securityholders of Tocagen and Forte will be able to exercise less influence over the management and policies of the combined organization following the closing of the Merger than they currently exercise over the management and policies of their respective companies.

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

If the proposed Merger is not completed, we may be unsuccessful in completing an alternative transaction on terms that are as favorable as the terms of the proposed Merger with Forte, or at all, and we may otherwise be unable to continue to operate our business. Our board of directors may decide to pursue a dissolution and liquidation of Tocagen. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.*

Our assets currently consist primarily of cash and cash equivalents, our RRV platform assets, other preclinical program assets, the remaining value, if any, of our deferred tax assets, our listing on The Nasdaq Global Select Market and the Merger Agreement with Forte. While we have entered into the Merger Agreement with Forte, the closing of the proposed Merger may be delayed or may not occur at all and there can be no assurance that the proposed Merger will deliver the anticipated benefits we expect or enhance stockholder value. If we are unable to consummate the proposed Merger, our board of directors may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the proposed Merger. Attempting to complete an alternative transaction like the proposed Merger will be costly and time consuming, and we can make no assurances that such an alternative transaction would occur at all. Alternatively, our board of directors may elect to continue our operations to advance the preclinical and clinical development of our programs, which would require that we obtain additional funding, and to resume our efforts to seek potential collaborative, partnering or other strategic arrangements for our programs, including a sale or other divestiture of our program assets, or our board of directors could instead decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, and with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include severance obligations, regulatory and preclinical obligations, and fees and expenses related to the proposed Merger. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company.

The issuance of shares of our common stock to Forte stockholders in the proposed Merger will substantially dilute the voting power of our current stockholders.*

If the proposed Merger is completed, each outstanding share of Forte common stock (including the shares of common stock issuable upon conversion of all shares of preferred stock prior to the Merger) will be converted into the right to receive a number of shares of our common stock equal to the exchange ratio determined pursuant to the Merger Agreement. Immediately following the Merger, the former Forte equityholders immediately before the Merger are expected to own approximately 76.7% of our outstanding capital stock, and our equityholders immediately before the Merger are expected to own approximately 23.3% of our outstanding capital stock, on a fully diluted basis using the treasury stock method subject to certain assumptions. Accordingly, the issuance of shares of our common stock to Forte stockholders in the Merger will reduce significantly the relative voting power of each share of Tocagen common stock held by our current stockholders. Consequently, our stockholders as a group will have significantly less influence over the management and policies of the combined company after the Merger than prior to the Merger. These estimates are based on the anticipated exchange ratio and are subject to adjustment as provided in the Merger Agreement. See also the risk factor above titled, "The exchange ratio is not adjustable based on the market price of Tocagen common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed."

Risks related to our business and financial condition

We have incurred losses since inception, and anticipate that we will incur continued losses for the foreseeable future.*

We are not profitable and have incurred net losses in each year since our inception in 2007, including net losses of $63.5 million for the year ended December 31, 2019 and $10.3 million for the three months ended March 31, 2020. As of March 31, 2020 we had an accumulated deficit of $289.7 million.

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

We are substantially dependent on our remaining employees to facilitate the consummation of the proposed Merger.*

We have substantially reduced our workforce since September 2019 and as of April 22, 2020, we had only nine full-time employees.  Such employees’ employment with us will terminate upon the closing of the proposed Merger.  Our ability to successfully complete the proposed Merger depends in large part on our ability to retain certain of our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate the proposed Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

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

Our internal computer systems, or those used by our contract research organizations, or CROs, SaaS providers, contractors or consultants, may fail or suffer security breaches.

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*

Our operations, and those of our CROs, contractors and consultants, could be subject to power shortages, telecommunications failures, wildfires, water shortages, floods, earthquakes, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, such as the COVID-19 pandemic, and other natural or man-made disasters or business interruptions for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of our contract manufacturers or cell line storage facilities are affected by a man-made or natural disaster or other business interruption.

A COVID-19 pandemic is ongoing in many parts of the world and may result in significant disruptions which could have an effect on our business.*

A COVID-19 pandemic exists as of the filing of this Quarterly Report on Form 10-Q. As the pandemic is still evolving as of this time, much of its impact remains unknown, and it is impossible to predict the impact it may have on our business.

The COVID-19 pandemic may result in significant delays or disruptions in our planned merger. Prolonged disruptions to businesses, manufacturing, and supply chain, including shelter-in-place or similar orders imposed by federal, state or local government authorities, and economic downturns can lead to materially adverse effects on our business operations, including layoffs and/or suspension of our business operations.

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

In addition, our current and future operations are subject to regulation under such laws, and if we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws would increase significantly, along with our costs associated with compliance with such laws. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the research promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of activities, including pricing, discounting, marketing and promotion, including off-label promotion of our products, structuring of commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. The laws that may affect our ability to operate include, but are not limited to:

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

In the European Union, the General Data Protection Regulation (2016/679), or GDPR, applies to any organization established in the European Union, and in some cases to activities of organizations that are not established in the European Union.  The GDPR, which is wide-ranging in scope, imposes several requirements relating to control over personal data by individuals to whom personal data relates, the information that an organization must provide to individuals, the documentation an organization must maintain, the security and confidentiality of personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority, and authorizes fines of up to 20 million Euros or up to 4% of an organization’s annual global turnover, whichever is greater, for non-compliance. Additionally, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on many organizations that handle the personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provides a new right for consumers to opt-out of certain sales of personal information, and provides a new cause of action for data breaches in some cases. The California Attorney General is expected to issue regulations regarding the CCPA later this year. The CCPA impacts our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

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

Risks related to ownership of our common stock

If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Global Select Market.*

On October 28, 2019, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC, or Nasdaq, notifying us that the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Select Market, as required by Nasdaq Listing Rule 5550(a)(2). Nasdaq stated in its October 28, 2019 letter that, in accordance with Nasdaq Listing 5810(c)(3)(A), we had a grace period of 180 calendar days, or until April 27, 2020, to regain compliance with the minimum closing bid price requirement for continued listing. We were notified on March 10, 2020 that we regained compliance with Nasdaq Listing Rule 5450(a)(1).

There is no guarantee that we will be able to maintain compliance with the Nasdaq minimum bid price requirement, which could result in Nasdaq taking steps to delist our common stock. Delisting from The Nasdaq Global Select Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by The Nasdaq Global Select Market, the price of our common stock may decline, and although our common stock may be eligible to trade on the Nasdaq Capital Market, the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

In addition, we are required pursuant to the terms of the Merger Agreement to submit to our stockholders a proposal to approve an amendment to our amended and restated certification of incorporate to authorize our board of directors to effect a reverse stock split of all outstanding shares of our common stock. The approval of the reverse stock split by the stockholders is a condition to closing pursuant to the Merger Agreement. If we do not maintain compliance with the Nasdaq minimum bid price prior to the Merger and this reverse stock split proposal is not approved by our stockholders and the parties waive this closing condition the combined company resulting from the proposed Merger will likely not be able to obtain compliance with the minimum bid price requirement for an initial listing on The Nasdaq Capital Market and, as a consequence, Nasdaq will immediately provide the combined company with written notification that our common stock will be delisted.

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

The market price of our common stock has been volatile and may continue to be volatile in the future. This volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations. In addition, companies trading in the stock market in general, and the Nasdaq Global Select Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.*

From time to time, including recently as a result of the COVID-19 pandemic, global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic down-turn, which could directly affect our ability to attain our operating goals on schedule and on budget.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.*

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the operation of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We had 23,918,889 shares of common stock outstanding as of April 17, 2020. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock. In addition, as of March 31, 2020, 5,881,075 shares of common stock that are either subject to outstanding options or awards, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, made many significant changes to the tax laws, including the Internal Revenue Code of 1986, as amended, or IRC.   Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2019, we had federal net operating losses of $231.0 million, of which $136.6 million begin to expire in 2028 unless previously utilized and $94.4 million do not expire. As of December 31, 2019, we had California net operating loss carryforwards of $76.0 million that begin to expire in 2028 unless previously utilized. If these net operating loss carryforwards expire unused, they will be unavailable to offset future income and reduce future income tax liabilities. In addition, under the Tax Act, as modified by the CARES Act, federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income.  It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. Under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and certain other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. We have completed public offerings and multiple other rounds of financing since our inception which may have resulted in an ownership change or could result in one or more ownership changes in the future. As of December 31, 2019, we have not completed a Section 382 and 383 analysis regarding any limitations on our NOLs and research and development credit carryforwards and such limitations could be significant. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our ability to use our NOLs and research and development credit carryforwards to offset our U.S. federal taxable income and taxes, as applicable, may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, similar rules may apply and there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 5.  Other Information

On April 17, 2020, we entered into an Asset Purchase Agreement, or Purchase Agreement, with Denovo BioPharma LLC, or Denovo, pursuant to which, among other things, Denovo agreed to acquire from us certain intellectual property rights, materials, know-how, and data, including those related to our retroviral replicating vector technologies, including Toca 511 & Toca FC for a purchase price of $1.1 million, or the Denovo Transaction.

The Purchase Agreement includes representations and warranties, covenants and closing conditions customary for a transaction of this nature. The Purchase Agreement also includes customary termination provisions for both us and Denovo and provides that, in connection with the termination of the Purchase Agreement by us to accept and enter into a definitive agreement with respect to an unsolicited superior offer pursuant to the Merger Agreement, we will be required to pay a termination fee of an amount in cash equal to $200,000 and up to an additional $50,000 of Denovo’s documented legal fees incurred in connection with the Denovo Transaction.

Under the terms of the Purchase Agreement, the Denovo Transaction will close upon the earlier of (a) immediately after the closing of the Merger and (b) promptly after the termination of the Merger Agreement. We expect the Merger and the Denovo Transaction to close in the second quarter of 2020.

The foregoing description of the Purchase Agreement is qualified in its entirety by reference to the Purchase Agreement, a copy of which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2020.

Cautionary Statement Regarding Forward-Looking Statements

This Item 5 contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to the anticipated consummation of the proposed transactions, and other statements that are not historical facts. Any statements contained in this Item 5 that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements may be identified by the use of words referencing future events or circumstances such as “expect,” “intend,” “plan,” “anticipate,” “believe,” “will,” and similar expressions and their variants. These forward-looking statements are based upon our current expectations. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of these risks and uncertainties, which include, without limitation, risks relating to the completion of the Denovo Transaction, the completion of the Merger, including the need for stockholder approval and the satisfaction of closing conditions with respect to the Merger, which include the anticipated financing to be completed immediately prior the closing of the Merger, our cash balance prior to the Merger and our ability to remain listed on The Nasdaq Stock Market, LLC.

There can be no assurance that we will be able to complete the transactions on the anticipated terms, or at all. Additional risks and uncertainties relating to us and our business can be found under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in our filings and reports with the SEC, including our Registration Statement on Form S-4, filed with the SEC on March 25, 2020. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein or therein to reflect any change in our expectations with regard hereto or thereto or any change in events, conditions or circumstances on which any such statements are based.

Item 6.  Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
2.1#

Agreement and Plan of Merger and Reorganization, dated February 19, 2020, by and among the Registrant, Telluride Merger Sub, Inc. and Forte Biosciences, Inc., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2020.

2.2

Form of Support Agreement, dated February 19, 2020, by and between the Registrant and each of the parties named in each agreement therein, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form  8-K filed on February 20, 2020.

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
10.1+

Amended and Restated Executive Employment Agreement, dated February 21, 2020, by and between the Registrant and Martin J. Duvall, incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2020.

10.2+

Amended and Restated Executive Employment Agreement, dated February 21, 2020, by and between the Registrant and Mark Foletta, incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2020.

10.3+

Amended and Restated Executive Employment Agreement, dated February 21, 2020, by and between the Registrant and Fairooz Kabbinavar, M.D., incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2020.

10.4+	Form of Restricted Stock Unit Grant Notice and Agreement, incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2020.
31.1*	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 23, 2020	TOCAGEN INC.

	By:	/s/ Martin J. Duvall
Martin J. Duvall
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Foletta
Mark Foletta
Chief Financial Officer
(Principal Financial Officer)