Form 10-K/A
period 2019-12-31
Tocagen Inc
filed 2020-04-29
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38052

TOCAGEN INC.

(Exact name of registrant as specified in its Charter)

Delaware	26-1243872
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4445 Eastgate Mall, Suite 200 San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 412-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TOCA	The Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $223 million based on the closing price of the registrant’s common stock on June 28, 2019 of $9.34 per share, as reported by the Nasdaq Global Select Market.

As of April 24, 2020, there were 23,918,889 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TOCAGEN INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Tocagen Inc. for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2020 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Tocagen Inc. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

All statements in this Amendment that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in the Original Filing, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

Our Board of Directors (“Board of Directors” or “Board”) currently consists of seven directors and is divided into three classes, with the terms of office of each class ending in successive years. The brief biographies below include information, as of the date of this Amendment, regarding the specific and particular experience, qualifications, attributes or skills of each director.

Faheem Hasnain, 61, has served as the Chairman of our Board since October 2014. Mr. Hasnain has served as Chairman of the Board of Gossamer Bio, Inc., a publicly-held biopharmaceutical company, since January 2018 and served as Chief Executive Officer of Gossamer Bio, Inc. from January 2018 to July 2018. Prior to that, Mr. Hasnain served as President, Chief Executive Officer and as a member of the board of directors of Receptos, Inc. (“Receptos”), a publicly-held biopharmaceutical company, from November 2010 until the company’s acquisition by Celgene Corporation in August 2015. Prior to joining Receptos, Mr. Hasnain was the President and Chief Executive Officer and a director of Facet Biotech, a publicly-held biology driven antibody company. He held that position from December 2008 until the company’s acquisition by Abbott Laboratories in April 2010. Prior to joining Facet Biotech, Mr. Hasnain was President, Chief Executive Officer and a director of PDL BioPharma, Inc. from October 2008 until Facet Biotech was spun off from PDL BioPharma, Inc. in December 2008. From October 2004 to September 2008, Mr. Hasnain served at Biogen Inc., a publicly-held biotechnology company specializing in neurological disorders, autoimmune disorders and cancer, most recently as Executive Vice President in charge of the oncology/rheumatology strategic business unit. Prior to Biogen Inc., Mr. Hasnain held roles with Bristol Myers Squibb, where he was President of the Oncology Therapeutics Network, and for 14 years at GlaxoSmithKline and its predecessor organizations. Mr. Hasnain serves on the board of directors of Kura Oncology, Inc. and Mirati Therapeutics, Inc., publicly held biopharmaceutical companies and Sente, Inc., a privately held biopharmaceutical company, and previously served as a member of the board of directors of Vital Therapies, Inc., Ambit Biosciences Corporation, Seragon Pharmaceuticals, Inc., Tercica, Inc., Aragon Pharmaceuticals, Inc., Pernix Sleep, Inc. and Somaxon Pharmaceuticals, Inc. Mr. Hasnain received a B.H.K. and B.Ed. from the University of Windsor Ontario in Canada.

Our Nominating and Corporate Governance Committee and Board believe that Mr. Hasnain is qualified to serve on our Board due to his years of experience with drug discovery and development and his experience as a biotechnology executive and board member.

Franklin M. Berger, 70, has served as a member of our Board since October 2014. Since 2008, Mr. Berger has served as an independent consultant to biopharmaceutical companies rendering strategic and financial advice as the Managing Director of FMB Research. Mr. Berger worked at Sectoral Asset Management as a founder of the small-cap focused NEMO Fund from January 2007 through June 2008. From May 1998 to March 2003, he served at J.P. Morgan Securities Inc., most recently as Managing Director, Equity Research and Senior Biotechnology Analyst. Previously, Mr. Berger served in similar capacities at Salomon Smith Barney and Josephthal & Co. Mr. Berger also serves on the boards of directors of, BELLUS Health, Inc., ESSA Pharma Inc., Proteostasis Therapeutics, Inc., Kezar Life Sciences, Inc. and Five Prime Therapeutics, Inc., each of which is a publicly-held biotechnology company. Mr. Berger previously served as a member of the board of directors of  Seattle Genetics, Inc., Asterias Biotherapeutics, Inc. and Aurinia Pharmaceuticals, Inc., publicly-held biopharmaceutical companies, as well as Immune Design Corp., Emisphere Technologies, Inc., BioTime, Inc. and VaxGen, Inc., each of which were publicly-held biopharmaceutical companies during Mr. Berger’s service as a director. Mr. Berger received his B.A. in International Relations and his M.A. in International Economics from Johns Hopkins University and received his M.B.A. from the Harvard Business School.

Our Nominating and Corporate Governance Committee and Board believe that Mr. Berger is qualified to serve on our Board due to his financial background and experience as an equity analyst in the biotechnology industry.

Lori Kunkel, M.D., 62, has served as a member of our Board since April 2019 and previously served as a member of our Board from September 2015 until November 2018. Dr. Kunkel previously served as our acting Chief Medical Officer from January 2019 until April 2019 and as a consultant to us from November 2018 through December 2018. From October 2013 to October 2014 she was the acting Chief Medical Officer of Loxo Oncology, Inc., a publicly-held biopharmaceutical company at the time. Prior to that role she was the Chief Medical Officer of Pharmacyclics LLC, the Chief Medical Officer of Proteolix, Inc., and held Vice President positions at Xencor, Inc. and Genitope Corporation, each a biopharmaceutical company. Prior to these positions she held clinical development positions at Genentech and Chiron Corporation, each a biopharmaceutical company. Prior to joining the biotechnology industry, Dr. Kunkel spent ten years in academic medicine and served as a faculty member at the Bone Marrow Transplant Unit in the Division of Hematology/Oncology at University of California, Los Angeles. Dr. Kunkel serves on the board of directors of Curis, Inc., a publicly-held biotechnology company, Maverick Therapeutics Inc., a privately-held biotechnology company and Nurix Therapeutics, a privately-held biotechnology company. Dr. Kunkel previously served on the board of directors of Loxo Oncology, Inc., a publicly-held biotechnology company during Dr. Kunkel’s service as a director. Dr. Kunkel received her medical degree from University of Southern California and her bachelor’s degree in biology from University of California, San Diego. She is board certified in internal medicine and held board certifications in hematology and oncology.

Our Nominating and Corporate Governance Committee and Board believe that Dr. Kunkel is qualified to serve on our Board due to her years of experience with clinical drug development.

David Parkinson, M.D., 69, has served as a member of our Board since April 2015. Since January 2016, Dr. Parkinson has served as the President and Chief Executive Officer of ESSA Pharma, Inc., a publicly-held biopharmaceutical company. Prior to joining ESSA Pharma, Inc., Dr. Parkinson served as a venture advisor at New Enterprise Associates, a venture capital fund, a company he had been with since June 2012. From 2007 to 2012, Dr. Parkinson served as President and Chief Executive Officer of Nodality, Inc., a biotechnology company. Until October 2007, he was Senior Vice-President, Oncology Research and Development at Biogen Idec, Inc., where he oversaw all oncology discovery research efforts and the development of the oncology pipeline. Dr. Parkinson has more than twenty years of experience in oncology clinical development, including leading clinical activities at Amgen and Novartis for the cancer therapeutics Gleevec, Femara, Zometa, Kepivance and Vectibix. Dr. Parkinson presently serves on the board of directors of 3SBio, Inc. and CTI Biopharma, Inc., each a biopharmaceutical company, and previously served on the board of directors of Threshold Pharmaceuticals and Cerulean Pharmaceuticals, each a biopharmaceutical company, Facet Biotech Corporation (“Facet Biotech”), a publicly-held biology driven antibody company acquired by Abbott Pharmaceuticals, and Ambit Biosciences Corporation, a publicly-held biopharmaceutical company acquired by Daiichi Sankyo. Among other prior roles, Dr. Parkinson was Vice President of Oncology Development at Amgen, Vice President of Global Clinical Oncology Development at Novartis and Senior Vice President at Biogen Idec, leading oncology research and development. Previously, Dr. Parkinson worked at the National Cancer Institute for almost a decade, including serving as chief of the Investigational Drug Branch and acting Associate Director of the Cancer Therapy Evaluation Program. He has also served as the chairman of the FDA Biologics Advisory Committee. He previously served as a member of the board of directors of the Ontario Institute for Cancer Research, and currently serves as a member of the board of directors for the Multiple Myeloma Research Foundation. He served as Chairperson of the American Association of Cancer Research (“AACR”) Finance and Audit Committee for 15 years and is a previously elected member of the board of directors of AACR. Dr. Parkinson received his M.D. from University of Toronto Faculty of Medicine and has held academic positions both at Tufts and the University of Texas MD Anderson Cancer Center.

Our Nominating and Corporate Governance Committee and Board believe that Dr. Parkinson is qualified to serve on our Board due to his years of experience with drug development.

Martin J. Duvall, 58, has served as our Chief Executive Officer and as a member of our Board since November 2016. Prior to joining us, Mr. Duvall served as Executive Vice President, Chief Commercial Officer of ARIAD Pharmaceuticals, Inc., a publicly-held biotechnology company, from September 2011 to June 2016. From December 2010 to September 2011, he served as Senior Vice President and General Manager for the oncology franchise at Merck & Co., Inc., a publicly-held healthcare company. Prior to that, he served in similar capacities at Abraxis Bioscience, Inc., a publicly-held biotechnology company which was acquired by Celgene Corporation, and MGI Pharma, Inc., a publicly-held biopharmaceutical company which was acquired by Eisai Co., Ltd., and in positions of increasing responsibility at Sanofi US, a publicly-held biotechnology company, and its predecessor companies. Mr. Duvall received his B.S. degree in chemistry from Muhlenberg College, his M.A. degree in chemistry from Johns Hopkins University and his M.B.A. from the University of Kansas.

Our Nominating and Corporate Governance Committee and Board believe that Mr. Duvall’s experience in managing and building biotechnology companies as well as his position of Chief Executive Officer of the Company, qualifies him to serve as a member of our Board.

Thomas E. Darcy, 70, has served as a member of our Board since August 2007. Mr. Darcy served as our Chief Financial Officer from August 2007 to February 2017 and as our Executive Vice President from August 2007 to May 2017. Mr. Darcy is a co-founder of Tocagen. Prior to joining us, Mr. Darcy served for over five years as Executive Vice President and Chief Financial Officer of Science Applications International Corporation (“SAIC”), a publicly-held science and technology company. Mr. Darcy also served as a director and chairman of the audit committee of McAfee, Inc., a publicly-held technology company, for over three years until its sale to Intel Corporation in February 2011. Mr. Darcy also currently serves as a director and chairman of the audit committee of Lytx, Inc., a privately-held technology company. Prior to SAIC, he was a Partner in the accounting firm of PricewaterhouseCoopers LLP, where he served as the Managing Partner of both the West and Southwest Region Audit and Business Advisory Service Technology practices, as well as the Managing Partner of the San Diego office. Mr. Darcy is a Certified Public Accountant (inactive) in the state of California and graduated from San Diego State University with a B.S. in Accounting.

Our Nominating and Corporate Governance Committee and Board believe that Mr. Darcy’s board, financial and management expertise as well as his experience in founding, managing and building the Company, qualifies him to serve as a member of our Board.

Paul Schimmel, Ph.D., 79, has served as a member of our Board since February 2015. Dr. Schimmel is the Hahn Professor of Molecular Medicine and of Chemistry at The Scripps Research Institute, a position he has held since 2001. Dr. Schimmel co-founded Alnylam Pharmaceuticals, a publicly-held biopharmaceutical company, and currently serves as a member of the company’s board of directors. He also is a co-founder of and serves as a member of the board of directors of aTyr Pharma, Inc., a publicly-held biopharmaceutical company. In addition, Dr. Schimmel co-founded and served as a director of the following publicly-held companies: Cubist Pharmaceuticals (acquired by Merck and Co.), Alkermes plc, Sirtris Pharmaceuticals (acquired by GlaxoSmithKline) and RepliGen Corporation. Finally, he was a founding director of Momenta Pharmaceuticals, Inc., a publicly-held biopharmaceutical company. Prior to joining The Scripps Research Institute, Dr. Schimmel was the MacArthur professor of biophysics and biochemistry at the Massachusetts Institute of Technology. He also served as chairman for the division of biological chemistry of the American Chemical Society and is an elected member of the American Academy of Arts and Sciences, the National Academy of Sciences, the American Philosophical Society, the National Academy of Medicine and the National Academy of Inventors. Dr. Schimmel received his Ph.D. from the Massachusetts Institute of Technology and his bachelor’s degree from Ohio Wesleyan University. He conducted his post-doctoral work at Stanford University and also attended Tufts University Medical School.

Our Nominating and Corporate Governance Committee and Board believe that Dr. Schimmel’s years of experience, including board service, with biotechnology enterprises and with cellular mechanisms qualifies him to serve on our Board.

EXECUTIVE OFFICERS

Martin Duvall’s biographical information is set forth above.

Mark Foletta, 59, has served as our Executive Vice President and Chief Financial Officer since February 2017. Prior to joining us, Mr. Foletta served as the Interim Chief Financial Officer of Biocept, Inc., a publicly-held diagnostics company, from August 2015 to July 2016, as an employee of Biocept, Inc. assisting with the Chief Financial Officer transition in August 2016 and as a consultant to Biocept, Inc. on a part-time basis from September 2016 to October 2016. Mr. Foletta served as Senior Vice President, Finance and Chief Financial Officer of Amylin Pharmaceuticals, Inc. (“Amylin”), a publicly-held biopharmaceutical company, from March 2006 until October 2012 and as Vice President, Finance and Chief Financial Officer of Amylin from March 2000 until March 2006. Mr. Foletta serves as lead director of the board of directors and chairman of the audit committee of DexCom, Inc., a publicly-held medical device company and as a member of the board of directors and chairman of the audit committee of AMN Healthcare Services, Inc., a publicly-held healthcare workforce and staffing company, and Viacyte, Inc., a privately-held biotechnology company. Mr. Foletta previously served as a member of the board of directors of Regulus Therapeutics Inc, Ambit Biosciences Corporation and Anadys Pharmaceuticals, Inc., each a publicly-held biopharmaceutical company. Mr. Foletta received a B.A. from the University of California, Santa Barbara. He is a Certified Public Accountant (inactive) and a member of the Corporate Directors Forum.

Fairooz Kabbinavar, M.D., FACP, 63, has served as our Senior Vice President, Clinical Development since April 2019. Prior to joining us, Dr. Kabbinavar served as a principal medical director at Genentech Inc., a biotechnology company, from November 2016 to April 2019, where he led the development of the cancer immunotherapy TECENTRIQ® (atezolizumab) in the small cell lung cancer registration study and supplemental biologics license application, as well as serving as the clinical lead for the head and neck cancer program.  Prior to that, Dr. Kabbinavar held academic appointments at the University of California, Los Angeles (“UCLA”) from July 1994 to October 2016, including professor of medicine and urologic oncology, Henry Alvin and Carrie L. Meinhardt endowed chair in kidney cancer research, director of the medical oncology program in genitourinary and lung cancers and co-director of the brain tumor program.  Dr. Kabbinavar is board-certified by the American Board of Internal Medicine in Medical Oncology. Dr. Kabbinavar holds B.Sc., MBBS and M.D. degrees from Nagpur University. He completed his postdoctoral research fellowship at UCLA’s Division of Hematology/Oncology, as well as a clinical hematology/oncology fellowship, internship and residency at Beth Israel Deaconess Medical Center.

CORPORATE GOVERNANCE

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except for one late filing for Dr. Kunkel as described below.

On January 11, 2019, Dr. Kunkel was granted stock options due to her role as the Company’s interim Chief Medical Officer. The requisite Form 4 was prepared and submitted to the SEC on Dr. Kunkel’s behalf; however, the Form 4 was filed on February 26, 2019.

Board leadership structure

The Board has an independent Chairman, Mr. Hasnain, who has authority, among other things, to call and preside over Board meetings, including meetings of the independent directors, to set meeting agendas and to determine materials to be distributed to the Board. Accordingly, the Chairman has substantial ability to shape the work of the Board. We believe that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of the Board in its oversight of our business and affairs. In addition, we have a separate chair for each committee of the Board. The chair of each committee is expected to report to the Board from time to time, or whenever so requested by the Board, on the activities of his or her committee in fulfilling its responsibilities as detailed in its respective charter or specify any shortcomings should that be the case. In addition, we believe that having a separate Chairman creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of us and our stockholders. As a result, we believe that having a separate Chairman can enhance the effectiveness of the Board as a whole.

Role of the Board in risk oversight

One of the key functions of our Board is informed oversight of our risk management process.  Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company.  Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken.  The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function.  Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct.  Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Meetings of the Board of Directors

The Board met nine times and acted by unanimous written consent four times during 2019. All directors attended at least 75% of the aggregate number of meetings of the Board and of the committees on which they served during 2019.

Information regarding committees of the Board of Directors

The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information for fiscal year 2019 for each of these committees of the Board:

Name	Audit	Compensation	Nominating and Corporate Governance
Faheem Hasnain	X	X	X*
Franklin M. Berger	X*		X
Lori Kunkel, M.D. (1)		X
David Parkinson, M.D.	X
Paul Schimmel, Ph.D.		X*
Total meetings in 2019	4	5	1

*	Committee Chairperson
(1)	Dr. Kunkel rejoined the Compensation Committee in April 2019.

Below is a description of each committee of the Board.

Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board has determined that each member of each committee meets the applicable Nasdaq Stock Market (“Nasdaq”) rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.

Audit Committee

The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions, including, among other things:

•	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;
•	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
•	monitoring the rotation of partners of our independent auditors on our engagement team as required by law;
•

prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

•

reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

•

reviewing, with our independent auditors and management, significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;

•	reviewing with management and our independent auditors any earnings announcements and other public announcements regarding material developments;
•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;

•	preparing the report that the SEC requires in our annual proxy statement;
•

reviewing and providing oversight of any related-person transactions in accordance with our related-person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;

•	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management are implemented;
•	reviewing, on a periodic basis, our investment policy; and
•	reviewing and evaluating, on an annual basis, the performance of the Audit Committee and the Audit Committee charter.

The Audit Committee is composed of three directors: Mr. Berger (Chair), Mr. Hasnain and Dr. Parkinson. The Audit Committee met four times during the fiscal year. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at www.tocagen.com. The information on our website is not incorporated by reference into this Amendment.

The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards and Rule 10A-3 of the Exchange Act).

The Board has also determined that Mr. Berger qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Berger’s level of knowledge and experience based on a number of factors, including his formal education, prior experience, business acumen and independence.

Compensation Committee

The Compensation Committee of the Board is composed of three directors: Dr. Schimmel (Chair), Dr. Kunkel and Mr. Hasnain. Our Board has determined that each of the members of our Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the Nasdaq independence requirements. The Compensation Committee met five times during the fiscal year. The Board has adopted a written Compensation Committee charter that is available to stockholders on the Company’s website at www.tocagen.com. The information on our website is not incorporated by reference into this Amendment.

The Compensation Committee acts on behalf of the Board to review, adopt or recommend to the Board for adoption, and oversee the Company’s compensation strategy, policies, plans and programs. For this purpose, the Compensation Committee performs several functions, including, among other things:

•	reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full Board regarding) our overall compensation strategy and policies;
•	reviewing and making recommendations to the full Board regarding the compensation and other terms of employment of our executive officers;
•

reviewing and approving (or if it deems appropriate, making recommendations to the full Board regarding) performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

•

reviewing and approving (or if it deems it appropriate, making recommendations to the full Board regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;

•

evaluating risks associated with our compensation policies and practices and assessing whether risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;

•	reviewing and making recommendations to the full Board regarding the type and amount of compensation to be paid or awarded to our non-employee board members;
•

establishing policies with respect to votes by our stockholders to approve executive compensation to the extent required by Section 14A of the Exchange Act and determining our recommendations regarding the frequency of advisory votes on executive compensation, to the extent required by law;

•	reviewing and assessing the independence of compensation consultants, legal counsel and other advisers as required by Section 10C of the Exchange Act;

•	administering our equity incentive plans;
•	establishing policies with respect to equity compensation arrangements;
•	reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of our compensation policy and strategy in achieving expected benefits to us;
•

reviewing and making recommendations to the full Board regarding the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;

•

reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

•	preparing the report that the SEC requires in our annual proxy statement; and
•	reviewing and evaluating, on an annual basis, the performance of the Compensation Committee and the Compensation Committee charter.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, selecting or recommending to the Board for selection candidates for election to the Board, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of the Board, and developing a set of corporate governance principles for the Company.

The Nominating and Corporate Governance Committee is composed of two directors: Mr. Hasnain (Chair) and Mr. Berger. Both members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee met one time during the fiscal year. The Board has adopted a written Nominating and Corporate Governance Committee charter that is available to stockholders on the Company’s website at www.tocagen.com. The information on our website is not incorporated by reference into this Amendment. The functions of this committee include, among other things:

•	identifying, reviewing and evaluating candidates to serve on our Board, consistent with criteria approved by our Board;
•	determining the minimum qualifications for service on our Board;
•	evaluating director performance on the Board and applicable committees of the Board and determining whether continued service on our Board is appropriate;
•	evaluating, nominating and recommending individuals for membership on our Board;
•	evaluating nominations by stockholders of candidates for election to our Board;
•	considering and assessing the independence of members of our Board;
•

developing a set of corporate governance policies and principles, including a code of business conduct and ethics, periodically reviewing and assessing these policies and principles and their application and recommending to our Board any changes to such policies and principles;

•	considering questions of possible conflicts of interest of directors as such questions arise; and
•	reviewing and assessing on an annual basis the performance of the Nominating and Corporate Governance Committee and the Nominating and Corporate Governance Committee charter.

The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics.  The Nominating and Corporate Governance Committee also considers such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of the Company’s stockholders.  However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time.  Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders.  In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity (including gender, racial and ethnic diversity), age, skills and such other factors as it deems appropriate, given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability.

The Nominating and Corporate Governance Committee appreciates the value of thoughtful Board refreshment, and regularly identifies and considers qualities, skills and other director attributes that would enhance the composition of the Board. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. The Nominating and Corporate Governance Committee also takes into account the results of the Board’s self-evaluation, conducted annually on a group and individual basis. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary.  The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm.  The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board.  The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects candidates for recommendation to the Board by majority vote.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the Company’s principal executive office, Attn: Secretary, no later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting. Submissions must include the name and address of the Company stockholder on whose behalf the submission is made; the number of Company shares that are owned beneficially by such stockholder as of the date of the submission; the full name of the proposed candidate; a description of the proposed candidate’s business experience for at least the previous five years; complete biographical information for the proposed candidate; and a description of the proposed candidate’s qualifications as a director. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Stockholder communications with the Board of Directors

The Board has adopted a formal process by which stockholders may communicate with the Board or any of its directors. Stockholders who wish to communicate with the Board may do so by sending written communications addressed to the Secretary of Tocagen Inc. at our principal executive office. These communications will be reviewed by the Secretary who will determine whether the communication is appropriate for presentation to the Board or the relevant director. The purpose of this screening is to allow the Board to avoid having to consider irrelevant or inappropriate communications (such as advertisements, solicitations and hostile communications).

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available on the Company’s website at www.tocagen.com. The information on our website is not incorporated by reference into this Amendment. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11. Executive Compensation.

EXECUTIVE AND DIRECTOR COMPENSATION

Our named executive officers for the year ended December 31, 2019, which consists of our principal executive officer and our two other most highly compensated executive officers, are:

•	Martin J. Duvall, our Chief Executive Officer;

•	Mark Foletta, our Executive Vice President and Chief Financial Officer; and

•	Fairooz Kabbinavar, M.D., our Senior Vice President, Clinical Development.

SUMMARY COMPENSATION TABLE

The following table shows the compensation earned by our named executive officers for the fiscal years ended December 31, 2019 and 2018.

Name and principal position	Year	Salary ($)	Bonus ($)	Non-equity incentive plan compensation ($)(1)	Option awards ($)(2)	All other compensation ($)(3)	Total ($)
Martin J. Duvall	2019	515,000	—	—	1,257,437	474	1,772,911
Chief Executive Officer	2018	511,192	—	270,932	1,237,155	560	2,019,839
Mark Foletta	2019	388,308	—	—	592,443	360	981,111
Executive Vice President and Chief Financial Officer	2018	378,981	—	160,688	701,054	426	1,241,149
Fairooz Kabbinavar, M.D.(4)	2019	291,731	$79,575(5)	—	703,622	64,732	1,139,660
Senior Vice President, Clinical Development

(1)	Amounts shown represent performance bonuses earned in 2018, which were paid in cash in February 2019.
(2)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted during 2019 and 2018, as applicable, computed in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification Topic 718 for stock-based compensation transactions (“ASC 718”). Assumptions used in the calculation of these amounts are described in Note 7 to our audited financial statements included in the Original Filing. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(3)

This column reflects term life insurance premiums paid by us on behalf of each of the named executive officers. The insurance benefits are provided to the named executive officers on the same terms as provided to all of our regular full-time employees. For more information regarding these benefits, see below under “—Perquisites, Health, Welfare and Retirement Benefits.” In addition, this column includes $64,457 for relocation pay paid to Dr. Kabbinavar in 2019.

(4)	Dr. Kabbinavar’s commencement date as our Senior Vice President, Clinical Development was April 15, 2019.
(5)	Represents signing bonus.

Compensation Program Overview

Our compensation program for executive officers is designed to encourage our management team to continually achieve our short-term and long-term corporate objectives while effectively managing business risks and challenges. We provide what we believe is a competitive total compensation package to our management team through a combination of base salary, an annual performance-based bonus and long-term equity-based incentives.

The compensation of our named executive officers other than our chief executive officer is generally determined and approved by the Compensation Committee of our Board, and the compensation of our chief executive officer is approved by our Board based upon the recommendations of the Compensation Committee.

Annual Base Salary

As of December 31, 2019, the annual base salaries for our named executive officers are provided below, which reflect an increase that was effective as of March 1, 2019 for Mr. Foletta. The annual base salary of Mr. Duvall was consistent with his 2018 base salary.  Dr. Kabbinavar’s commencement date as our Senior Vice President, Clinical Development was April 15, 2019.

Name	2019 Base Salary ($)
Martin J. Duvall	515,000
Mark Foletta	390,000
Fairooz Kabbinavar, M.D.	410,000

Bonus Compensation

On February 22, 2019, the Board approved our 2019 bonus plan (the “2019 Bonus Plan”). Under the 2019 Bonus Plan, our executive officers were provided with the opportunity to earn bonus payments calculated based upon the achievement of specified corporate and individual goals, with each executive officer being assigned a corporate and individual goal weighting. Under the 2019 Bonus Plan, each executive officer was assigned a target bonus opportunity, which is reflected as a percentage of that individual’s 2019 base salary and is based on the individual’s role and title in the Company.

Under the 2019 Bonus Plan, the target bonus opportunity as a percentage of 2019 base salary and corporate and individual goal weighting for each of our named executive officers is as follows:

Name	Target Bonus	Corporate Goal Weighting (%)	Individual Goal Weighting (%)
Martin J. Duvall	50%	100	—
Mark Foletta	40%	100	—
Fairooz Kabbinavar, M.D.	40%	75	25

The corporate goals under the 2019 Bonus Plan consisted of clinical development goals, operational goals, strategic goals and financial goals.

No cash bonuses were awarded under our 2019 Bonus Plan due to the failure of our Toca 5 trial and our need for cash preservation.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and consultants, including our named executive officers. The Board and Compensation Committee are responsible for approving equity grants to our executive officers. To date, stock option and restricted stock awards are the only form of equity awards we have granted to our named executive officers.

We have historically used stock options as an incentive for long-term compensation to our named executive officers because they are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price, which exercise price is set at the fair market value of our common stock on the date of grant. We may grant equity awards to our executive officers at such times as the Board and/or Compensation Committee determines appropriate. Our executives generally are awarded an initial grant in the form of a stock option in connection with their commencement of employment with us. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

Prior to our initial public offering in April 2017, we granted all stock options pursuant to our 2009 Equity Incentive Plan, as amended (the “2009 Plan”). Following our initial public offering, we have granted and will grant equity incentive awards under the terms of our 2017 Equity Incentive Plan (the “2017 Plan”). The terms of our equity plans are described below under “—Equity Benefit Plans.”

All options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award. Our stock option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events. See “—Outstanding Equity Awards at Fiscal Year-End.”

In March 2019, as part of the Board’s annual review of executive compensation, the Board granted options to purchase 160,000 shares and 75,000 shares of our common stock to Mr. Duvall and Mr. Foletta, respectively. Each of these options were granted under our 2017 Plan and have a per share exercise price equal to $11.00, the closing price of our common stock as reported on The Nasdaq Global Select Market on March 1, 2019, the date of grant. Each option is subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting monthly over the remaining 36 months, subject to the respective optionholder’s continued service with us and provides for (1) vesting acceleration of up to 25% of the shares subject to the option in the event of the respective optionholder’s death or disability and (2) full acceleration of all of the shares subject to the option in the event of a change in control. Dr. Kabbinavar’s employment commenced on April 15, 2019 and in connection therewith he was granted an option to purchase 100,000 shares of our common stock.

In October 2019, the Board granted options to purchase 50,000 shares, 30,000 shares, and 20,000 shares of our common stock to Mr. Duvall, Mr. Foletta, and Dr. Kabbinavar, M.D., respectively. Each of these options were granted under our 2017 Plan and have a per share exercise price equal to $0.64, the closing price of our common stock as reported on The Nasdaq Global Select Market on October 4, 2019, the date of grant. Each option vests in a series of twelve successive equal monthly installments commencing one month after the vesting commencement date, subject to the respective optionholder’s continued service with us and provides for (1) vesting acceleration of up to 25% of the shares subject to the option in the event of the respective optionholder’s death or disability and (2) full acceleration of all of the shares subject to the option in the event of a change in control.

Agreements with Our Named Executive Officers

On February 21, 2020, we entered into (i) a Second Amended and Restated Executive Employment Agreement with Martin J. Duvall, our Chief Executive Officer (the “Duvall Agreement”), (ii) a Second Amended and Restated Executive Employment Agreement with Mark Foletta, our Executive Vice President, Chief Financial Officer (the “Foletta Agreement”) and (iii) an Amended and Restated Executive Employment Agreement with Dr. Fairooz Kabbinavar, M.D., our Senior Vice President, Clinical Development (the “Kabbinavar Agreement”).

The Duvall Agreement supersedes all other or prior agreements with respect to Mr. Duvall’s employment terms, including the Amended and Restated Employment Agreement, dated February 12, 2018, by and between us and Mr. Duvall. Mr. Duvall’s employment under the Duvall Agreement is at will and may be terminated at any time by us or him. Pursuant to the Duvall Agreement, Mr. Duvall is entitled to: (i) an annual base salary of $515,000 and (ii) a discretionary annual bonus of up to 50% of Mr. Duvall’s base salary, based on achievement of individual and/or corporate performance targets, metrics and/or objectives to be determined and approved by the Board or the Compensation Committee. If we terminate Mr. Duvall’s employment without cause (other than due to his death or disability) or if Mr. Duvall resigns for good reason at any time (collectively, an “Involuntary Termination”), Mr. Duvall is entitled to receive (A) severance payments in the form of continuation of his base salary then in effect (ignoring any decrease that forms the basis for his resignation for good reason, if applicable) for 18 months, (B) continued health insurance coverage under our group health plans under the Consolidated Omnibus Budget Reconciliation Act of 1985 or the state equivalent until the earliest of (1) the end of the 18 month severance period, (2) the expiration of his eligibility for the continuation coverage, or (3) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment and (C) an extension of the period of time following which he may exercise vested shares subject to outstanding equity awards until the date that is the earlier of the original expiration date of such award and 18 months following such Involuntary Termination (the “Duvall Severance Benefits”). Additionally, in the event of an Involuntary Termination at any time during the time period commencing three months prior to or 12 months after the effective date of a change in control of us, Mr. Duvall is entitled to receive full vesting acceleration of all shares subject to time-based vesting stock awards then outstanding and held by Mr. Duvall (the “Duvall Change in Control Severance Benefits”). The Duvall Severance Benefits and Duvall Change in Control Severance Benefits are conditioned upon Mr. Duvall signing and not revoking a general release of legal claims in the form provided by us.

The Foletta Agreement supersedes all other or prior agreements with respect to Mr. Foletta’s employment terms, including the Amended and Restated Employment Agreement, dated February 12, 2018, by and between us and Mr. Foletta. Mr. Foletta’s employment under the Foletta Agreement is at will and may be terminated at any time by us or him. Pursuant to the Foletta Agreement, Mr. Foletta is entitled to: (i) an annual base salary of $390,000 and (ii) a discretionary annual bonus of up to 40% of Mr. Foletta’s base salary, based on achievement of individual and/or corporate performance targets, metrics and/or objectives to be determined and approved by the Board or the Compensation Committee. In the event of an Involuntary Termination of Mr. Foletta, Mr. Foletta is entitled to receive (A) severance payments in the form of continuation of his base salary then in effect (ignoring any decrease that forms the basis for his resignation for good reason, if applicable) for 12 months, (B) continued health insurance coverage under our group health plans under the Consolidated Omnibus Budget Reconciliation Act of 1985 or the state equivalent until the earliest of (1) the end of the 12 month severance period, (2) the expiration of his eligibility for the continuation coverage, or (3) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment and (C) an extension of the period of time following which he may exercise vested shares subject to outstanding equity awards until the date that is the earlier of the original expiration date of such award and 12 months following such Involuntary Termination (the “Foletta Severance Benefits”). Additionally, in the event of an Involuntary Termination at any time during the time period commencing three months prior to or 12 months after the effective date of a change in control of us, Mr. Foletta is entitled to receive full vesting acceleration of all shares subject to time-based vesting stock awards then outstanding and held by Mr. Foletta (the “Foletta Change in Control Severance Benefits”). The Foletta Severance Benefits and Foletta Change in Control Severance Benefits are conditioned upon Mr. Foletta signing and not revoking a general release of legal claims in the form provided by us.

The Kabbinavar Agreement supersedes all other or prior agreements with respect to Dr. Kabbinavar’s employment terms, including the Employment Agreement, dated February 26, 2019, by and between us and Dr. Kabbinavar. Dr. Kabbinavar’s employment under the Kabbinavar Agreement is at will and may be terminated at any time by us or him. Pursuant to the Kabbinavar Agreement, Dr. Kabbinavar is entitled to: (i) an annual base salary of $410,000 and (ii) a discretionary annual bonus of up to 40% of Dr. Kabbinavar’s base salary, based on achievement of individual and/or corporate performance targets, metrics and/or objectives to be determined and approved by the Board or the Compensation Committee. In the event of an Involuntary Termination of Dr. Kabbinavar is entitled to receive (A) severance payments in the form of continuation of his base salary then in effect (ignoring any decrease that forms the basis for his resignation for good reason, if applicable) for nine months, (B) continued health insurance coverage under our group health plans under the Consolidated Omnibus Budget Reconciliation Act of 1985 or the state equivalent until the earliest of (1) the end of the 9 month severance period, (2) the expiration of his eligibility for the continuation coverage, or (3) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment and (C) an extension of the period of time following which he may exercise vested shares subject to outstanding equity awards until the date that is the earlier of the original expiration date of such award and 9 months following such Involuntary Termination (the “Kabbinavar Severance Benefits”). Additionally, in the event of an Involuntary Termination at any time during the time period commencing three months prior to or 12 months after the effective date of a change in control of us, Dr. Kabbinavar is entitled to receive full vesting acceleration of all shares subject to time-based vesting stock awards then outstanding and held by Dr. Kabbinavar (the “Kabbinavar Change in Control Severance Benefits”). The Kabbinavar Severance Benefits and Kabbinavar Change in Control Severance Benefits are conditioned upon Dr. Kabbinavar signing and not revoking a general release of legal claims in the form provided by us.

Potential Payments Upon Termination or Change of Control

Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during his or her term of service, including unpaid salary and unused vacation, as applicable. In addition, our named executive officers are entitled to receive certain benefits upon our termination of their employment without cause or their resignation for good reason, as provided above under “—Agreements with Our Named Executive Officers.”

Each of our named executive officers holds stock options that were granted subject to the general terms of our 2017 Plan and our 2009 Plan. A description of the termination and change in control provisions in our 2017 Plan and our 2009 Plan and applicable to the stock options granted to our named executive officers is provided below under “—Equity Benefit Plans” and “—Outstanding Equity Awards at Fiscal Year-End” and above under “—Equity-Based Incentive Awards.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards granted to our named executive officers that remain outstanding as of December 31, 2019:

	Option Awards(1)
	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)(2)	Option Expiration Date
Martin J. Duvall	11/16/2016	237,960	(3)	70,746	(3)	—		$16.56	11/15/2026
	11/16/2016	—		—		154,353	(4)	$16.56	11/15/2026
	4/12/2017	31,159	(5)	15,580	(5)	—		$10.00	4/11/2027
	5/26/2017	184,062	(6)	100,938	(6)	—		$16.32	5/25/2027
	3/01/2018	65,625	(7)	84,375	(7)	—		$11.19	2/28/2028
	3/01/2019	—		160,000	(8)	—		$11.00	2/28/2029
	10/04/2019	8,333	(9)	41,667	(9)	—		$0.64	10/03/2029
Mark Foletta	3/06/2017	49,325	(10)	20,311	(10)	—		$15.12	3/05/2027
	3/06/2017	—		—		34,298	(4)	$15.12	3/05/2027
	5/26/2017	54,895	(11)	30,105	(11)	—		$16.32	5/25/2027
	3/01/2018	37,187	(12)	47,813	(12)	—		$11.19	2/28/2028
	3/01/2019	—		75,000	(13)	—		$11.00	2/28/2029
	10/04/2019	5,000	(14)	25,000	(14)	—		$0.64	10/03/2029
Fairooz Kabbinavar, M.D.	4/15/2019	—		100,000	(15)	—		$9.94	4/14/2029
	10/04/2019	3,333	(16)	16,667	(16)	—		$0.64	10/03/2029

(1)

All of the outstanding stock option awards were granted under and subject to the terms of the 2009 Plan or 2017 Plan, as applicable, described below under “—Equity Benefit Plans.” As of December 31, 2019, each option award becomes exercisable as it becomes vested and all vesting is subject to the executive’s continuous service with us through the vesting dates and the potential vesting acceleration described above under “—Agreements with Our Named Executive Officers” and “—Potential Payments and Benefits upon Termination or Change in Control.”

(2)

All of the stock option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined in good faith by the Board.

(3)	77,176 shares vested on November 1, 2017 and 6,431 shares vest on the 1st day of each month commencing thereafter and ending on November 1, 2020.
(4)	The shares shall vest upon the achievement of three separate development and regulatory milestones (with one-third of the shares vesting upon the achievement of each milestone).
(5)	11,684 shares vested on April 1, 2018 and 973 shares vest on the 1st day of each month commencing thereafter and ending on April 1, 2021.
(6)	71,250 shares vested on May 26, 2018 and 5,937 shares vest on the 26th day of each month commencing thereafter and ending on May 26, 2021.
(7)	37,500 shares vested on March 1, 2019 and 3,125 shares will vest on the 1st day of each month commencing thereafter and ending March 1, 2022.
(8)	40,000 shares vested on March 1, 2020 and 3,333 shares will vest on the 1st day of each month commencing thereafter and ending on March 1, 2023.
(9)	4,166 shares vest in a series of twelve successive equal monthly installments commencing on November 4, 2019 and ending on October 4, 2020.
(10)	17,409 shares vested on February 27, 2018 and 1,450 shares vest on the 27th day of each month commencing thereafter and ending on February 27, 2021.
(11)	21,250 shares vested on May 26, 2018 and 1,770 shares vest on the 26th day of each month commencing thereafter and ending on May 26, 2021.

(12)	21,250 shares vested on March 1, 2019 and 1,770 shares will vest on the 1st day of each month commencing thereafter and ending March 1, 2022.
(13)	18,750 shares vested on March 1, 2020 and 1,562 shares vest on the 1st day of each month commencing thereafter and ending on March 1, 2023.
(14)	2,500 shares vest in a series of twelve successive equal monthly installments commencing on November 4, 2019 and ending on October 4, 2020.
(15)	25,000 shares vested on April 15, 2020 and 2,083 shares will vest on the 15th day of each month commencing thereafter and ending on April 15, 2023.
(16)	1,666 shares vest in a series of twelve successive equal monthly installments commencing on November 4, 2019 and ending on October 4, 2020.

Option Repricings

We did not engage in any repricings or other modifications or cancellations to any of our named executive officers’ outstanding equity awards during the fiscal year ended December 31, 2019.

Perquisites Health, Welfare and Retirement Benefits

Our named executive officers, during their employment with us, are eligible to participate in our employee benefit plans, including our medical, dental, group term life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We provide a 401(k) plan to our employees, including our named executive officers, as discussed in the section below entitled “—401(k) Plan.”

We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances. We do, however, pay the premiums for medical, dental, group term life, disability and accidental death and dismemberment insurance for all of our employees, including our named executive officers. The Board may elect to adopt qualified or nonqualified benefit plans in the future if it determines that doing so is in our best interests.

401(k) Plan

We maintain a defined contribution employee retirement plan (“401(k) plan”) for our employees. our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which was $19,000 for calendar year 2019. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2019 was up to an additional $6,000 above the statutory limit. Beginning January 1, 2019, we provide a $0.50 match for every $1.00 our employees elect to defer up to 6% of their eligible compensation. In general, eligible compensation for purposes of the 401(k) plan includes an employee’s wages, salaries, bonuses and other amounts received for personal services actually rendered in the course of employment with us to the extent the amounts are includible in gross income, and subject to certain adjustments and exclusions required under the Code. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee. The 401(k) plan currently does not offer the ability to invest in our securities.

Nonqualified Deferred Compensation

We do not maintain nonqualified defined contribution plans or other nonqualified deferred compensation plans. The Board may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Prohibition Against Speculative Trading

Our insider trading policy prohibits our officers, directors, other employees or consultants from engaging in short sales, transactions in put or call options, hedging transactions or other inherently speculative transactions with respect to our stock at any time. In addition, none of our executives, directors, other employees or consultants may margin, or make any offer to margin, or otherwise pledge as security, any of our stock, including without limitation, borrowing against such stock, at any time.

Equity Benefit Plans

2017 Equity Incentive Plan

The Board and stockholders approved and adopted the 2017 Plan in March 2017. The 2017 Plan became effective on April 13, 2017 in connection with our initial public offering. The 2017 Plan is a successor to and a continuation of our 2009 Plan. No further grants will be made under the 2009 Plan.

Awards.    The 2017 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, which we refer to collectively as stock awards. Additionally, the 2017 Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to our employees, including officers, and to non-employee directors and consultants of the company and our affiliates.

Share Reserve.    As of December 31, 2019, there were outstanding stock options covering a total of 3,178,03 shares granted under our 2017 Plan and outstanding stock options covering a total of 1,156,897 shares that were granted under our 2009 Plan. As of December 31, 2019, there were 543,284 shares remaining available for the grant of stock awards under our 2017 Plan.  In September 2018 and February 2019, the Compensation Committee approved amendments to the 2017 Plan pursuant to Rule 5635(c)(4) to reserve an additional 75,000 shares and 100,000 shares of our common stock, respectively, to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the company), as an inducement material to the individual’s entry into employment with the company within the meaning of Rule 5635(c)(4).  The number of shares of our common stock reserved for issuance under our 2017 Plan automatically increases on January 1 of each year through and including January 1, 2027, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board.

No person may be granted stock awards covering more than 1,000,000 shares of our common stock under our 2017 Plan during any calendar year pursuant to stock options, stock appreciation rights and other stock awards whose value is determined by reference to an increase over an exercise or strike price of at least 100% of the fair market value on the date the stock award is granted. Additionally, no person may be granted in a calendar year a performance stock award covering more than 1,000,000 shares of our common stock or a performance cash award having a maximum value in excess of $3.0 million. In addition, the maximum number of shares of our common stock subject to stock awards granted under the 2017 Plan with respect to any period commencing on the date of our Annual Meeting of Stockholders for a particular year and ending on the day immediately prior to the date of our Annual Meeting of Stockholders for the next subsequent year to any non-employee director, taken together with any cash fees paid by us to such non-employee director during such period for service on the Board, will not exceed $400,000 in total value, or, with respect to such period in which a non-employee director is first appointed or elected to the Board, $500,000. The Board may make exceptions to this limit in extraordinary circumstances.

If a stock award granted under the 2017 Plan (i) expires or otherwise terminates without all of the shares of our common stock covered by such stock award having been issued or (ii) is settled in cash, the shares of our common stock not acquired pursuant to the stock award again will become available for subsequent issuance under the 2017 Plan. In addition, the following types of shares under the 2017 Plan may become available for the grant of new stock awards under the 2017 Plan: (1) shares that are forfeited to or repurchased by us prior to becoming fully vested; (2) shares withheld to satisfy income or employment withholding taxes; or (3) shares used to pay the exercise or purchase price of a stock award. Shares issued under the 2017 Plan will be authorized but unissued shares or reacquired shares bought by us on the open market.

Administration.    The Board, or a duly authorized committee thereof, has the authority to administer the 2017 Plan. The Board may also delegate to one or more of our officers the authority to (1) designate employees (other than other officers) to be recipients of certain stock awards, and (2) determine the number of shares of our common stock to be subject to such stock awards. Subject to the terms of the 2017 Plan, the Board or the authorized committee, referred to herein as the plan administrator, determines recipients, dates of grant, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting schedule applicable to a stock award. Subject to the limitations set forth below, the plan administrator will also determine the exercise price, strike price or purchase price of awards granted and the types of consideration to be paid for the award.

The plan administrator has the authority to modify outstanding awards under our 2017 Plan. Subject to the terms of our 2017 Plan, the plan administrator has the authority to reduce the exercise, purchase or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options.    ISOs and NSOs are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of the 2017 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2017 Plan vest at the rate specified by the plan administrator.

The plan administrator determines the term of stock options granted under the 2017 Plan, up to a maximum of 10 years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of our common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO, and (5) other legal consideration approved by the plan administrator.

Unless the plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or (subject to the approval of the plan administrator or an authorized officer) pursuant to a domestic relations order. Subject to the approval of the plan administrator or an authorized officer, an optionholder may designate a beneficiary, however, who may exercise the option following the optionholder’s death.

Tax Limitations On Incentive Stock Options.    The aggregate fair market value, determined at the time of grant, of our common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans and the stock plans of any of our affiliates may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (2) the term of the ISO does not exceed five years from the date of grant.

Restricted Stock Awards.    Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the plan administrator. Restricted stock awards may be granted in consideration for (1) cash, check, bank draft or money order, (2) services rendered to us or our affiliates, or (3) any other form of legal consideration acceptable to the plan administrator. Common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule to be determined by the plan administrator. A restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock that has not vested will be forfeited or repurchased by us upon the participant’s cessation of continuous service for any reason.

Restricted Stock Unit Awards.    Restricted stock unit awards are granted pursuant to restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration acceptable to the plan administrator. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

Stock Appreciation Rights.    Stock appreciation rights are granted pursuant to stock appreciation right agreements adopted by the plan administrator. The plan administrator determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Upon the exercise of a stock appreciation right, we will pay the participant an amount equal to the product of (1) the excess of the per share fair market value of our common stock on the date of exercise over the strike price, multiplied by (2) the number of shares of our common stock with respect to which the stock appreciation right is exercised. A stock appreciation right granted under the 2017 Plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator.

The plan administrator determines the term of stock appreciation rights granted under the 2017 Plan, up to a maximum of 10 years. Unless the terms of a participant’s stock appreciation right agreement provide otherwise, if a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. The stock appreciation right term may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with us, or any of our affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Performance Awards.    The 2017 Plan permits the grant of performance-based stock and cash awards that vest or become payable subject to attainment of performance goals during a designated performance period.

The performance goals that may be selected include one or more of the following: (1) earnings (including earnings per share and net earnings); (2) earnings before interest, taxes and depreciation; (3) earnings before interest, taxes, depreciation and amortization; (4) earnings before interest, taxes, depreciation, amortization and legal settlements; (5) earnings before interest, taxes, depreciation, amortization, legal settlements and other income (expense); (6) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense) and stock-based compensation; (7) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation and changes in deferred revenue; (8) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation, other non-cash expenses and changes in deferred revenue; (9) total stockholder return; (10) return on equity or average stockholder’s equity; (11) return on assets, investment, or capital employed; (12) stock price; (13) margin (including gross margin); (14) income (before or after taxes); (15) operating income; (16) operating income after taxes; (17) pre-tax profit; (18) operating cash flow; (19) sales or revenue targets; (20) increases in revenue or product revenue; (21) expenses and cost reduction goals; (22) improvement in or attainment of working capital levels; (23) economic value added (or an equivalent metric); (24) market share; (25) cash flow; (26) cash flow per share; (27) cash balance; (28) cash burn; (29) cash collections; (30) share price performance; (31) debt reduction; (32) implementation or completion of projects or processes (including, without limitation, discovery of a preclinical drug candidate, recommendation of a drug candidate to enter a clinical trial, clinical trial initiation, clinical trial enrollment and dates, clinical trial results, regulatory filing submissions (such as IND, BLA and NDA), regulatory filing acceptances, regulatory or advisory committee interactions, regulatory approvals, and product supply); (33) stockholders’ equity; (34) capital expenditures; (35) financings; (36) operating profit or net operating profit; (37) workforce diversity; (38) growth of net income or operating income; (39) employee retention; (40) initiation of studies by specific dates; (41) budget management; (42) submission to, or approval by, a regulatory body (including, but not limited to the FDA) of an applicable filing or a product; (43) regulatory milestones; (44) progress of internal research or development programs; (45) progress of partnered programs; (46) partner satisfaction; (47) timely completion of clinical trials; (48) milestones related to research development (including, but not limited to, preclinical and clinical studies), product development and manufacturing; (49) expansion of sales in additional geographies or markets; (50) research progress, including the development of programs; (51) strategic partnerships or transactions (including in-licensing and out-licensing of intellectual property; (52) filing of patent applications and granting of patents; and (53) and other measures of performance selected by the Board.

The performance goals may be based on a company-wide basis, with respect to one or more business units, divisions, affiliates, or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise (1) in the award agreement at the time the award is granted or (2) in such other document setting forth the performance goals at the time the goals are established, we will appropriately make adjustments in the method of calculating the attainment of performance goals as follows: (a) to exclude restructuring and/or other nonrecurring charges; (b) to exclude exchange rate effects; (c) to exclude the effects of changes to generally accepted accounting principles; (d) to exclude the effects of any statutory adjustments to corporate tax rates; (e) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (f) to exclude the dilutive effects of acquisitions or joint ventures; (g) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (h) to exclude the effect of any change in the outstanding shares of our common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (i) to exclude the effects of stock based compensation and the award of bonuses under our bonus plans; (j) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; (k) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles; and (l) to exclude the effects of the timing of acceptance for review and/or approval of submissions to the FDA or any other regulatory body. In addition, we retain the discretion to reduce or eliminate the compensation or economic benefit due upon attainment of the goals. The performance goals may differ from participant to participant and from award to award.

Other Stock Awards.    The plan administrator may grant other awards based in whole or in part by reference to our common stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Changes to Capital Structure.    In the event that there is a specified type of change in our capital structure, such as a stock split or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under the 2017 Plan, (2) the class and maximum number of shares by which the share reserve may increase automatically each year, (3) the class and maximum number of shares that may be issued upon the exercise of ISOs, (4) the class and maximum number of shares subject to stock awards that can be granted to any person in a calendar year, and (5) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards.

Corporate Transactions.    In the event of certain specified significant corporate transactions (or a change in control, as described below), the plan administrator has the discretion to take any of the following actions with respect to stock awards:

•	arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or parent company;
•	arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company;
•	accelerate the vesting of the stock award and provide for its termination prior to the effective time of the transaction;
•	arrange for the lapse of any reacquisition or repurchase right held by us;
•	cancel or arrange for the cancellation of the stock award in exchange for such cash consideration, if any, as the Board may deem appropriate; and
•

make a payment equal to the excess of (a) the value of the property the participant would have received upon exercise of the stock award immediately prior to the effective time of the transaction, over (b) the exercise price otherwise payable by the participant in connection with such exercise.

Our plan administrator is not obligated to treat all stock awards, even those that are of the same type, in the same manner.

Under the 2017 Plan, a corporate transaction is generally the consummation of (1) a sale or other disposition of all or substantially all of our assets, (2) a sale or other disposition of more than 50% of our outstanding securities, (3) a merger, consolidation or similar transaction following which we are not the surviving corporation, or (4) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.

Change in Control.    In addition to the above, the plan administrator may provide, in an individual award agreement or in any other written agreement between a participant and us that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change in control. Under the 2017 Plan, a change in control is generally (1) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction; (2) a consummated merger, consolidation or similar transaction immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity (or its parent); (3) a consummated sale, lease, exclusive license or other disposition of all or substantially all of our assets; (4) a complete dissolution or liquidation of the company, except for a liquidation into a parent corporation; or (5) when a majority of the Board becomes comprised of individuals who were not serving on the Board on the date of adoption of the 2017 Plan, or the incumbent board, or whose nomination, appointment, or election was not approved by a majority of the incumbent board then still in office.

Amendment and Termination.    The Board has the authority to amend, suspend, or terminate our 2017 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the 10th anniversary of the date our Board adopted our 2017 Plan.

2009 Equity Incentive Plan

The Board and our stockholders approved our 2009 Plan in March 2009. The 2009 Plan was subsequently amended by the Board and stockholders, most recently in November 2016. As of December 31, 2019, there were outstanding stock options covering a total of 1,156,897 shares that were granted under our 2009 Plan and there were no additional shares available for grant under the 2009 Plan.

No additional awards will be granted under the 2009 Plan, and all outstanding awards granted under the 2009 Plan that are repurchased, forfeited, expire or are canceled will become available for grant under the 2017 Plan in accordance with its terms.

2017 Employee Stock Purchase Plan

The Board and stockholders adopted the Employee Stock Purchase Plan (“ESPP”) in March 2017 and the ESPP became effective on April 13, 2017, in connection with our initial public offering. The purpose of the ESPP is to retain the services of new employees and secure the services of new and existing employees while providing incentives for such individuals to exert maximum efforts toward our success and that of our affiliates.

Share Reserve.    As of December 31, 2019, 678,827 shares of our common stock were authorized under the ESPP for issuance pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. As of December 31, 2019, 191,972 shares of our common stock had been issued under the ESPP and there were 486,855 shares available for future issuance under the ESPP.

The number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year through and including January 1, 2027 by the least of (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Board that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code.

Administration.    The Board has delegated its authority to administer the ESPP to our Compensation Committee. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances.

Payroll Deductions.    Generally, all regular employees, including executive officers, employed by us or by any of our designated affiliates, may participate in the ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock under the ESPP. Unless otherwise determined by the Board, common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of our common stock on the first date of an offering or (b) 85% of the fair market value of a share of our common stock on the date of purchase.

Limitations.    Employees may have to satisfy one or more of the following service requirements before participating in the ESPP, as determined by the Board: (a) customarily employed for more than 20 hours per week, (b) customarily employed for more than five months per calendar year or (c) continuous employment with us or one of our affiliates for a period of time (not to exceed two years). No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of our common stock based on the fair market value per share of our common stock at the beginning of an offering for each year such a purchase right is outstanding. Finally, no employee will be eligible for the grant of any purchase rights under the ESPP if immediately after such rights are granted, such employee has voting power over 5% or more of our outstanding capital stock measured by vote or value pursuant to Section 424(d) of the Code.

Changes to Capital Structure.    In the event that there occurs a change in our capital structure through such actions as a stock split, merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or similar transaction, the Board will make appropriate adjustments to (a) the class and number of shares reserved under the ESPP, (b) the class and maximum number of shares by which the share reserve may increase automatically each year, (c) the class and number of shares and purchase price of all outstanding offerings and purchase rights and (d) the class and number of shares that are the subject of the purchase limits under each ongoing offering.

Corporate Transactions.    In the event of certain significant corporate transactions, including the consummation of: (1) a sale or other disposition of all or substantially all of our assets, (2) the sale or other disposition of more than 50% of our outstanding securities, (3) a merger, consolidation or similar transaction where we do not survive the transaction, and (4) a merger, consolidation or similar transaction where we do survive the transaction but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction, any then-outstanding rights to purchase our stock under the ESPP may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such purchase rights, then the participants’ accumulated payroll contributions will be used to purchase shares of our common stock within 10 business days prior to such corporate transaction, and such purchase rights will terminate immediately after such purchase.

Plan Amendments, Termination.    The Board has the authority to amend or terminate our ESPP, provided that except in certain circumstances any such amendment or termination may not materially impair any outstanding purchase rights without the holder’s consent. We will obtain stockholder approval of any amendment to our ESPP as required by applicable law or listing requirements.

In December 2019, the Compensation Committee suspended the ESPP, such that no new offerings of purchase rights under the ESPP will begin and no new purchase rights under the ESPP will be granted until the Board or the Compensation Committee specifically authorizes otherwise.

Director Compensation

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2019 to each of our directors that was not also a named executive officer:

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)(3)	Total ($)
Faheem Hasnain	66,750	59,245	125,995
Franklin M. Berger	46,125	59,245	105,370
Thomas Darcy	26,250	59,245	85,495
Paul Schimmel, Ph.D.	37,500	59,245	96,745
David Parkinson, M.D.	31,875	59,245	91,120
Lori Kunkel, M.D. (4)	105,852	272,860	378,712
Harry Gruber, M.D. (5)	—	—	—

(1)	Mr. Duvall did not earn compensation during 2019 for their services on the Board. Mr. Duvall’s compensation is fully reflected in the “— Summary Compensation Table” above.
(2)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted in 2019 computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 7 to our audited financial statements included in the Original Filing. These amounts do not reflect the actual economic value that will be realized by the non-employee director upon the vesting of the stock option awards, the exercise of the stock option awards or the sale of the common stock underlying such stock option awards.

(3)

As of December 31, 2019, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Mr. Hasnain: 117,245 shares; Mr. Berger: 93,999 shares; Mr. Darcy: 135,360 shares; Dr. Schimmel: 75,432 shares; Dr. Parkinson: 74,295 shares; and Dr. Kunkel: 107,787 shares.

(4)

Dr. Kunkel served on the Board until November 2018 and rejoined the Board in April 2019. From November 2018 through April 2019, Dr. Kunkel served as our acting Chief Medical Officer and earned $87,500 in 2019.

(5)	Dr. Gruber resigned from the Board in February 2020. Dr. Gruber did not earn compensation during 2019 for his services on the Board.

Our Board adopted a director compensation policy in March 2017 that became effective in connection with our initial public offering, which was amended in February 2018, and is applicable to all of our non-employee directors. This compensation policy provides that each such non-employee director will receive the following compensation for service on our Board:

•	an annual cash retainer of $35,000;

•	an additional cash retainer of $30,000 to the chairman of the Board;

•	an additional cash retainer of $20,000 to the lead independent director of the Board;

•

an additional annual cash retainer of $7,500, $5,000 and $4,000 for service as a member of the audit committee, compensation committee and the nominating and corporate governance committee, respectively;

•

an additional annual cash retainer of $15,000, $10,000 and $7,500 for service as chairman of the audit committee, compensation committee and the nominating and corporate governance committee, respectively;

•

an initial option grant to purchase 30,000 shares of our common stock for each non-employee director who first joins our Board, on the date of commencement of service on the Board, vesting over a three year period following the grant date; and

•

an annual option grant to purchase 20,000 shares of our common stock for each non-employee director serving on the Board on the date of our annual stockholder meeting, vesting one year following the grant date (in addition, each non-employee director who first joins our Board other than at annual stockholder meeting will receive an annual option grant pro rated for the number of months remaining until the next annual stockholder meeting).

Each of the option grants described above will vest and become exercisable subject to the director’s continuous service to us, provided that each option will vest in full upon a change in control (as defined under our 2017 Plan). The term of each option will be 10 years, subject to earlier termination as provided in the 2017 Plan, except that the post-termination exercise period will be for up to 12 months from the date of termination, if such termination is other than for death, disability or cause. The options will be granted under our 2017 Plan, the terms of which are described in more detail above under “— Equity Benefit Plans — 2017 Equity Incentive Plan.”

The cash retainer for the fourth quarter of 2019 for our non-employee directors, including the retainer for service on the Board, the retainer for services as the chairman of the board, the retainer for service as the lead independent director of the board, the retainer for committee membership and the retain for service as the chairmen for such committees, was paid in January 2020 in the form of a restricted stock unit (“RSU”) grant. The RSU awards were granted on January 10, 2020 to our non-employee directors as follows: Mr. Hasnain: 35,449 RSUs, Mr. Berger: 24,496 RSUs, Mr. Darcy: 13,941 RSUs, Dr. Schimmel: 19,915 RSUs, Dr. Parkinson: 16,928 RSUs, and Dr. Kunkel 15,932 RSUs. Each RSU award’s grant date value was $0.63 per share and 100% of the RSUs vest upon a change in control event.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2020 by: (i) each director; (ii) each of our named executive officers; (iii) and all executive officers and directors of Tocagen as a group.

The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 23,914,723 shares outstanding on March 31, 2020, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for the following stockholders is: c/o Tocagen Inc., 4445 Eastgate Mall, Suite 200, San Diego, California 92121.

	Beneficial Ownership
Beneficial Owner	Number of Shares (#)	Percent of Total (%)
Greater than 5% stockholders
Entities affiliated with Steven M. Oliveira (1)	4,065,149	17.0%

Named Executive Officers and Directors
Martin J. Duvall (2)	685,581	2.8%
Mark Foletta (3)	220,787	*
Fairooz Kabbinavar, M.D. (4)	38,749	*
Faheem Hasnain (5)	264,486	1.1%
Franklin M. Berger (6)	114,548	*
Thomas E. Darcy (7)	500,762	2.1%
Paul Schimmel, Ph.D. (8)	111,979	*
David Parkinson, M.D. (9)	70,132	*
Lori Kunkel, M.D. (10)	103,624	*
All current executive officers and directors as a group (9 persons) (11)	2,110,648	8.3%

*	Less than one percent.
(1)

Includes (a) 2,799,149 shares of common stock held by Steven Oliveira Roth IRA and (b) 1,266,000 shares of common stock held by South Ocean Capital Management, LLC (collectively, the “Oliveira Shares”). Information regarding the Oliveira Shares is based on a Schedule 13G/A filed by Steven M. Oliveira with the SEC on February 28, 2020 and a Form 4 filed by Mr. Oliveira with the SEC on March 3, 2020. The address for each of Steven Oliveira Roth IRA and Ocean Capital Management, LLC is 225 Via Palacio, Palm Beach Gardens, FL 33418. Mr. Oliveira has sole voting power and sole dispositive power with respect to the Oliveira Shares.

(2)

Includes (a) 8,605 shares of common stock owned by Mr. Duvall and (b) 676,976 shares of common stock that Mr. Duvall has the right to acquire from us within 60 days of March 31, 2020 pursuant to the exercise of stock options.

(3)

Includes (a) 15,042 shares of common stock owned by Mr. Foletta and (b) 205,745 shares of common stock that Mr. Foletta has the right to acquire from us within 60 days of March 31, 2020 pursuant to the exercise of stock options.

(4)	Includes 38,749 shares of common stock that Dr. Kabbinavar has the right to acquire from us within 60 days of March 31, 2020 pursuant to the exercise of stock options.
(5)

Includes (a) 152,857 shares of common stock owned by Faheem Hasnain and Marie Hasnain Co-Trustees of the Hasnain Revocable Trust, Dated February 19, 2010 and (b) 111,629 shares of common stock that Mr. Hasnain has the right to acquire from us within 60 days of March 31, 2020 pursuant to the exercise of stock options.

(6)

Includes (a) 25,335 shares of common stock owned by Mr. Berger and (b) 89,213 shares of common stock that Mr. Berger has the right to acquire from us within 60 days of March 31, 2020 pursuant to the exercise of stock options.

(7)

Includes (a) 369,565 shares of common stock owned by Thomas Eric Darcy and Janet E. Darcy, Trustees of the Darcy Family Trust dated September 21, 2005 and (b) 131,197 shares of common stock that Mr. Darcy has the right to acquire from us within 60 days of March 31, 2020 pursuant to the exercise of stock options. Mr. Darcy is a member of an investment club which may from time to time hold shares of the company's stock. Mr. Darcy is only one of dozens of voting members of such club and has confirmed for us that he will not vote on club decisions with respect to any such shares, including votes related to voting the shares or disposition of the shares. Mr. Darcy disclaims beneficial ownership over any such shares and the number of shares set forth in this table does not include any such shares.

(8)

Includes (a) 3,623 shares of common stock owned by Paul Schimmel Prototype PSP Paul R. Schimmel, TTEE U/A dtd 01/01/1999 FBO Paul Schimmel, (b) 37,087 shares of common stock owned by Schimmel Revocable Trust Paul R. Schimmel, Trustee Cleo Schimmel, Trustee U/A dtd 9/6/2000 and (c) 71,269 shares of common stock that Dr. Schimmel has the right to acquire from us within 60 days of March 31, 2020 pursuant to the exercise of stock options.

(9)	Includes 70,132 shares of common stock that Dr. Parkinson has the right to acquire from us within 60 days of March 31, 2020 pursuant to the exercise of stock options.
(10)	Includes 103,624 shares of common stock that Dr. Kunkel has the right to acquire from us within 60 days of March 31, 2020 pursuant to the exercise of stock options.
(11)	Includes the shares described in footnotes (2) through (10).

Equity Compensation Plan Information

The following table provides information as of December 31, 2019, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a) (c) (1)
Equity compensation plans approved by security holders:	4,226,449	$11.54	1,030,139
Equity compensation plans not approved by security holders (2):	175,000	$12.36	—
Total	4,401,449		1,030,139

(1)

Includes the 2017 Plan, the 2009 Plan, and our ESPP.  486,855 shares under column (c) were subject to purchase under our ESPP.  Under the terms of the 2017 Plan, the number of shares of our common stock reserved for issuance automatically increases on January 1 of each year through and including January 1, 2027, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board.  Under the terms of the ESPP, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year through and including January 1, 2027 by the lesser of (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by our Board that is less than (a) and (b).

(2)

In September 2018, the Compensation Committee approved an amendment to the 2017 Plan to reserve an additional 75,000 shares of common stock (the “Inducement Pool”) to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules (“Rule 5635(c)(4)”).  The 2017 Plan was amended by the Compensation Committee without stockholder approval pursuant to Rule 5635(c)(4).  In February 2019, the Compensation Committee approved an additional amendment to the 2017 Plan without stockholder approval pursuant to Rule 5635(c)(4) to increase the number of shares reserved under the Inducement Pool by an additional 100,000 shares of common stock.

Changes in Control

On February 19, 2020, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Telluride Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Tocagen (“Merger Sub”), and Forte Biosciences, Inc. (“Forte”), pursuant to which Merger Sub will merge with and into Forte, with Forte surviving as a wholly owned subsidiary of Tocagen (the “Merger”). We will issue shares of our common stock to the former Forte stockholders at the effective time of the Merger (the “Effective Time”). In connection with the closing of the Merger, we will change our name to “Forte Biosciences, Inc.,” and Forte is expected to change its name to “Forte Subsidiary, Inc.”

At the Effective Time, each share of common stock of Forte (including the shares of common stock issuable upon conversion of all shares of preferred stock prior to the Merger) (the “Forte common stock”), will be converted into the right to receive 1.8149 shares of our common stock, subject to adjustment for the reverse stock split of our common stock to be implemented prior to the consummation of the Merger, and further adjusted based on our net cash in connection with the closing of the Merger. We will assume outstanding and unexercised options to purchase shares of Forte capital stock, and in connection with the Merger they will be converted into options to purchase shares of our commons stock. At the Effective Time, our stockholders will continue to own and hold their then existing shares of common stock, subject to adjustment for the reverse stock split. Each warrant to purchase Forte common stock outstanding and unexercised immediately prior to the Effective Time will be assumed by us and will become a warrant to purchase shares of our common stock, with the number of shares and exercise price being adjusted by an exchange ratio of 1.8149 shares of our common stock issuable upon exercise of each warrant to purchase one share of Forte common stock. As of immediately prior to the Effective Time, all outstanding and unexercised options to purchase shares of our common stock with an exercise price of greater than $0.64 will be cancelled and have no further force and effect. All outstanding and unexercised options to purchase shares of our common stock with an exercise price equal to or less than $0.64 will remain effective and outstanding.

Under the exchange ratio formula described in the Merger Agreement and assuming we hold $7.5 million of net cash at the closing of the Merger, the former Forte equity holders immediately before the Merger are expected to hold approximately 76.7% of our capital stock outstanding immediately following the Merger on a fully diluted treasury stock method basis and our equity holders immediately before the Merger are expected to hold approximately 23.3% of our capital stock outstanding immediately following the Merger on a fully diluted treasury stock method basis, in each case, after giving effect to Forte’s pre-closing financing.

We and Forte expect the Merger to be consummated during the second quarter of 2020, subject to satisfaction or waiver of certain conditions, including, among other things, receipt of the requisite approval of our and Forte’s stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

RELATED-PERSON TRANSACTIONS POLICY AND PROCEDURES

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000.

Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy.  A related person is any executive officer, director or a holder of more than 5% of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-party transaction to our Audit Committee (or, where review by our Audit Committee would be inappropriate, to another independent body of our Board) for review. The presentation must include a description of, among other things, all of the parties, the direct and indirect interests of the related parties, the purpose of the transaction, the material facts, the benefits of the transaction to us and whether any alternative transactions are available, an assessment of whether the terms are comparable to the terms available from unrelated third parties and management’s recommendation. To identify related-party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-party transactions, our Audit Committee or another independent body of our Board takes into account the relevant available facts and circumstances including, but not limited to: (a) the risks, costs and benefits to us; (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated; (c) the terms of the transaction; (d) the availability of other sources for comparable services or products; and (e) the terms available to or from, as the case may be, unrelated third parties.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

CERTAIN RELATED-PERSON TRANSACTIONS

The following includes a summary of transactions with related persons since January 1, 2018 to which we have been a party and in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years:

Employment Arrangements

We currently have written employment agreements with our executive officers. For information about our employment agreements with our named executive officers, refer to “Executive and Director Compensation— Agreements with our Named Executive Officers” in Item 11 above.

Lori Kunkel, M.D. served as our acting Chief Medical Officer from November 2018 until April 2019.  During such periods, Dr. Kunkel received a monthly amount of $25,000 for her service.  In addition, in January 2019, the Compensation Committee granted to Dr. Kunkel an option to purchase 35,000 shares of common stock.  The option was granted under our 2017 Plan and has a per share exercise price equal to $9.27, the closing price of our common stock as reported on The Nasdaq Global Select Market on January 11, 2019, the date of grant. The option became fully vested in connection with the termination of her service as acting Chief Medical Officer on April 15, 2019.

Stock Options Granted to Executive Officers and Directors

We have granted stock options to our executive officers and directors.  For information about our stock option awards to our named executive officers and our directors, refer to “Executive and Director Compensation—Outstanding Equity Awards at Fiscal Year-End” and “Executive and Director Compensation—Director Compensation” in Item 11 above.

Indemnification Agreements

We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following five directors are independent directors as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules: Mr. Hasnain, Mr. Berger, Dr. Kunkel, Dr. Parkinson and Dr. Schimmel. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company. Mr. Duvall is not considered independent because he is an executive officer of the Company and Mr. Darcy is not considered independent because of his employment by the Company, which terminated on May 12, 2017. Mr. Darcy will meet the independent director qualifications on May 12, 2020. All members of our audit committee, compensation committee and nominating and corporate governance committee are independent directors as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules.

Item 14. Principal Accounting Fees and Services

AUDIT AND ALL OTHER FEES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2019 and December 31, 2018, by Ernst & Young LLP (“Ernst & Young”), our principal accountant. All fees described below were pre-approved by the Audit Committee.

	Fiscal Year Ended December 31,
	2019	2018
Audit Fees (1)	470,146	469,900
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	470,146	469,900

(1)

Audit fees consist of fees billed for professional services by Ernst & Young for audit and quarterly review of our financial statements and review of our registration statements on Form S-3 and Form S-8 and regular services that are normally provided in connection with statutory and regulatory filings or engagements.

In connection with the audit of each of the 2019 and 2018 financial statements, we entered into an engagement agreement with Ernst & Young, which sets forth the terms by which Ernst & Young will perform audit services for us.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee must pre-approve the audit and non-audit services rendered by our independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements. No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

2.	Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

3.	Exhibits. The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment are provided below.

Exhibit Number	Description

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Mark Foletta
Mark Foletta
Chief Financial Officer (Principal Financial and Accounting Officer)
April 29, 2020