Form 10-Q
period 2020-09-30
Forte Biosciences, Inc.
filed 2020-11-09
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, the registrant had 12,830,598 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
PART II.	OTHER INFORMATION	23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Mine Safety Disclosures	74
Item 5.	Other Information	74
Item 6.	Exhibits	75
SIGNATURES		76

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$20,175	$6,939
Prepaid expenses and other current assets	1,442	567
Total current assets	21,617	7,506

Property and equipment, net	110	152
Other assets	1,003	-
Total assets	$22,730	$7,658

Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,513	$1,569
Accrued liabilities	898	343
Total current liabilities	2,411	1,912

Commitments and contingencies (Note 5)
Series A Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized and 0 and 3,177,744 shares issued and outstanding as of September 30, 2020 (unaudited) and December 31, 2019, respectively; aggregate liquidation preference of $10,821 at December 31, 2019	-	10,515
Stockholders’ equity (deficit):
Common stock, $0.001 par value: 200,000,000 shares authorized as of September 30, 2020 (unaudited) and December 31, 2019; 11,216,563 and 2,108,266 shares issued and outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively	11	2
Additional paid-in capital	67,189	199
Accumulated deficit	(46,881)	(4,970)
Stockholders’ equity (deficit):	20,319	(4,769)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$22,730	$7,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$3,688	$353	$6,979	$1,526
General and administrative	1,320	331	2,753	974
In process research and development assets acquired	-	-	32,057	-
Total operating expenses	5,008	684	41,789	2,500
Loss from operations	(5,008)	(684)	(41,789)	(2,500)
Other income (expenses)	(92)	(6)	(122)	(5)
Net loss	$(5,100)	$(690)	$(41,911)	$(2,505)
Per share information:
Net loss per share - basic and diluted	$(0.45)	$(0.33)	$(7.36)	$(1.19)
Weighted average shares outstanding, basic and diluted	11,209,052	2,108,266	5,691,587	2,108,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

	Series A				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2018	1,738,759	$5,659	2,108,266	$2	$163	$(901)	$(736)
Issuance of Series A convertible preferred stock, net of issuance cost of $44	1,438,985	4,856	-	-	-	-	-
Stock based compensation	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	(1,185)	(1,185)
Balance — March 31, 2019	3,177,744	10,515	2,108,266	2	165	(2,086)	(1,919)
Stock based compensation	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	(630)	(630)
Balance — June 30, 2019	3,177,744	10,515	2,108,266	2	166	(2,716)	(2,548)
Stock based compensation	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	(690)	(690)
Balance — September 30, 2019	3,177,744	$10,515	2,108,266	$2	$168	$(3,406)	$(3,236)

Balance — December 31, 2019	3,177,744	$10,515	2,108,266	$2	$199	$(4,970)	$(4,769)
Exercise of employee stock options	-	-	52,706	-	45	-	45
Stock based compensation	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	(2,050)	(2,050)
Balance — March 31, 2020	3,177,744	10,515	2,160,972	2	246	(7,020)	$(6,772)
Conversion of preferred stocks into common stock	(3,177,744)	(10,515)	3,177,744	3	10,512	-	10,515
Sale of common stock, net of issuance costs of $43			4,215,929	4	24,012	-	24,016
Issuance of common stock in connection with reverse merger	-	-	1,656,076	2	31,807	-	31,809
Restricted stock awards withholdings for taxes	-	-	(16,294)	-	-	-	-
Exercise of employee stock options	-	-	3,888	-	47	-	47
Stock based compensation	-	-	-	-	24	-	24
Net loss	-	-	-	-	-	(34,761)	(34,761)
Balance — June 30, 2020	-	-	11,198,315	11	66,648	(41,781)	24,878
Exercise of employee stock options	-	-	18,248	-	166	-	166
Stock based compensation	-	-	-	-	375	-	375
Net loss	-	-	-	-	-	(5,100)	(5,100)
Balance — September 30, 2020	-	-	11,216,563	$11	$67,189	$(46,881)	$20,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(41,911)	$(2,505)
Adjustments to reconcile net loss to net cash used in operating activities:
In process research and development acquired	30,885	-
Depreciation expense	40	-
Stock based compensation expense	401	5
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(322)	36
Accounts payable	(394)	232
Accrued liabilities	(3,319)	114
Net cash used in operating activities	(14,620)	(2,118)

Cash flows from investing activities:
Cash and restricted cash acquired in reverse merger	3,582	-
Purchase of property and equipment	-	(73)
Net cash provided by (used in) investing activities	3,582	(73)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	24,016	-
Proceeds from issuance of convertible preferred stock, net of issuance costs	-	4,856
Proceeds from exercise of employee stock options	258	-
Net cash provided by financing activities	24,274	4,856
Net increase in cash	13,236	2,665
Cash — beginning of period	6,939	5,016
Cash — end of period	$20,175	$7,681
Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$10,515	$-
Issuance of common stock to Tocagen shareholders	$31,809	$-
Unpaid offering costs	$297	$-

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

The Merger was accounted for as a reverse asset acquisition. Forte Subsidiary is deemed to be the acquirer for accounting purposes and Tocagen the accounting acquiree (Note 4). Accordingly, for accounting purposes: (i) the merger was treated as the equivalent of Forte Subsidiary issuing stock to acquire the net assets of Tocagen, (ii) the transaction price was allocated over the acquired Tocagen net assets based upon their relative fair value at the time of closing, (iii) the reported historical operating results of the combined company prior to the merger will be those of Forte Subsidiary and not of Tocagen, and (iv) for periods prior to the transaction, shareholders’ authorized capital of the combined company is presented based on the historical authorized capital of Tocagen.

Liquidity and Risks

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. As of September 30, 2020, the Company had an accumulated deficit of $46.9 million, which includes a charge of $32.1 million for acquired in-process research and development assets in connection with the Merger. The Company used $14.6 million of cash in operating activities during the nine months ended September 30, 2020. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

The Company had cash of approximately $20.2 million as of September 30, 2020. The Company believes that its existing cash, additional capital from the ATM Facility (see Note 7) and the recent underwritten public offering on November 2, 2020 which raised net proceeds of approximately $43.0 million after deducting underwriting discounts and commissions and before other offering expenses (see Note 9), will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q.

The Company will continue to need to raise additional capital or obtain financing from other sources. Management may fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research and development programs and/or limit or cease its operations.

Because of the numerous risks and uncertainties associated with pharmaceutical development, the Company is unable to predict the timing or amount of increased expenses or when or if it will start to generate revenues. Even if the Company is able to generate revenues, it may not be able to achieve or maintain profitability. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and may be forced to reduce its operations.

The pandemic caused by an outbreak of a new strain of coronavirus, or COVID-19, has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect the Company’s operations. The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on its operations, financial position, results of operations and cash flows during fiscal year 2020.

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

The Merger (Note 1) was accounted for as a reverse asset acquisition. Forte Subsidiary is deemed to be the acquirer for accounting purposes (Note 4) and Tocagen is the accounting acquiree. Accordingly, for accounting purposes: (i) the merger will be treated as the equivalent of Forte Subsidiary issuing stock to acquire the net assets of Tocagen, (ii) the transaction price will be allocated over the acquired Tocagen net assets based upon their relative fair value at the time of closing, (iii) the reported historical operating results of the combined company prior to the merger will be those of Forte Subsidiary and not of Tocagen, and (iv) for periods prior to the transaction, shareholders’ authorized capital of the combined company is presented based on the historical authorized capital of Tocagen.

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

Acquired In-Process Research and Development Expense

The Company acquired in-process research and development assets in connection with its Merger with Tocagen. As the acquired in-process research and development assets were deemed to have no current or alternative future use, an expense of $32.1 million was recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2020.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded through September 30, 2020.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the period. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses. For the three and nine months ended September 30, 2020 and 2019, comprehensive loss was equal to the net loss.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options	1,038,496	516,521	1,038,496	516,521
Convertible preferred stock	-	3,177,744	-	3,177,744
Warrants	2,756,980	-	2,756,980	-
Total	3,795,476	3,694,265	3,795,476	3,694,265

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The Company adopted this ASU on January 1, 2020. The adoption of this amended guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASC 820”). The new guidance removes, modifies and adds to certain disclosure requirements on fair value measurements in ASC 820. The Company adopted this ASU on January 1, 2020. The adoption of this amended guidance did not have a material effect on the Company’s condensed consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but not earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements and does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2020 and December 31, 2019 consist of the following (in thousands):

	September 30, 2020 (unaudited)	December 31, 2019
Prepaid insurance	$443	$30
Prepaid manufacturing expenses	286	514
Deposits for manufacturing components	249	—
Offering costs	297	—
Other	167	23
Total Prepaid Expenses and Other Current Assets	$1,442	$567

Accrued Liabilities

Accrued liabilities, as of September 30, 2020 and December 31, 2019 consist of the following (in thousands):

	September 30, 2020 (unaudited)	December 31, 2019
Accrued legal and professional fees	$152	$168
Accrued manufacturing and clinical expenses	188	—
Accrued compensation	434	175
Accrued franchise taxes	43	—
Accrued other expenses	81	—
Total Accrued Liabilities	$898	$343

4. Merger

On June 15, 2020, the Company completed the Merger (see Note 1). The Merger was accounted for as a reverse asset acquisition as Tocagen did not meet the definition of a business pursuant to Topic 805, Business Combinations, as Tocagen did not have the ability to create output, and substantially all of its fair value was concentrated in cash and in-process research and development (“IPR&D”) assets. Forte Subsidiary is deemed to be the acquirer for accounting purposes as immediately following the merger: (i) Forte Subsidiary stockholders owned a substantial majority of the voting rights of the combined company; (ii) Forte Subsidiary designated a majority of the initial members of the board of directors of the combined company; and (iii) Forte Subsidiary’s senior management held all key positions of the combined company and no employees were retained from Tocagen. Accordingly, for accounting purposes: (i) the merger has been treated as the equivalent of Forte Subsidiary issuing stock to acquire the net assets of Tocagen, (ii) the transaction price has been allocated over the acquired Tocagen net assets based upon their relative fair value at the time of closing, (iii) the reported historical operating results of the combined company prior to the merger are those of Forte Subsidiary, and (iv) for periods prior to the transaction, shareholders’ authorized capital of the combined company is presented based on the historical authorized capital of Tocagen.

The following summarizes the estimated fair value of the assets and liabilities acquired at June 15, 2020, the date of the Merger (in thousands):

Cash	$2,997
Restricted cash	586
Prepaid and other assets	1,257
In-process research and development	32,057
Accounts payable and accrued expenses assumed	(3,916)
Purchase price	$32,981

The estimated fair value of total consideration given was $33.0 million based on 1,594,670 shares of Tocagen common stock, 61,406 vested restricted stock awards and in-the-money options to purchase 26,975 shares of common stock of Tocagen outstanding immediately prior to the merger date, multiplied by the Tocagen closing stock price of $18.90 on the date of the merger, and transaction costs of approximately $1.2 million. The fair value of the IPR&D assets is expensed as a charge in the condensed consolidated statements of operations for the nine months ended September 30, 2020 as there is no alternative use to these assets.

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

License to Patented Technology

In December 2017, the Company entered into an exclusive license agreement with the Department of Health and Human Services (“DHHS”). Under the agreement, the DHHS granted the Company an exclusive, sublicensable, worldwide license to certain patent rights under which the Company may develop and commercialize pharmaceutical and biological compositions comprising Gram-negative bacteria for the topical treatment of dermatological diseases and conditions (the “DHHS License”). Under the DHHS License, the Company is obligated to meet certain development benchmarks within certain time periods. If the Company is unable to meet any of these development benchmarks, the DHHS could terminate the license. In addition, the DHHS may terminate or modify the DHHS License in the event of a material breach or upon certain insolvency events that remain uncured following a 90 days written notice of such material breach or insolvency event. The DHHS also has the right to require the Company to grant mandatory sublicenses to patent rights licensed from the DHHS to product candidates covered by other DHHS licenses under certain specified circumstances, including if it is necessary to meet health and safety needs that the Company is not reasonably satisfying or if necessary to meet requirements for public use specified by federal regulations which the Company is not reasonably satisfying.

Under the DHHS License, as amended in May 2020, the Company is obligated to pay the DHHS a minimum annual payment of $20,000 for 2020, which will increase to $100,000 beginning January 1, 2021.  The Company is required to reimburse the DHHS for certain patent-related expenses. In addition, the Company may also be obligated to make milestone payments to the DHHS based on achieving specified development and regulatory milestones for the first licensed product. Such development milestone payments are the completion of patient enrollment in a phase 3 clinical trial and the completion of a phase 3 clinical trial demonstrating a statistically significant efficacy benefit. The regulatory milestones are the receipt of the first FDA approval and the first non-USA regulatory agency approval. In addition, to the extent licensed products are approved for commercial sale, the Company is also obligated to pay the DHHS royalties based on net sales of licensed products sold by the Company and if applicable, its sublicensees. No milestones have been met as of September 30, 2020.

The Company incurred $5,000 in minimum royalty expenses for each of the three months ended September 30, 2020 and 2019. The Company incurred $25,000 and $15,000 in minimum royalty expenses for the nine months ended September 30, 2020 and 2019, respectively.

Lease Agreement

In April 2019, the Company entered into a lease agreement for certain office and laboratory space in Torrance, California. The lease agreement is cancellable by the Company at any time with a 30-day notice.  The Company recorded total rent expenses of $5,000 and $8,000 for the three months ended September 30, 2020 and 2019, and $19,000 and $12,000 for the nine months ended September 30, 2020 and 2019, respectively.

Clinical Supply Agreements

The Company has entered into various product manufacturing and clinical supply agreements with Contract Manufacturing Organizations (“CMOs”) for the manufacture of clinical trial materials and Contract Research Organizations (“CROs”) for clinical trial services. The product manufacturing and clinical supply agreements provide the terms and conditions under which the CMOs and CROs will formulate, fill, inspect, package, label and test the Company’s drug product candidate, FB-401. The estimated remaining commitment as of September 30, 2020 under these agreements was approximately $110,000.

6. Equity

Series A Convertible Preferred Stock

On November 27, 2018, the Company entered into a preferred stock purchase agreement with certain investors and issued 1,738,759 shares of Series A convertible preferred stock for net proceeds of $5.7 million, including $0.7 million from the conversion of convertible notes and accrued interest. In addition, on January 2, 2019, the Company completed a second round of Series A preferred stock financing and issued 1,438,985 shares at $3.41 per share for net proceeds of $4.9 million. All outstanding shares of Series A convertible preferred stock were converted into shares of common stock on a one for one ratio in connection with the closing of the Merger on June 15, 2020.

Common Stock

In connection with the Merger, the Company issued 3,804,817 shares of its common stock, and warrants to purchase 2,752,546 shares of the Company’s common stock at an exercise price of $10.56 per share, for net proceeds of $19.4 million. In addition, on June 16, 2020, the Company issued an additional 411,112 shares of common stock for net proceeds of $4.6 million.

Warrants to purchase 4,434 shares of the Company’s common stock at an exercise price of $140.25 per share which were previously issued by Tocagen, survived the Merger and remained outstanding as of September 30, 2020.

On September 4, 2020, the Company entered into an “at-the-market” equity offering program (“ATM Facility”), as amended on October 28, 2020, whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $10.0 million during the term of the ATM Facility. The

Company is not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. The Company has agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. The Company had not issued any common stock under the ATM Facility as of September 30, 2020.

7. Stock-Based Compensation

Equity Plans

In December 2018, Forte Subsidiary adopted the 2018 Equity Incentive Plan (the “2018 Incentive Plan”). The terms and conditions of stock-based awards were defined at the sole discretion of Forte Subsidiary’s Board of Directors. Service-based awards, vesting over a defined period of service, and performance-based awards that vest upon the achievement of defined conditions have been issued under the 2018 Incentive Plan. Service-based awards to employees generally vest over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. Stock options granted under the 2018 Incentive Plan expire ten years from the date of grant and the exercise price must be at least equal to the fair market value of common stock on the grant date. In connection with the Merger, all outstanding options under the 2018 Incentive Plan were exchanged into options to purchase common stock of Tocagen, which changed its name to Forte Biosciences Inc. after the Merger.  Subsequent to the Merger, the 2018 Incentive Plan was frozen and no more stock-based awards will be granted.

In connection with the Merger, the Company assumed Tocagen’s 2017 Equity Incentive Plan, which was effective on April 12, 2017 and was subsequently amended September 30, 2018 and further amended February 12, 2019 (the “2017 Plan”). The 2017 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Subsequent to the Merger, service-based awards generally vest over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service and the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period. As of September 30, 2020, there were 28,862 shares available for issuance under the 2017 Plan.

Immediately upon closing of the Merger, 61,406 restricted stock awards and stock options to purchase 26,968 shares of common stock granted under the 2017 Plan prior to the Merger became fully vested in consideration for pre-merger services provided to Tocagen.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 500,000 shares for future grant under the 2020 Inducement Plan.  As of September 30, 2020, there were 265,000 shares available for issuance under the 2020 Inducement Plan.

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

The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. Prior to the Merger, the fair value per share was determined by the Company’s Board of Directors, as of the date of each grant based on independent third-party valuations, taking into consideration various objective and subjective factors. Subsequent to the Merger, the fair value per share is the closing stock price on the option grant date.

The weighted average grant-date fair value of stock options granted to employees and non-employees in the three and nine months ended September 30, 2020 was $13.34 and $10.30, respectively. The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing were as follows.

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Fair value of common stock and exercise price	$21.64	$16.79
Risk-free interest rate	0.36%	0.49%
Dividend yield	0.00%	0.00%
Expected term of options (years)	6.08	6.01
Volatility	70.0%	70.0%

          The table below summarizes the stock option activity during the nine months ended September 30, 2020:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2019	516,521	$0.85	9.00
Granted	570,015	$16.79
Assumed from reverse merger	26,968	$9.59
Exercised	(74,842)	$3.44		$249
Cancelled/Forfeited	(166)	$9.59
Balances at September 30, 2020	1,038,496	$9.64	9.01	$40,366
Vested and expected to vest at September 30, 2020	1,038,496	$9.64	9.01	$40,366
Exercisable at September 30, 2020	33,107	$7.46	7.54	$1,359

The aggregate intrinsic value of options at September 30, 2020 is based on the Company’s closing stock price of $48.51 per share.

There were no stock options granted during the nine months ended September 30, 2019.

Restricted Stock Unit Awards

         Restricted stock unit award transactions during the nine months ended September 30, 2020 are presented below as follows:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2019	—	$—
Granted	20,000	21.36
Forfeited/Cancelled	—	—
Issued as Common Stock	—
Outstanding at September 30, 2020	20,000	$21.36

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$200	$2	$206	$5
General and administrative	175	-	195	-
Total	$375	$2	$401	$5

As of September 30, 2020, there was unrecognized stock-based compensation expense related to stock options with service conditions of $5.5 million, which is expected to be recognized over a weighted-average period of 3.39 years. Total unrecognized stock-based compensation related to stock options with performance conditions was approximately $232,000, which is expected to be recognized if and when performance conditions become probable.

As of September 30, 2020, there was $405,000 of total unrecognized compensation expense related to unvested restricted stock unit awards, which the Company expects to recognize over the weighted average remaining period of approximately 3.71 years.

8. Related party transactions

Two members of the Company’s board of directors received $3,000 and $27,000 of cash payments during the three and nine months ended September 30, 2020 for scientific consulting services provided to the Company, respectively. As of September 30, 2020, the Company had no outstanding accounts payable to either of these directors.

9. Subsequent Event

On November 2, 2020, the Company closed an underwritten public offering of 1,614,035 shares of common stock, which included 210,526 shares sold upon the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $28.50 per share, less underwriting discounts and commissions, pursuant to the Company’s existing shelf registration statement. Including the option exercise, the net proceeds of the offering were approximately $43.0 million after deducting underwriting discounts and commissions and before other offering expenses.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements of Forte Biosciences, Inc.  (“Forte”, “we”, “our”) and the accompanying notes appearing in our Registration Statement on Form S-4 as (Registration No. 333-237371), initially filed on March 25, 2020, as amended, and declared effective by the Securities and Exchange Commission, or SEC, on May 13, 2020. This discussion of the financial condition and results of operations regarding matters that are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Act of 1995 and, known as the PSLRA.  These include statements regarding management’s intention, plans, beliefs, expectations or forecasts for the future, and, therefore, you are cautioned not to place undue reliance on them.  No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by law.  We use words such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and similar expressions to identify these forward-looking statements that are intended to be covered by the safe-harbor provisions of the PSLRA.

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

Overview

Forte Biosciences Inc. (www.fortebiorx.com) (“Forte”, “we”, “our”) is a clinical-stage biopharmaceutical company focused on advancing through clinical trials our lead product candidate, FB-401, which is a live biotherapeutic for the treatment of inflammatory skin disease, including pediatric and adult patients with atopic dermatitis (“AD”). There is currently a significant unmet need for safe and effective therapies for pediatric atopic dermatitis patients. FB401 was developed in collaboration with the National Institutes of Health (“NIH”), and the National Institute of Allergy and Infectious Diseases (“NIAID”).

Forte entered into a business combination (“Merger”) between Forte Subsidiary, Inc. (“Forte Subsidiary”) and Tocagen, Inc. (“Tocagen”), a publicly traded biotechnology company. The merger closed on June 15, 2020, in which Telluride Merger Sub, Inc. a wholly-owned subsidiary of Tocagen, merged with and into Forte Subsidiary, with Forte Subsidiary surviving that Merger as a wholly-owned subsidiary of Tocagen. Immediately prior to the closing of the Merger, the then outstanding Tocagen common stocks were adjusted with a reverse split ratio of 1-for-15. At the closing of the Merger, each share of Forte Subsidiary’s common stock was converted into the right to receive approximately 3.1624 shares of Tocagen common stock (before giving effect to the reverse split). Immediately prior to closing of the Merger, Tocagen changed its name to Forte Biosciences, Inc. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to the Merger, Forte Subsidiary was a privately held company incorporated in Delaware on May 3, 2017.

On September 4, 2020, we entered into an “at-the-market” equity offering program (“ATM Facility”), as amended on October 28, 2020, whereby we may from time to time offer and sell shares of our common stock up to an aggregate offering price of $10,000,000 during the term of the ATM Facility. We are not obligated to sell any Shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse event.

On November 2, 2020, we closed an underwritten public offering of 1,614,035 shares of common stock, which included 210,526 shares sold upon the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $28.50 per share, less the underwriting discounts and commissions, pursuant to our existing shelf registration statement. Including the option exercise, the net proceeds of the offering, after deducting the underwriting discounts and commissions and before other offering expenses were approximately $43.0 million.

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

In September 2020, Forte initiated a multi-center, placebo controlled clinical trial of FB-401 which is expected to enroll adolescent and adult AD subjects aged 2 years of age and older. For additional information about the trial, see ClinicalTrials.gov using the identifier NCT04504279.

In October 2020, the U.S. Food and Drug Administration (“FDA”) granted Fast Track Designation to FB-401 for the treatment of atopic dermatitis.

Intellectual Property

On June 18, 2020, we announced the issuance of our seventh U.S. patent (10,682,379), broadening protection to include methods for culturing Gram-negative bacteria from the skin. Together with the six U.S. patents previously issued, we now have extensive patent protection covering the composition and method of use of our technology focused on inflammatory skin conditions. We also have two pending foreign patent applications, both of which are international patent applications filed under the Patent Cooperation Treaty.

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

Revenue

We have no products approved for commercial sale and have not generated any revenue from product sales. In the future, we may generate revenue from product sales, royalties on product sales, license fees, milestones, or other upfront payments if we enter into any collaborations or license agreements. We expect that our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such payments and sales.

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

We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing regulatory and development activities, initiate new clinical trials and build our pipeline. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.  Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of our clinical trials, and, as a result, the actual costs to complete our planned clinical trials may exceed the expected costs.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Aside from the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the three months ended September 30, 2020 to the critical accounting policies discussed in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Tocagen’s Registration Statement on Form S-4 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2020, as amended and declared effective by the SEC on May 13, 2020.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2020 and 2019

The following tables summarize our results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019	Change in $	Change in %
Operating expenses:
Research and development	$3,688	$353	$3,335	945%
General and administrative	1,320	331	989	299%
	$5,008	$684

	Nine Months Ended
	September 30, 2020	September 30, 2019
Operating expenses:
Research and development	$6,979	$1,526	$5,453	357%
General and administrative	2,753	974	1,779	183%
In process research and development assets acquired	32,057	—	32,057	N/A
	$41,789	$2,500

Research and Development Expenses

Research and development expenses were $3.7 million for the three months ended September 30, 2020, compared to $0.4 million during the same period in 2019. The increase of $3.3 million was primarily due to an increase of approximately $2.8 million of manufacturing, clinical and regulatory expenses related to the advancement of our FB-401 program and an increase of approximately $0.5 million in payroll and related expenses due to additional research and development headcount in 2020.

Research and development expenses were $7.0 million for the nine months ended September 30, 2020, compared to $1.5 million during the same period in 2019. The increase of $5.5 million was primarily due to an increase of approximately $4.9 million of manufacturing, clinical and regulatory expenses related to advancement of our FB-401 program, and an increase of approximately $0.6 million in payroll and related expenses due to additional research and development headcount in 2020.

General and Administrative Expenses

General and administrative expenses were $1.3 million for the three months ended September 30, 2020 compared to $0.3 million for the same period in 2019. This increase of $1.0 million was primarily due to an increase of approximately $0.5 million in compensation related expenses due to increased headcount during 2020, an increase of $0.4 million in professional fees, and an increase of $0.1 million in insurance and other expenses.

General and administrative expenses were $2.8 million for the nine months ended September 30, 2020 compared to $1.0 million for the same period of 2019. This increase of $1.8 million was primarily due to an increase of $0.9 million in legal and professional expenses, an increase of $0.6 million in compensation expense due to increased headcount during 2020, and an increase of $0.3 million in insurance and other expenses as a result of being a public company.

In-process research and development assets acquired

In connection with the Merger, we recognized a charge of $32.1 million of acquired in-process research and development expenses for assets with no alternative use for the nine months ended September 30, 2020.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. Our net losses were approximately $41.9 million for the nine months ended September 30, 2020, which includes a $32.1 million charge for in-process research and development expenses. As of September 30, 2020, we had an accumulated deficit of approximately $46.9 million. Substantially all of our operating losses, excluding the charge of in-process research and development expenses, resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the clinical development of FB-401. In addition, operating as a SEC registrant may involve the hiring of additional financial and other personnel, upgrading financial information systems, and incurring costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to the timing of clinical development programs.

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

On September 4, 2020, as amended on October 28, 2020, we entered into an “at-the-market” equity offering program (“ATM Facility”) whereby we may from time to time offer and sell shares of our common stock up to an aggregate offering price of $10.0 million during the term of the ATM Facility. We are not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse event. The Company has not issued any common stock under the ATM Facility as of the filing date of this Form 10-Q.

On November 2, 2020, we closed an underwritten public offering of 1,614,035 shares of common stock, which included 210,526 shares sold upon the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $28.50 per share, less the underwriting discounts and commissions, pursuant to our existing shelf registration statement. Including the option exercise, the net proceeds of the offering, after deducting the underwriting discounts and commissions and before other offering expenses were approximately $43 million.

The Company had cash of approximately $20.2 million as of September 30, 2020.  The Company believes that its existing cash, additional capital from the ATM Facility and the recent underwritten public offering on November 2, 2020 which raised net proceeds of approximately $43.0 million after deducting underwriting discounts and commissions, and before other offering expenses, will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q. However, we may not have sufficient funds to reach commercialization and we expect to require substantial additional capital to continue and complete our clinical development activities and fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development, regulatory and commercialization efforts. Failure to raise capital as and when needed, on favorable terms, if at all, would have a negative impact on our financial condition and our ability to develop and commercialize our product candidates.

The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(14,620)	$(2,118)
Investing activities	3,582	(73)
Financing activities	24,274	4,856
Net increase in cash	$13,236	$2,665

Operating Activities

Cash used in operating activities was $14.6 million for the nine months ended September 30, 2020 compared to $2.1 million for the same period of 2019. The increase of $12.5 million was principally due to increases of $7.8 million in manufacturing and clinical activity related to the development of FB-401, our product candidate, additional headcount, professional, legal and other administrative costs, and approximately $4.7 million of legal and professional expenses related to the Merger and Tocagen wind down costs.

Investing activities

Cash provided from investing activities of $3.6 million for the nine months ended September 30, 2020 consisted primarily of cash acquired from the reverse merger with Tocagen, Inc. that closed on June 15, 2020. The cash used in investing activates for the nine months ended September 30, 2019 consists of cash paid for the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities was $24.3 million for the nine months ended September 30, 2020, which was primarily from net proceeds of $24.0 million received from the sale of shares of the company’s common stock and $0.3 million of proceeds received from the exercise of employee stock options. Net cash provided by financing activities for the nine months ended September 30, 2019 of $4.9 million was from net proceeds received from the sale of our preferred stock.

Future Capital Requirements

We have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval and commercialize our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development and manufacturing activities, particularly as we continue the research, development, manufacture and clinical trials of, and seek regulatory approval for FB-401. Immediately prior to the closing of the Merger, we received gross proceeds of $19.4 million from the issuance of our common stock. Immediately after the closing the Merger, we raised gross proceeds of $4.6 million from the issuance of our common stock and in November 2020 we raised net proceeds after deducting underwriting discounts and commissions and before other offering expenses of approximately $43.0 million from the underwritten public offering referenced above. We expect to incur additional costs associated with operating as a SEC registrant. We anticipate that we will need substantial additional funding in connection with our continuing operations.

As of September 30, 2020, we had approximately $20.2 million in cash. On November 2, 2020, the Company issued 1,614,035 shares of its common stock at $28.50 per share pursuant to a public offering. Net proceeds to the Company from the offering were $43.0 million after deducting underwriting discounts and commissions of approximately $3.0 million, and before offering expenses payable by the Company. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we continue to advance FB-401 in the clinic.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Our ability to execute on our business strategy is subject to a number of risks, which are discussed more fully below in this section. You should carefully consider these risks before making an investment in our common stock. These risks include, among others, the following:

•	Forte has incurred net losses in every year since its inception and anticipates that it will continue to incur net losses in the future.
•

Forte will require additional capital to fund its operations and if Forte fails to obtain necessary financing, Forte will not be able to complete the development and commercialization of its product candidate, FB-401.

•	Forte has a limited operating history, which may make it difficult to evaluate its technology and product development capabilities and predict its future performance.
•

If Forte fails to comply with its obligations under the license agreement with the U.S. Department of Health and Human Services, as represented by the National Institute of Allergy and Infectious Diseases (“DHHS”) or otherwise experience disruptions to its business relationship with DHHS, Forte could lose license rights that are important to its business.

•	Forte’s near-term prospects are highly dependent on future revenues from a single product candidate, FB-401, and Forte may be unable to achieve regulatory approval for FB-401 and its commercialization

•

Topical live biotherapeutic is a novel approach and negative perception of any product candidate that Forte develops could adversely affect its ability to conduct its business or obtain regulatory approvals for FB-401.

•

Forte’s initial product candidate targeting atopic dermatitis (“AD”) in adults will require significant additional clinical development before it can seek regulatory approval for and launch a therapeutic product commercially.

•

Clinical development is a lengthy and expensive process, with an uncertain outcome. Forte may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidate.

•

Forte’s planned clinical trials or those of its future collaborators may reveal significant adverse events not seen in its preclinical studies or other clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of its product candidate.

•

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

•	If Forte encounters difficulties enrolling patients in its clinical trials, its clinical development activities could be delayed or otherwise adversely affected.
•

Interim top-line and preliminary data from its clinical trials that Forte announces or publishes from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•	The market opportunities for FB-401 may be limited and its estimates of the incidence and prevalence of its target patient populations may be inaccurate.
•	Forte faces significant competition from other healthcare companies, and its operating results will suffer if Forte fails to compete effectively.
•

Even if FB-401 or any other product candidate that Forte develops receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, consumers and others in the medical or healthcare community necessary for commercial success.

•	Forte will need to grow the size of its organization, and Forte may experience difficulties in managing this growth.
•

If Forte loses key management personnel, or if Forte fails to recruit additional highly skilled personnel, its ability to identify and develop new or next generation product candidate will be impaired, could result in loss of markets or market share and could make Forte less competitive.

•	A variety of risks associated with testing and developing its product candidate internationally could materially adversely affect Forte’s business.
•

Forte currently has no marketing and sales organization and has no experience in marketing products. If Forte is unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell its product candidate, Forte may not be able to generate product revenue.

•

If Forte is unable to obtain and maintain patent protection for any product candidate Forte develops, its competitors could develop and commercialize products or technology similar or identical to Forte’s, and its ability to successfully commercialize any product candidate Forte may develop, and its technology, may be adversely affected.

•

Forte will rely on third parties to conduct its clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, Forte may not be able to obtain regulatory approval of or commercialize any potential product candidate.

•	Forte expects to rely on third parties to manufacture its clinical supply of product candidate, and Forte intends to rely on third parties to produce and process its products, if approved.
•

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

Risks related to Forte’s business, technology and industry

Forte has incurred net losses in every year since its inception and anticipates that it will continue to incur net losses in the future.

Forte is a clinical stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s lead product candidate, FB-401, is currently in clinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte continues to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each period since its inception in 2017. For the years ended December 31, 2019 and 2018, Forte reported net losses of $4.1 million and $0.9 million, respectively. As of September 30, 2020, Forte had an accumulated deficit of $46.9 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its product candidate, FB-401. Forte anticipates that its expenses will increase substantially if, and as, it:

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

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of September 30, 2020, Forte had $20.2 million of cash on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses, capital expenditure requirements through at least twelve months from the issuance date of this Form 10-Q. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete clinical development of FB-401. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB-401 is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

•	failure of third-party contractors, such as contract research organizations (“CROs”), or investigators to comply with regulatory requirements, including Good Clinical Practice (“GCP”)s;

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

Additionally, its Phase 2 clinical trial which commenced in September 2020, is intended to allow it to evaluate the efficacy and safety of FB-401 in reducing AD in adults and pediatrics. It may be challenging to ensure that pediatric or adolescent patients adhere to clinical trial protocols. Forte’s inability to enroll a sufficient number of pediatric patients in a clinical trial could result in significant delays, could require it to abandon one or more clinical trials altogether, could impact its ability to raise additional capital and could delay or prevent its ability to obtain regulatory approvals for FB-401 in pediatric patients. In addition, if Forte is unable to obtain regulatory approval for FB-401 for an indication in pediatric patients, the commercial prospects or viability could be materially harmed, even if Forte obtains regulatory approval for an indication in adult patients.

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

Any positive results from its preclinical studies and clinical trials of its product candidate may not necessarily be predictive of the results from required later clinical trials. Similarly, even if Forte is able to complete any of its current or future clinical trials of FB-401 according to its current development timeline, the positive results from such clinical trials of FB-401 may not be replicated in subsequent clinical trial results.

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

As of September 30, 2020, Forte had 6 full-time employees. As its research, development, manufacturing and commercialization plans and strategies develop, and as Forte continues to transition into operating as a public company following the Merger, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Forte has entered into a services agreement with a third party to handle the manufacturing supply chain for drug substance synthesis for its current and planned future clinical trials. If this manufacturer is unable or unwilling to provide Forte with sufficient quantities of its microbiome candidate to meet its demands or fails to meet its standards of quality or other specification or to achieve drug cGMP compliance, Forte may not be able to locate any alternative suppliers or enter into commercially reasonable agreements with substitute suppliers in a timely manner or at all.

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

The market price of Forte’s common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

•	Forte’s ability to obtain regulatory approvals for its product candidates, and delays or failures to obtain such approvals;

•	failure of any of Forte’s product candidates, if approved, to achieve commercial success;

•	Forte’s failure to maintain its existing third-party license and supply agreements;

•	failure by Forte or its licensors to prosecute, maintain, or enforce its intellectual property rights;

•	changes in laws or regulations applicable to Forte’s product candidates;

•	any inability to obtain adequate supply of Forte’s product candidates or the inability to do so at acceptable prices;

•	adverse regulatory authority decisions;

•	introduction of new products, services or technologies by Forte’s competitors;

•	failure to meet or exceed financial and development projections Forte may provide to the public;

•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by Forte or its competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and Forte’s ability to obtain patent protection for its technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about Forte’s business, or if they issue an adverse or misleading opinion regarding its business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions;

•	sales of Forte’s common stock by Forte or its stockholders in the future;

•	trading volume of Forte’s common stock;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity generally, including with respect to other products and potential products in such markets;

•	the introduction of technological innovations or new therapies that compete with potential products of Forte;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in Forte’s financial results.

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

Following the recently completed Merger, Forte will incur significant legal, accounting and other expenses that the predecessor company of Forte did not incur as a private company, including costs associated with public company reporting requirements. Forte will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new requirements implemented by the SEC and Nasdaq. These rules and regulations are expected to increase Forte’s legal and financial compliance costs and to make some activities more time consuming and costly. For example, Forte’s management team consists of the executive officers of the operating company that survived the Merger prior to the Merger, some of whom have not previously managed and operated a public company. These executive officers and other personnel need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations also may make it difficult and expensive for Forte to obtain and maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for Forte to attract and retain qualified individuals to serve on its board of directors or as executive officers, which may adversely affect investor confidence in and could cause Forte’s business or stock price to suffer.

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

As of September 30, 2020, Forte’s executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*±	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*±	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith.
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

Forte Biosciences, Inc.

Date: November 9, 2020	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)