Form 10-Q
period 2021-03-31
Forte Biosciences, Inc.
filed 2021-05-10
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, the registrant had 13,511,716 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,762	$58,765
Prepaid expenses and other current assets	1,110	1,133
Total current assets	55,872	59,898
Property and equipment, net	83	97
Other assets	1,113	1,244
Total assets	$57,068	$61,239

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$1,206	$1,240
Accrued liabilities	1,164	1,019
Total current liabilities	2,370	2,259

Commitments and contingencies (Note 5)
Series A Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2021 (unaudited) and December 31, 2020; aggregate liquidation preference of $0 at March 31, 2021 (unaudited) and December 31, 2020	—	—
Stockholders’ equity (deficit):
Common stock, $0.001 par value: 200,000,000 shares authorized as of March 31, 2021 (unaudited) and December 31, 2020; 13,511,716 and 12,830,598 shares issued and outstanding at March 31, 2021 (unaudited) and December 31, 2020, respectively	13	13
Additional paid-in capital	110,946	110,424
Accumulated deficit	(56,261)	(51,457)
Total stockholders’ equity:	54,698	58,980
Total liabilities, convertible preferred stock and stockholders’ equity	$57,068	$61,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating expenses:
Research and development	$3,322	$1,354
General and administrative	1,419	673
Total operating expenses	4,741	2,027
Loss from operations	(4,741)	(2,027)
Other expenses, net	(63)	(23)
Net loss	$(4,804)	$(2,050)
Per share information:
Net loss per share - basic and diluted	$(0.36)	$(0.97)
Weighted average shares outstanding, basic and diluted	13,252,921	2,115,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

	Series A				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2019	3,177,744	$10,515	2,108,266	$2	$199	$(4,970)	$(4,769)
Exercise of employee stock options	—	—	52,706	—	45	—	45
Stock based compensation	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(2,050)	(2,050)
Balance — March 31, 2020	3,177,744	$10,515	2,160,972	$2	$246	$(7,020)	$(6,772)

Balance — December 31, 2020	—	$—	12,830,598	$13	$110,424	$(51,457)	$58,980
Exercise of stock options	—	—	7,655	—	27	—	27
Stock based compensation	—	—	—	—	495	—	495
Cashless exercises of warrants			673,463	—	—	—	—
Net loss	—	—	—	—	—	(4,804)	(4,804)
Balance — March 31, 2021	—	$—	13,511,716	$13	$110,946	$(56,261)	$54,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(4,804)	$(2,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14	13
Stock based compensation expense	495	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	154	(275)
Accounts payable	(34)	(900)
Accrued liabilities	145	345
Net cash used in operating activities	(4,030)	(2,865)
Cash flows from financing activities:
Proceeds from exercise of stock options	27	45
Net cash provided by financing activities	27	45
Net decrease in cash and cash equivalents	(4,003)	(2,820)
Cash and cash equivalents — beginning of period	58,765	6,939
Cash and cash equivalents — end of period	$54,762	$4,119

Non-cash investing and financing activities:
Unpaid merger costs	$—	$291

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com), together with its subsidiaries, referred to herein as the “Company”, is a clinical-stage biopharmaceutical company focused on advancing its clinical program and developing a live biotherapeutic for the treatment of inflammatory skin diseases with an initial focus on atopic dermatitis.  There is a particular need for safe and effective therapies for pediatric atopic dermatitis patients. The Company entered into a business combination (“Merger”) between Forte Subsidiary, Inc. (“Forte Subsidiary”) a private entity, and Tocagen, Inc. (“Tocagen”), a publicly traded biotechnology company. The Merger closed on June 15, 2020, in which Telluride Merger Sub, Inc., a wholly-owned subsidiary of Tocagen, merged with and into Forte Subsidiary, with Forte Subsidiary surviving the Merger as a wholly-owned subsidiary of Tocagen. Immediately prior to the closing of the Merger, the shares of Tocagen common stock were adjusted with a reverse split ratio of 1‑for‑15. At the closing of the Merger, each share of Forte Subsidiary common stock outstanding immediately prior to the Merger was converted into the right to receive approximately 3.1624 shares of Tocagen common stock (before giving effect to the reverse split).  All share and per share amounts have been retrospectively adjusted to give effect to the exchange of Forte Subsidiary common stock and the reverse split of Tocagen common stock. The par value per share of our capital stock was not adjusted as a result of the stock split. Immediately prior to the closing of the Merger, Tocagen changed its name to Forte Biosciences, Inc. The Company’s common stock is traded on the Nasdaq stock exchange under the ticker symbol “FBRX.” Immediately following the Merger, the former Forte Subsidiary and Tocagen security holders owned approximately 84.7% and 15.3% of the number of shares of the Company’s common stock, respectively.

Prior to the Merger, Forte Subsidiary was incorporated as Forte Biosciences, Inc. under the laws of the State of Delaware on May 3, 2017 as a privately-held company.  Forte Biosciences, Inc. was renamed Forte Subsidiary, Inc. in connection with the Merger.

The Merger was accounted for as a reverse asset acquisition. Forte Subsidiary is deemed to be the accounting acquirer for accounting purposes and Tocagen the accounting acquiree (Note 4). Accordingly, for accounting purposes: (i) the Merger was treated as the equivalent of Forte Subsidiary issuing stock to acquire the net assets of Tocagen, (ii) the transaction price was allocated over the acquired Tocagen net assets based upon their relative fair value at the time of closing, (iii) the reported historical operating results of the combined company prior to the Merger are those of Forte Subsidiary and not of Tocagen, and (iv) for periods prior to the transaction, shareholders’ authorized capital of the combined company is presented using the historical authorized capital of Tocagen.

 On February 12, 2021, the Company incorporated Forte Biosciences Emerald Limited in Dublin, Ireland, for the purpose of potentially undertaking clinical trials in the European Union.

Liquidity and Risks

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. As of March 31, 2021, the Company had an accumulated deficit of $56.3 million. The Company used $4.0 million of cash in operating activities during the three months ended March 31, 2021. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

The Company had cash and cash equivalents of approximately $54.8 million as of March 31, 2021.   The Company’s cash and cash equivalents are held at financial institutions and exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q.

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

The pandemic caused by outbreaks of new strains of coronaviruses, or COVID-19 and its variants, has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect the Company’s operations. The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on its operations, financial position, results of operations and cash flows during the remainder of 2021.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with its audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2020 included in the Company’s Form 10-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2021. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”), and the rules and regulations of the US Securities and Exchange Commission (“SEC”).

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Forte Subsidiary, Inc and Forte Biosciences Emerald Limited. All intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of money market funds and US Treasury bills.  Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  There is a three-level hierarch that prioritizes the inputs used in determining fair value by their reliability and preferred use as follows:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Valuations based on quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Valuations based on inputs that are both significant to the fair value measurements and unobservable.

To the extent that a valuation is based on models or inputs that are less observable, or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized within Level 3.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

There have been no significant changes to the valuation methods utilized by the Company during the periods presented.  There have been no transfers between Level 1, Level 2, and Level 3 in any periods presented.

The carrying amounts of financial instruments consisting of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities included in the Company’s financial statements, are reasonable estimates of fair value, primarily due to their short maturities.

Our available-for-sale cash equivalents, which consist of $5.0 million in U.S. Treasury bills as of March 31, 2021, are considered to be Level 2 valuations.  The fair value of Level 2 financial assets is determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities.  In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. Significant management estimates that affect the reported amounts of assets and liabilities include useful lives of property and equipment, stock-based compensation, accruals for clinical trials and drug manufacturing and deferred tax assets. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Acquired In-Process Research and Development Expense

The Company acquired in-process research and development assets in connection with its Merger with Tocagen. As the acquired in-process research and development assets were deemed to have no current or alternative future use, an expense of $32.1 million was recognized in the condensed consolidated statements of operations upon closing of the Merger on June 15, 2020.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded through March 31, 2021.

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

Drug manufacturing and clinical trial costs are a component of research and development expenses. The Company expenses costs for its drug manufacturing activities performed by Contract Manufacturing Organizations (“CMOs”) and preclinical and clinical trial costs performed by Contract Research Organizations (“CROs”) and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company uses information it receives from internal personnel and outside service providers to estimate the percentage of completion and therefore the expense to be incurred.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the period. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses. For the three months ended March 31, 2021 and 2020, the comprehensive loss was equal to the net loss.

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

	Three Months Ended
	March 31, 2021	March 31, 2020
Options	1,119,841	532,337
Convertible preferred stock	—	3,177,744
Warrants	1,778,122	—
Total	2,897,963	3,710,081

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“ASC 740”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this ASU as of January 1, 2021 and the adoption did not have a material impact on its financial position or results of operations.

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2021 and December 31, 2020 consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid manufacturing and clinical expenses	$572	$488
Prepaid insurance	295	395
Prepaid license	75	100
Prepaid taxes	24	74
Other	144	76
Total Prepaid Expenses and Other Current Assets	$1,110	$1,133

Other Assets

Other assets as of March 31, 2021 and December 31, 2020 consist of the following (in thousands).

	March 31, 2021	December 31, 2020
Prepaid insurance	$811	$861
Deposits for manufacturing components	—	82
Prepaid offering costs	289	289
Other	13	12
Total Other Assets	$1,113	$1,244

Accrued Liabilities

Accrued liabilities as of March 31, 2021 and December 31, 2020 consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued legal and professional fees	$120	$86
Accrued manufacturing and clinical expenses	542	237
Accrued compensation	489	646
Other	13	50
Total Accrued Liabilities	$1,164	$1,019

4. Merger

On June 15, 2020, the Company completed the Merger (see Note 1). The Merger was accounted for as a reverse asset acquisition as Tocagen did not meet the definition of a business pursuant to Topic 805, Business Combinations, as Tocagen did not have the ability to create output, and substantially all of its fair value was concentrated in cash and in-process research and development (“IPR&D”) assets. Forte Subsidiary is deemed to be the acquirer for accounting purposes because immediately following the merger: (i) Forte Subsidiary stockholders owned a substantial majority of the voting rights of the combined company; (ii) Forte Subsidiary designated a majority of the initial members of the board of directors of the combined company; and (iii) Forte Subsidiary’s senior management held all key positions of the combined company and no employees were retained from Tocagen. Accordingly, for accounting purposes: (i) the Merger has been treated as the equivalent of Forte Subsidiary issuing stock to acquire the net assets of Tocagen, (ii) the transaction price has been allocated over the acquired Tocagen net assets based upon their relative fair value at the time of closing, (iii) the reported historical operating results of the combined company prior to the Merger are those of Forte Subsidiary, and (iv) for periods prior to the transaction, shareholders’ authorized capital of the combined company is presented using the historical authorized capital of Tocagen.

The following summarizes the estimated fair value of the assets and liabilities acquired on June 15, 2020, the date of the Merger (in thousands):

Cash	$2,997
Restricted cash	586
Prepaid and other assets	1,257
In-process research and development	32,057
Accounts payable and accrued expenses assumed	(3,916)
Purchase price	$32,981

The estimated fair value of total consideration given was $33.0 million based on 1,594,670 shares of Tocagen common stock, 61,406 vested restricted stock awards and in-the-money options to purchase 26,968 shares of common stock of Tocagen outstanding immediately prior to the Merger date, multiplied by the Tocagen closing stock price of $18.90 on the date of the Merger, and transaction costs of approximately $1.2 million. The fair value of the IPR&D assets is expensed as a charge in the condensed consolidated statements of operations on the Merger date of June 15, 2020 as there was no alternative use to these assets.

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

License to Patented Technology

In December 2017, the Company entered into an exclusive license agreement with the Department of Health and Human Services (“DHHS”). Under the agreement, the DHHS granted the Company an exclusive, sublicensable, worldwide license to certain patent rights under which the Company may develop and commercialize pharmaceutical and biological compositions comprising Gram-negative bacteria for the topical treatment of dermatological diseases and conditions (the “DHHS License”). Under the DHHS License, the Company is obligated to meet certain development benchmarks within certain time periods. If the Company is unable to meet any of these development benchmarks, the DHHS could terminate the license. In addition, the DHHS may terminate or modify the DHHS License in the event of a material breach or upon certain insolvency events that remain uncured following a 90 day written notice of such material breach or insolvency event. The DHHS also has the right to require the Company to grant mandatory sublicenses to patent rights licensed from the DHHS to product candidates covered by other DHHS licenses under certain specified circumstances, including if it is necessary to meet health and safety needs or to meet requirements for public use as specified by federal regulations that the Company is not reasonably satisfying.

Under the DHHS License, as amended in May 2020, the Company was obligated to pay the DHHS a minimum annual payment of $20,000 for 2020, which increased to $100,000 beginning January 1, 2021. The Company is required to reimburse the DHHS for certain patent-related expenses and may also be obligated to make payments to the DHHS based upon achieving specified development and regulatory milestones for the first licensed product. Such development milestone payments are the completion of patient enrollment in a phase 3 clinical trial and the completion of a phase 3 clinical trial demonstrating a statistically significant efficacy benefit. The regulatory milestones are the receipt of the first FDA approval and the first non-USA regulatory agency approval. In addition, to the extent licensed products are approved for commercial sale, the Company is also obligated to pay the DHHS royalties based on net sales of licensed products sold by the Company and if applicable, its sublicensees. No milestones have been met as of March 31, 2021.

The Company incurred $25,000 and $5,000 in minimum royalty expenses for the three months ended March 31, 2021 and 2020, respectively.

 Lease Agreement

In April 2019, the Company entered into a lease agreement for certain office and laboratory space in Torrance, California. The lease agreement is cancellable by the Company at any time with a 30-day notice.  The Company recorded a net rent credit of $14,000 for the three months ended March 31, 2021 as a result of a refund for operating expense adjustments. Total rent expense for three months ended March 31, 2020 was $8,000.

Clinical Supply Agreements

The Company has entered into various agreements with CMOs for the manufacture of clinical trial materials and CROs for clinical trial services. These agreements provide the terms and conditions under which the CMOs and CROs will formulate, fill, inspect, package, label and test the Company’s drug product candidate, FB-401. The estimated remaining commitment as of March 31, 2021 under these agreements was approximately $39,000.

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

Common Stock

In connection with the Merger, the Company issued 3,804,817 shares of its common stock, and warrants to purchase 2,752,546 shares of the Company’s common stock at an exercise price of $10.56 per share, for net proceeds of $19.4 million. In addition, on June 16, 2020, the Company issued an additional 411,112 shares of common stock for net proceeds of $4.6 million.  In February 2021, warrants to purchase 978,858 shares of common stock were exercised on a cashless basis resulting in 673,463 shares being issued.

Warrants to purchase 4,434 shares of the Company’s common stock at an exercise price of $140.25 per share which were previously issued by Tocagen, survived the Merger and remained outstanding as of March 31, 2021.

On September 4, 2020, the Company entered into an “at-the-market” equity offering program (“ATM Facility”), as amended on October 28, 2020, whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $10.0 million during the term of the ATM Facility. The Company is not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. The Company has agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. The Company has not issued any shares of common stock under the ATM Facility through the filing date of this Form 10-Q.

On November 2, 2020, the Company completed a public offering of 1,614,035 shares of its common stock at $28.50 per share, which includes the over-allotment option exercised by the underwriters to purchase an additional 210,526 shares. Total net proceeds were $42.7 million after deducting underwriting discounts and other offering expenses of approximately $3.3 million.

7. Stock-Based Compensation

Equity Plans

In December 2018, Forte Subsidiary adopted the 2018 Equity Incentive Plan (the “2018 Incentive Plan”). The terms and conditions of stock-based awards were defined at the sole discretion of the Forte Subsidiary’s Board of Directors. Service-based awards vesting over a defined period of service and performance-based awards that vest upon the achievement of defined conditions have been issued under the 2018 Incentive Plan. Service-based awards generally vest over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. Stock options granted under the 2018 Incentive Plan expire ten years from the date of grant and the exercise price must be at least equal to the fair market value of common stock on the grant date. In connection with the Merger, all outstanding options under the 2018 Incentive Plan were exchanged into options to purchase common stock of Tocagen, which changed its name to Forte Biosciences Inc. upon the closing of the Merger.  Subsequent to the Merger, the 2018 Incentive Plan was frozen and no more stock-based awards will be granted from that plan.

In connection with the Merger, the Company assumed Tocagen’s 2017 Equity Incentive Plan, which was effective on April 12, 2017, was subsequently amended on September 30, 2018 and further amended on February 12, 2019 (the “2017 Plan”). The 2017 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Subsequent to the Merger, service-based awards generally vested over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period. As of March 31, 2021, there were 493,086 options available for issuance under the 2017 Plan.

Immediately upon closing of the Merger, 61,406 restricted stock awards and stock options to purchase 26,968 shares of common stock granted under the 2017 Plan prior to the Merger became fully vested in consideration for pre-merger services provided to Tocagen.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 500,000 shares for future grants under the 2020 Inducement Plan. As of March 31, 2021, there were 225,000 options available for issuance under the 2020 Inducement Plan.

Stock Options

The risk-free interest rate valuation assumption for options is based on the U.S. Treasury yield curve rate at the date of grant with a maturity approximating the expected term of the option.

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

The weighted average grant-date fair value of stock options granted in the three months ended March 31, 2021 and 2020 was $22.89 and $0.16, respectively. The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three months ended March 31, 2021	Three months ended March 31, 2020
Fair value of common stock	$36.94	$0.25
Risk-free interest rate	0.66%	1.31%
Dividend yield	0.00%	0.00%
Expected term of options (years)	6.08	6.08
Volatility	70.0%	70.0%

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 were (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Research and development	$304	$2
General and administrative	191	—
Total	$495	$2

As of March 31, 2021, there was unrecognized stock-based compensation expense related to stock options with service conditions of $7.3 million, which is expected to be recognized over a weighted-average period of 3.26 years. Total unrecognized stock-based compensation related to stock options with performance conditions was approximately $233,000, which is expected to be recognized if and when performance conditions become probable. The table below summarizes the stock option activity during the three months ended March 31, 2021:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,123,496	$11.72	8.85	$27,800
Granted	84,000	$36.94
Exercised	(7,655)	$3.57		$220
Forfeited/Cancelled	(80,000)	$22.19
Outstanding at March 31, 2021	1,119,841	$12.92	8.65	$24,376
Vested and expected to vest at March 31, 2021	1,119,841	$12.92	8.65	$24,376
Exercisable at March 31, 2021	87,803	$10.22	8.49	$2,112

The aggregate intrinsic value of options at March 31, 2021 is based on the Company’s fair value of its stock price on that date of $34.27 per share.

There were no restricted stock units granted or vested during the three months ended March 31, 2021. As of March 31, 2021, there were 20,000 unvested restricted stock units outstanding with an unrecognized stock-based compensation expense of approximately $0.3 million to be recognized over 3.21 years.

8. Related Party Transactions

For the three months ended March 31, 2021, there were no material related party transactions. Two members of the Company’s board of directors received cash payments of $22,000 for scientific consulting services during the three months ended March 31, 2020.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements of Forte Biosciences, Inc.  (“Forte”, “we”, “our”) and the accompanying notes appearing in our Form 10-K as filed with the Securities and Exchange Commission, or SEC, on March 16, 2021. This discussion of the financial condition and results of operations regarding matters that are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Act of 1995 and, known as the PSLRA.  These include statements regarding management’s intention, plans, beliefs, expectations or forecasts for the future, and, therefore, you are cautioned not to place undue reliance on them.  No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by law.  We use words such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and similar expressions to identify these forward-looking statements that are intended to be covered by the safe-harbor provisions of the PSLRA.

Such forward-looking statements are based on our expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements due to a number of factors, including, but not limited to, risks relating to the sufficiency of the Company’s cash balance to fund the Company’s activities, and the expectations with respect thereto; the business and prospects of the Company; Forte’s plans to develop and potentially commercialize its product candidates, including FB-401; the timing of initiation of Forte’s planned clinical trials; the timing of the availability of data from Forte’s clinical trials; the timing of any planned investigational new drug application or new drug application; Forte’s plans to research, develop and commercialize its current and future product candidates; Forte’s ability to successfully enter into collaborations, and to fulfill its obligations under any such collaboration agreements; the clinical utility, potential benefits and market acceptance of Forte’s product candidates; Forte’s commercialization, marketing and manufacturing capabilities and strategy; Forte’s ability to identify additional products or product candidates with significant commercial potential; developments and projections relating to Forte’s competitors and its industry; the impact of government laws and regulations; Forte’s ability to protect its intellectual property position; Forte’s estimates regarding future revenue, expenses, capital requirements and need for additional financing; and the impact of COVID-19 on the Company, the Company’s industry or the economy generally.

The known risks and uncertainties are described in detail under the caption “Risk Factors” and elsewhere in this Form 10-Q and our Form 10-K filed with the SEC on March 16, 2021. Forward-looking statements included in this Form 10-Q are based on information available to Forte as of the date of this Form 10-Q. Accordingly, our actual results may materially differ from our current expectations, estimates and projections. Forte undertakes no obligation to update such forward-looking statements to reflect events or circumstances after the date of this presentation.

Overview

Forte Biosciences, Inc. and its subsidiaries (www.fortebiorx.com) (“Forte”, “we”, “our”) is a clinical-stage biopharmaceutical company focused on advancing through clinical trials our lead product candidate, FB-401, which is a live biotherapeutic for the treatment of inflammatory skin diseases, including pediatric and adult patients with atopic dermatitis (“AD”). There is currently a significant unmet need for safe and effective therapies for pediatric atopic dermatitis patients. FB401 was developed in collaboration with the National Institutes of Health (“NIH”), and the National Institute of Allergy and Infectious Diseases (“NIAID”).

On June 15, 2020, Forte completed a business combination (“Merger”) with Tocagen, Inc. (“Tocagen”), a publicly traded biotechnology company, with Forte being the surviving business. As part of the Merger, the then outstanding Tocagen common stock was adjusted with a reverse split ratio of 1-for-15 and each share of Forte’s common stock was converted into the right to receive approximately 3.1624 shares of Tocagen common stock (prior to giving effect to the reverse split).  Immediately prior to the closing of the Merger, the Tocagen legal entity that survived the Merger changed its name to Forte Biosciences, Inc. Our common stock is publicly traded on the

Nasdaq Capital Market under the ticker symbol FBRX. Prior to the Merger, Forte was a privately held company incorporated in Delaware on May 3, 2017.

On September 4, 2020, we entered into an “at-the-market” equity offering program (“ATM Facility”), as amended on October 28, 2020, whereby we may from time to time offer and sell shares of our common stock up to an aggregate offering price of $10,000,000 during the term of the ATM Facility. We are not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse event. As of the filing date of this Form 10-Q, we have not issued any common stock under the ATM Facility.

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

FB-401

We are developing a new approach to treating inflammatory skin disease using a topical live biotherapeutic, FB-401, which consists of three therapeutic strains of a commensal Gram-negative bacteria, Roseomonas mucosa, that were specifically selected for their impact on key parameters of inflammatory skin disease. Genetic-based microbiome identification revealed significant differences in the Gram-negative skin biome between AD patients and healthy volunteers. Over 50% of AD patients did not have any culturable Gram-negative flora. Our extensive preclinical and mechanism of action data demonstrate that FB-401 improves AD disease parameters by driving tissue repair and anti-inflammation as well as potentially suppressing harmful bacteria like S. aureus. Specifically, Forte believes that FB-401:

•	drives immune pathways that are defective;
•	potentially suppresses S. aureus growth; and

•	improves skin barrier function.

To date, a Phase 1/2a study has been completed with pediatric and adult patients 3 years of age and older, demonstrating significant reduction in AD disease and pruritus (severe itch), as well as control of S. aureus while tapering or eliminating steroid use. The phase 1/2a trial data demonstrated good tolerability as well as significant and consistent activity with patients with mild, moderate and severe disease, across age groups including pediatrics and adults, and across key endpoints including Eczema Activity and Severity Index (“EASI”), SCORAD and pruritus.

Specifically, in the 20 pediatric subjects, FB-401 demonstrated a nearly 80% improvement from baseline in AD disease activity as measured by EASI and that effect was durable for between 3 and 8 months after stopping therapy.  The proportion of patients that achieved at least a 50% improvement in disease, or EASI 50, was 90%, while EASI 75 was achieved by 70% of the patients and EASI 90 was achieved by 30% of the patients.  In the subgroup of moderate to severe patients, 100% achieved EASI 50, nearly 90% achieved EASI 75 and a third achieved EASI 90.  The completed phase 1/2a trial data has been published in Science Translational Medicine.

In September 2020, Forte initiated a multi-center, placebo-controlled and double-blinded clinical trial of FB-401 which was expected to enroll approximately 124 adolescent and adult AD subjects and healthy volunteers aged 2 years of age and older. Enrollment was completed with 154 subjects in March 2021. For additional information about the trial, see ClinicalTrials.gov using the identifier NCT04504279.

In October 2020, the U.S. Food and Drug Administration (“FDA”) granted Fast Track Designation to FB-401 for the treatment of AD.

Intellectual Property

We have eleven U.S. patents which provide extensive protection covering the composition and method of use of our Gram-negative bacteria technology which is focused on inflammatory skin conditions.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist primarily of salaries and benefits of research and development personnel and costs related to research activities, preclinical studies, clinical trials and drug manufacturing. Non-refundable advance payments for goods or services that will be used in future research and development activities are deferred and capitalized and are only expensed when the goods have been received or when the service has been performed rather than when the payment is made.

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

We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing regulatory, research and development activities, initiate new clinical trials and build our pipeline. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.  Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of our clinical trials, and as a result, the actual costs to complete our planned clinical trials may exceed the expected costs.

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees for legal, auditing, tax and business consulting services, personnel expenses and travel costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities. In addition, we expect to incur significant additional costs associated with being a SEC registrant such as increases in legal fees, costs associated with Sarbanes-Oxley compliance, accounting fees, directors’ and officers’ liability insurance premiums, and other expenses.

Acquired In-Process Research and Development Expense

The Company acquired in-process research and development assets in connection with its Merger with Tocagen. As the acquired in-process research and development assets were deemed to have no current or alternative future use, an expense of $32.1 million was recognized in the condensed consolidated statements of operations on the Merger date of June 15, 2020.

Other Expenses, net

Other Expenses, net consists of foreign exchange gains or losses and franchise taxes, partially offset by interest earned on our cash and cash equivalents balances.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended March 31, 2021 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2021.

COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, or COVID-19 and its variants, has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our operations. We are actively monitoring the impact of COVID-19 and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on us cannot currently be predicted. We will continue to evaluate the impact that these events could have on our operations, financial position, and the results of operations and cash flows during the remainder of fiscal year 2021.

Results of Operations

Comparison of Three months ended March 31, 2021 and 2020

The following tables summarize our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020	Change in $
Operating expenses:
Research and development	$3,322	$1,354	$1,968
General and administrative	1,419	673	746
Total operating expenses	4,741	2,027	2,714
Other expenses, net	63	23	40
Net loss	$4,804	$2,050	$2,754

Research and Development Expenses

Research and development expenses were $3.3 million for the three months ended March 31, 2021 compared to $1.4 million during the same period in 2020. The increase of $1.9 million was primarily due to a net increase of approximately $0.9 million of manufacturing, clinical, regulatory and other expenses as we advanced our FB-401 program through US FDA clinical trials, and an increase of approximately $1.0 million in payroll and related expenses including stock-based compensation expense. We expect our research and development expenses to increase substantially during the next few years as we continue to advance FB-401 through US FDA clinical trials and possibly initiate additional trials.

General and Administrative Expenses

General and administrative expenses were $1.4 million for the three months ended March 31, 2021 compared to $0.7 million for the same period in 2020. This increase of $0.7 million was primarily due to an increase of approximately $0.5 million in payroll and related expenses including stock-based compensation expense as we expanded our headcount and an increase of approximately $0.2 million in legal, professional, insurance and other expenses as a result of being a public company. We expect our general and administrative expenses to increase substantially during the next few years as a result of staff expansion, higher insurance premiums, increased legal, accounting and other compliance costs associated with operating and scaling a public company.

Other Expense, net

The increase in other expenses, net of approximately $40,000 was primarily due to foreign currency transaction losses related to contracts denominated in currencies other than the U.S. dollar as a result of differences between the exchange rates on the billing and payment dates.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or out-licenses. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was approximately $4.8 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of approximately $56.3 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the clinical development of FB-401. In addition, operating as a SEC registrant may involve the hiring of additional financial and other personnel, upgrading financial information systems, and incurring costs associated with operating and scaling a public company. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to the timing of clinical development programs.

Prior to the closing of the Merger, we had raised net cash proceeds of approximately $9.9 million in a Series A financing round from private placements of preferred stock. In connection with the Merger, we issued 3,804,817 shares of our common stock and warrants to purchase 2,752,546 shares of our common stock (in each case, after giving effect to the exchange ratio and reverse split contemplated by the Merger) for net proceeds of $19.4 million. In addition, on June 16, 2020, we issued an additional 411,112 shares of common stock for net proceeds of $4.6 million.

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

We had cash and cash equivalents of approximately $54.8 million as of March 31, 2021. We believe that our existing cash and cash equivalents will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Form 10-Q.

Future Capital Requirements

We have not generated any revenue from product sales or from out-licensing. We do not know when, or if, we will generate any revenue. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval and commercialize our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development and manufacturing activities, particularly as we continue the research, development, manufacturing and clinical trials of, and seek regulatory approval for FB-401. We expect to incur additional costs associated with operating as a SEC registrant. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we continue to advance FB-401 in the clinic.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•	the terms and timing of any strategic alliance, licensing and other arrangements that we may establish;
•	the initiation and progress of our ongoing clinical trials for our product candidates;
•	the number of programs we pursue;
•	the outcome, timing and cost of regulatory approvals;
•	the cost and timing of hiring new employees to support our continued growth;
•	the costs involved in patent filing, prosecution, and enforcement; and
•	the costs and timing of having clinical supplies of our product candidates manufactured.

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

See the “Risk Factors” section on this Form 10-Q for additional risks associated with our substantial capital requirements.

The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net cash (used in) provided by:
Operating activities	$(4,030)	$(2,865)
Financing activities	27	45
Net decrease in cash and cash equivalents	$(4,003)	$(2,820)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $4.0 million and consisted primarily of a net loss of $4.8 million adjusted for non-cash items primarily related to stock-based compensation of $0.5 million and decreases in net operating assets of $0.3 million.

Net cash used in operating activities for the three months ended March 31, 2020 was $2.9 million and consisted primarily of a net loss of $ $2.1 million, and increases in net operating assets of $0.8 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 and 2020 was from proceeds received from exercise of stock options.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

•

Positive results from early preclinical studies and clinical trials of FB-401 are not necessarily predictive of the results of any future clinical trials of Forte’s product candidates. If Forte cannot replicate the positive results from its earlier preclinical studies and clinical trials of its product candidate in its future clinical trials, Forte may be unable to successfully develop, obtain regulatory approval for and commercialize its product candidate.

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

•	The market opportunities for FB-401 may be limited and Forte’s estimates of the incidence and prevalence of its target patient populations may be inaccurate.
•	Forte faces significant competition from other healthcare companies, and its operating results will suffer if Forte fails to compete effectively.
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

•	A variety of risks associated with public health threats and epidemics, including the COVID-19 pandemic and related public health emergency could materially adversely affect Forte’s business.

Risks related to Forte’s business, technology and industry

Forte has incurred net losses in every year since its inception and anticipates that it will continue to incur net losses in the future.

Forte is a clinical stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s lead product candidate, FB-401, is currently in clinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte continues to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each period since its inception in 2017. For the three months ended March 31, 2021, Forte reported a net loss of $4.8 million. For the year ended December 31, 2020, Forte reported a net loss of $46.5 million, which includes a $32.1 million charge for in-process research and development expenses. As of March 31, 2021, Forte had an accumulated deficit of $56.3 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its product candidate, FB-401. Forte anticipates that its expenses will increase substantially if, and as, it:

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

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of March 31, 2021, Forte had $54.8 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses, capital expenditure requirements through at least twelve months from the issuance date of this Form 10-Q. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB-401. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB-401 is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Positive results from early preclinical studies and clinical trials of FB-401 are not necessarily predictive of the results of any future clinical trials of Forte’s product candidates. If Forte cannot replicate the positive results from its earlier preclinical studies and clinical trials of its product candidate in its future clinical trials, Forte may be unable to successfully develop, obtain regulatory approval for and commercialize its product candidate.

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

COVID-19, the infectious disease caused by the most recently discovered coronavirus, and its variants have spread to most countries across the world, including all 50 states within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. While the extent of the impact of the COVID-19 pandemic on Forte’s business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a negative impact on its business, financial condition and operating results. Due to the global pandemic impacting the United States, its clinical trial recruiting and participants could also be slowed or delayed, or in a more severe scenario, its business, financial condition and operating results could be more severely affected. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to Forte’s business as a result of the COVID-19 pandemic is difficult to predict, which may increase its costs or expenses.

Forte will need to grow the size of its organization, and may experience difficulties in managing this growth.

As of April 30, 2021, Forte had 9 full-time employees. As its research, development, manufacturing and commercialization plans and strategies develop, and as Forte continues to transition into operating as a public company following the Merger, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political actions, including war, terrorism and public health crises, such as COVID-19 and its variants.

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

Comprehensive tax reform legislation could adversely affect Forte’s business and financial condition.

Recent changes to U.S. tax laws, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of Forte’s business and financial condition. For example, on December 22, 2017, former President Trump signed into law the Tax Act, that significantly reforms the Code. The Tax Act, among other things, contains significant changes to corporate taxation, including changes to U.S. federal tax rates, limitation of the tax deduction for interest expense, and the modification and repeal of many business deductions and credits (including the reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). The new presidential administration and Congress could make changes to existing tax law, including an increase in the corporate and other tax rates. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently considered changes to existing tax law that could adversely affect Forte’s financial condition and results of operations.

Forte’s ability to use net operating losses and research and development credits to offset future taxable income or tax liability may be subject to certain limitations.

As of December 31, 2020, Forte has federal net operating loss carryforwards of $256.5 million, of which $136.6 million begin expiring in 2028 unless previously utilized and $120.0 million that do not expire but are limited to 80% of taxable income in a given year. Forte has state net operating loss carryforwards of $269.1 million that begin to expire in 2027 unless utilized. These NOL carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Forte’s existing NOL carryforwards may be subject to limitations arising from previous ownership changes, and if Forte undergo an ownership change in connection with or after the Merger, its ability to utilize NOL carryforwards could be further limited by Section 382. In addition, future changes in its stock ownership, many of which are outside of its control, could result in an ownership change under Sections 382. Forte’s NOL carryforwards may also be impaired under state law. Accordingly, Forte may not be able to utilize a material portion of its NOL carryforwards. Furthermore, its ability to utilize its NOL carryforwards is conditioned upon its attaining profitability and generating U.S. federal and state taxable income. As described above, Forte has incurred significant net losses since its inception and anticipates that Forte will continue to incur significant losses for the foreseeable future; and therefore, Forte does not know whether or when Forte will generate the U.S. federal or state taxable income necessary to utilize its NOL carryforwards that are subject to limitation by Sections 382.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require Forte to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of its products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if Forte obtains coverage for a given product, the resulting reimbursement payment rates might not be adequate for Forte to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidate. Patients are unlikely to use its product candidate unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of Forte’s product candidate. Because its product candidate may have a higher cost of goods than conventional therapies, and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for Forte to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for its product candidate.

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

Additionally, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. Forte has direct or indirect interactions with officials and employees of government agencies or government-

affiliated hospitals, universities, and other organizations. Forte also expects its non-U.S. activities to increase in time. Forte plans to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and Forte can be held liable for the corrupt or other illegal activities of its personnel, agents, or partners, even if Forte do not explicitly authorize or have prior knowledge of such activities.

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

Forte may not be successful in maintaining or obtaining, through acquisitions, in-licenses or otherwise, necessary rights to its product candidate or other technologies.

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

Forte’s manufacturing process may be susceptible to manufacturing issues associated with interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral or other contaminations are discovered in Forte’s product candidate or in the manufacturing facilities in which its product candidate are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. Further, as product candidates are developed through preclinical to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause its product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials. Further, changes made to its manufacturing process will require prior approval by the FDA, which can delay Forte’s clinical trials and regulatory approval of its product candidates.

Although Forte continues to optimize its manufacturing process for its product candidate, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of reagents and/or raw materials. Forte ultimately may not be successful in transferring its production system from its contract manufacturer to any manufacturing facilities Forte establishes itself, or its contract manufacturer may not have the necessary capabilities to complete the implementation and development process. If Forte is unable to adequately validate or scale-up the manufacturing process for its product candidate with its current manufacturer, Forte will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If Forte is able to adequately validate and scale-up the manufacturing process for its product candidates with a contract manufacturer, Forte will still need to negotiate with such contract manufacturer an agreement for commercial supply, and it is not certain Forte will be able to come to agreement on terms acceptable to it. As a result, Forte may ultimately be unable to reduce the cost of goods for its product candidates to levels that will allow for an attractive return on investment if and when that product candidates is commercialized upon approval.

The manufacturing process for any products that Forte may develop is subject to the FDA and foreign regulatory authority approval process, and Forte will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If Forte or its CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, Forte may not obtain or maintain the approvals Forte needs to commercialize such products. Even if Forte obtains regulatory approval for any of its product candidates, there is no assurance that either Forte or its CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of its product candidates, impair commercialization efforts, increase Forte’s cost of goods, and have an adverse effect on its business, financial condition, results of operations and growth prospects. Forte’s future success depends on its ability to manufacture its products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on its business, financial condition, and results of operations. In addition, Forte could incur higher manufacturing costs if manufacturing processes or standards change, and Forte could need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures. Specifically, because its product candidates may have a higher cost of goods than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for Forte to achieve profitability may be greater.

Forte may depend on third parties for clinical and commercial supplies, including, in some instances, a single supplier.

Forte may depend on third-party suppliers for clinical and commercial supplies, including the active ingredients which are used in its product candidates. These supplies may not always be available to Forte at the standards Forte require or on terms acceptable to it, or at all, and Forte may not be able to locate alternative suppliers in a timely manner, or at all. If Forte is unable to obtain necessary clinical or commercial supplies, its manufacturing operations and clinical trials and the clinical trials of its collaborators may be delayed or disrupted, and its business and prospects may be materially and adversely affected as a result.

Forte may rely on a single supplier for certain of its supplies. If this supplier is unable to supply to Forte in the quantities it requires, or at all, or otherwise defaults on its supply obligations to Forte, Forte may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all.

Forte has limited experience manufacturing its drug product candidates for purposes of clinical trials and at commercial scale, and if Forte decides to establish its own manufacturing facility for its drug product candidates, Forte cannot assure you that it can manufacture its drug product candidates in compliance with regulations at a cost or in quantities necessary to make them commercially viable.

Forte may establish a manufacturing facility for its product candidates for production as investigational new drugs for purposes of clinical trials. Forte has limited experience in cGMP compliant manufacturing of its drug product candidates for purposes of clinical trials or at a commercial scale. In the future, Forte may develop its manufacturing capacity in part by expanding its current facility or building additional facilities. This activity will require substantial additional funds, and Forte would need to hire and train a significant number of qualified employees to staff these facilities. Forte may not be able to develop cGMP-compliant manufacturing facilities that are adequate to produce materials for additional later-stage clinical trials or commercial use. The equipment and facilities employed in the manufacture of pharmaceuticals are subject to stringent qualification requirements by regulatory agencies, including validation of facility, equipment, systems, processes and analytics. Forte may be subject to lengthy delays and expense in conducting validation studies, if Forte can meet the requirements at all.

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

As of March 31, 2021, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

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

Forte Biosciences, Inc.

Date: May 10, 2021	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)