Form 10-Q
period 2021-06-30
Forte Biosciences, Inc.
filed 2021-08-16
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, the registrant had 14,079,057 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	2
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION	25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3.	Defaults Upon Senior Securities	76
Item 4.	Mine Safety Disclosures	76
Item 5.	Other Information	76
Item 6.	Exhibits	77
SIGNATURES		78

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,795	$58,765
Prepaid expenses and other current assets	1,086	1,133
Total current assets	51,881	59,898
Property and equipment, net	70	97
Other assets	936	1,244
Total assets	$52,887	$61,239

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$985	$1,240
Accrued liabilities	1,993	1,019
Total current liabilities	2,978	2,259

Commitments and contingencies (Note 5)
Series A Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2021 (unaudited) and December 31, 2020, respectively	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized as of June 30, 2021 (unaudited) and December 31, 2020; 14,079,057 and 12,830,598 shares issued and outstanding at June 30, 2021 (unaudited) and December 31, 2020, respectively	14	13
Additional paid-in capital	111,968	110,424
Accumulated deficit	(62,073)	(51,457)
Stockholders’ equity:	49,909	58,980
Total liabilities, convertible preferred stock and stockholders’ equity	$52,887	$61,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$3,523	$1,937	$6,845	$3,291
General and administrative	2,224	760	3,643	1,433
In-process research and development assets acquired	—	32,057	—	32,057
Total operating expenses	5,747	34,754	10,488	36,781
Loss from operations	(5,747)	(34,754)	(10,488)	(36,781)
Other expenses, net	(65)	(7)	(128)	(30)
Net loss	$(5,812)	$(34,761)	$(10,616)	$(36,811)
Per share information:
Net loss per share - basic and diluted	$(0.43)	$(9.52)	$(0.79)	$(12.77)
Weighted average shares outstanding, basic and diluted	13,603,181	3,650,422	13,429,018	2,882,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

	Series A				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2019	3,177,744	$10,515	2,108,266	$2	$199	$(4,970)	$(4,769)
Exercise of employee stock options	—	—	52,706	—	45	—	45
Stock-based compensation	—	—	-	—	2	—	2
Net loss	—	—	-	—	—	(2,050)	(2,050)
Balance —March 31, 2020	3,177,744	10,515	2,160,972	2	246	(7,020)	(6,772)
Conversion of preferred stocks into common stock	(3,177,744)	(10,515)	3,177,744	3	10,512	—	10,515
Sale of common stock, net of issuance costs of $43	—	—	4,215,929	4	24,012	—	24,016
Issuance of common stock in connection with reverse merger	—	—	1,656,076	2	31,807	—	31,809
Issuance of common stock upon vesting of restricted stock units	—	—	(16,294)	—	—	—	—
Exercise of employee stock options	—	—	3,888	—	47	—	47
Stock-based compensation	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	(34,761)	(34,761)
Balance — June 30, 2020	—	$—	11,198,315	$11	$66,648	$(41,781)	$24,878

Balance — December 31, 2020	—	$—	12,830,598	$13	$110,424	$(51,457)	$58,980
Exercise of employee stock options	—	—	7,655	—	27	—	27
Stock-based compensation	—	—	—	—	495	—	495
Exercise of cashless warrants	—	—	673,463	—	—	—	—
Net loss	—	—	—	—	—	(4,804)	(4,804)
Balance — March 31, 2021	—	—	13,511,716	13	110,946	(56,261)	54,698
Exercise of employee stock options	—	—	1,939	—	15	—	15
Issuance of common stock upon vesting of restricted stock units	—	—	5,000	—	—	—	—
Exercise of cashless warrants	—	—	560,402	1	(1)	—	—
Stock-based compensation	—	—	—	—	1,008	—	1,008
Net loss	—	—	—	—	—	(5,812)	(5,812)
Balance — June 30, 2021	—	$—	14,079,057	$14	$111,968	$(62,073)	$49,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(10,616)	$(36,811)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development acquired	—	30,885
Depreciation expense	27	27
Stock-based compensation expense	1,503	26
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	399	1,385
Accounts payable	(255)	959
Accrued liabilities	974	(3,352)
Net cash used in operating activities	(7,968)	(6,881)

Cash flows from investing activities:
Cash and restricted cash acquired in reverse merger	—	3,583
Net cash provided by investing activities	—	3,583
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	24,016
Payment of deferred offering costs	(44)	—
Proceeds from exercise of employee stock options	42	92
Net cash (used in) provided by financing activities	(2)	24,108
Net (decrease) increase in cash and cash equivalents	(7,970)	20,810
Cash and cash equivalents — beginning of period	58,765	6,939
Cash and cash equivalents — end of period	$50,795	$27,749

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$10,515
Issuance of common stock to Tocagen shareholders	$—	$31,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com), together with its subsidiaries, referred to herein as the “Company”, is a clinical-stage biopharmaceutical company focused on advancing its clinical program and developing a topical live biotherapeutic for the treatment of inflammatory skin diseases with an initial focus on atopic dermatitis.  There is a particular need for safe and effective therapies for pediatric atopic dermatitis patients. The Company entered into a business combination (“Merger”) between Forte Subsidiary, Inc. (“Forte Subsidiary”) a private entity, and Tocagen, Inc. (“Tocagen”), a publicly traded biotechnology company. The Merger closed on June 15, 2020, in which Telluride Merger Sub, Inc., a wholly-owned subsidiary of Tocagen, merged with and into Forte Subsidiary, with Forte Subsidiary surviving the Merger as a wholly-owned subsidiary of Tocagen. Immediately prior to the closing of the Merger, the shares of Tocagen common stock were adjusted with a reverse split ratio of 1‑for‑15. At the closing of the Merger, each share of Forte Subsidiary common stock outstanding immediately prior to the Merger was converted into the right to receive approximately 3.1624 shares of Tocagen common stock (before giving effect to the reverse split). All share and per share amounts have been retrospectively adjusted to give effect to the exchange of Forte Subsidiary common stock and the reverse split of Tocagen common stock. The par value per share of our capital stock was not adjusted as a result of the stock split. Immediately prior to the closing of the Merger, Tocagen changed its name to Forte Biosciences, Inc. The Company’s common stock is traded on the Nasdaq stock exchange under the ticker symbol “FBRX.” Immediately following the Merger, the former Forte Subsidiary and Tocagen security holders owned approximately 84.7% and 15.3% of the number of shares of the Company’s common stock, respectively.

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

Liquidity and Risks

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. As of June 30, 2021, the Company had an accumulated deficit of $62.1 million. The Company used $8.0 million of cash in operating activities during the six months ended June 30, 2021. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

The Company had cash and cash equivalents of approximately $50.8 million as of June 30, 2021.   The Company’s cash and cash equivalents are held at financial institutions and exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q.

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

The pandemic caused by outbreaks of new strains of coronaviruses, or COVID-19 and its variants, has resulted, and may to continue to result, in significant national and global economic disruption and may adversely affect the Company’s operations. The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on its operations, financial position, results of operations and cash flows during the remainder of 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents include money market funds and deposits with commercial banks.  Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  There is a three-level hierarchy that prioritizes the inputs used in determining fair value by their reliability and preferred use as follows:

•	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Valuations based on quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Valuations based on inputs that are both significant to the fair value measurements and are unobservable.

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

The company had $34.9 million in money market funds as of June 30, 2021 which are classified within Level 1.  Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange.  Money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded through June 30, 2021.

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

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the period. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses. For the six months ended June 30, 2021 and 2020, the comprehensive loss was equal to the net loss.

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

	Three and Six Months Ended
	June 30, 2021	June 30, 2020
Options	1,395,904	821,910
Warrants	1,017,550	2,756,980
Restricted stock units	15,000	—
Total	2,428,454	3,578,890

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2021 and December 31, 2020 consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid manufacturing and clinical expenses	$680	$488
Prepaid insurance	217	395
Prepaid license	50	100
Prepaid taxes	—	74
Other	139	76
Total Prepaid Expenses and Other Current Assets	$1,086	$1,133

Other Assets

Other assets as of June 30, 2021 and December 31, 2020 consist of the following (in thousands).

	June 30, 2021	December 31, 2020
Prepaid insurance	$763	$861
Deposits for manufacturing components	116	82
Deferred offering costs	44	289
Other	13	12
Total Other Assets	$936	$1,244

Accrued Liabilities

Accrued liabilities as of June 30, 2021 and December 31, 2020 consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued legal and professional fees	$118	$86
Accrued manufacturing and clinical expenses	1,219	237
Accrued compensation	593	646
Other	63	50
Total Accrued Liabilities	$1,993	$1,019

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

5. Commitments and Contingencies

Concentrations of Credit Risk

Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s cash accounts significantly exceed FDIC limits.

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

Under the DHHS License, as amended in May 2020, the Company was obligated to pay the DHHS a minimum annual payment of $20,000 for 2020, which increased to $100,000 beginning January 1, 2021. The Company is required to reimburse the DHHS for certain patent-related expenses and may also be obligated to make payments to the DHHS based upon achieving specified development and regulatory milestones for the first licensed product. Such development milestone payments are the completion of patient enrollment in a phase 3 clinical trial and the completion of a phase 3 clinical trial demonstrating a statistically significant efficacy benefit. The regulatory milestones are the receipt of the first FDA approval and the first non-USA regulatory agency approval. In addition, to the extent licensed products are approved for commercial sale, the Company is also obligated to pay the DHHS royalties based on net sales of licensed products sold by the Company and if applicable, its sublicensees. No milestones have been met as of June 30, 2021.

The Company incurred $25,000 and $15,000 in minimum royalty expenses for the three months ended June 30, 2021 and 2020, and $50,000 and $20,000 for the six months ended June 30, 2021 and 2020, respectively.

 Lease Agreements

In April 2019, the Company entered into a lease agreement for certain office and laboratory space in Torrance, California. The lease agreement is cancellable by the Company at any time with a 30-day notice.   In June 2021, the Company entered into a lease agreement for additional office space at a separate location for an initial lease of 6 months after which the lease term will be month-to-month. Total rent expense for all locations for the three months ended June 30, 2021 was $6,000. The Company recorded a net rent credit of $9,000 for the six months ended June 30, 2021. The net credit was due to a refund for operating expenses from a previous Tocagen facility. Total rent expense for three and six months ended June 30, 2020 was $8,000 and $14,000, respectively.

Clinical Supply Agreements

The Company has entered into various agreements with CMOs for the manufacture of clinical trial materials and CROs for clinical trial services. These agreements provide the terms and conditions under which the CMOs and CROs will formulate, fill, inspect, package, label and test the Company’s drug product candidate, FB-401. The estimated remaining commitment as of June 30, 2021 under these agreements was approximately $0.1 million.

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

Common Stock

In connection with the Merger, the Company issued 3,804,817 shares of its common stock and warrants to purchase 2,752,546 shares (the “Concurrent Financing Warrants”) of the Company’s common stock at an exercise price of $10.56 per share, for net proceeds of $19.4 million. In addition, on June 16, 2020, the Company issued an additional 411,112 shares of common stock for net proceeds of $4.6 million.

Warrants to purchase 4,434 shares of the Company’s common stock at an exercise price of $140.25 per share which were previously issued by Tocagen, survived the Merger and remained outstanding as of June 30, 2021.

On September 4, 2020, the Company entered into an “at-the-market” equity offering program (“ATM Facility”), as amended on October 28, 2020, whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $10.0 million during the term of the ATM Facility. The Company had not issued any shares of common stock under the ATM Facility which expired in May 2021. The Company expensed $0.3 million in offering costs related to this ATM Facility in the second quarter of 2021. The Company subsequently filed a new "shelf" registration statement on Form S-3 that went effective in June 2021 which will allow the Company to raise up to $300 million in additional capital to support continued development of its lead product candidate, FB-401. The Company incurred $43.7 thousand in offering costs related to this shelf registration statement which is recorded in Other Assets in the condensed consolidated balance sheet for the period ended June 30, 2021. The Company has not issued any securities under the new shelf registration statement as of the filing date of this Form 10-Q.

On November 2, 2020, the Company completed a public offering of 1,614,035 shares of its common stock at $28.50 per share, which includes the over-allotment option exercised by the underwriters to purchase an additional 210,526 shares. Total net proceeds were $42.7 million after deducting underwriting discounts and other offering expenses of approximately $3.3 million.

In February 2021, Concurrent Financing Warrants to purchase 978,858 shares of common stock were exercised on a cashless basis resulting in 673,463 shares being issued. In June 2021, Concureent Fiancing Warrants to purchase 760,572 shares of common stock were exercised on a cashless basis resulting in 560,402 shares being issued.  As of June 30, 2021, Concurrent Financing Warrants to purchase 1,013,116 shares of the Company’s common stock outstanding.

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

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 500,000 shares for future grants under the 2020 Inducement Plan. As of June 30, 2021, there were 250,000 options available for issuance under the 2020 Inducement Plan.

In May 2021, the 2017 Plan was terminated and replaced by the 2021 Equity Incentive Plan (the “2021 Plan”). The 2017 Plan will continue to govern outstanding award issued under the 2017 Plan. The 2021 Plan had an initial reserve of 1,000,000 shares available for grant. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Subsequent to the Merger, service-based awards generally vested over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of June 30, 2021, there were 933,788 options available for issuance under the 2021 Plan.

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

The weighted average grant-date fair value of stock options granted in the three and six months ended June 30, 2021 was $23.40 and $23.29, and $10.08 and $8.17 in the three and six months ended June 30, 2020, respectively.

The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value of common stock	$38.14	$16.53	$37.89	$13.39
Risk-free interest rate	1.03%	0.40%	0.96%	0.59%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term of options (years)	5.84	5.94	5.89	5.97
Expected Volatility	69.7%	70.0%	69.8%	70.0%

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$364	$4	$668	$6
General and administrative	644	20	835	20
Total	$1,008	$24	$1,503	$26

As of June 30, 2021, there was unrecognized stock-based compensation expense related to stock options with service conditions of $13.3 million, which is expected to be recognized over a weighted-average period of 3.04 years. Total unrecognized stock-based compensation related to stock options with performance conditions was approximately $233,000, which is expected to be recognized if and when performance conditions become probable. The table below summarizes the stock option activity during the six months ended June 30, 2021:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,123,496	$11.72	8.85	27,800
Granted	401,500	37.89	—	—
Exercised	(9,594)	4.40	—	282
Forfeited/Cancelled	(119,498)	21.46	—	—
Outstanding at June 30, 2021	1,395,904	$18.46	8.71	23,174
Exercisable at June 30, 2021	164,956	$14.44	8.75	3,177

The aggregate intrinsic value of options at June 30, 2021 is based on the Company’s fair value of its stock price on that date of $33.62 per share.

There were no restricted stock units granted during the three and six months ended June 30, 2021. There were 5,000 restricted stock units that vested during the three and six months ended June 30, 2021. As of June 30, 2021, there were 15,000 unvested restricted stock units outstanding with an unrecognized stock-based compensation expense of approximately $0.3 million to be recognized over 2.96 years.

2017 Employee Stock Purchase Plan

In May 2021, the Company’s board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 176,694 shares available for future issuance under the ESPP as of June 30, 2021. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). No shares had been issued under the ESPP as of June 30, 2021 since the reactivation as the first offering period began on July 1, 2021.

8. Related Party Transactions

For the three and six months ended June 30, 2021, there were no material related party transactions. Two members of the Company’s board of directors received cash payments of $2,000 and $24,000 for scientific consulting services during the three and six months ended June 30, 2020, respectively.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements of Forte Biosciences, Inc.  (“Forte”, “we”, “our”) and the accompanying notes appearing elsewhere in the Form 10-Q and in our Form 10-K as filed with the Securities and Exchange Commission, or SEC, on March 16, 2021. This discussion of the financial condition and results of operations regarding matters that are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Act of 1995 and, known as the PSLRA.  These include statements regarding management’s intention, plans, beliefs, expectations or forecasts for the future, and, therefore, you are cautioned not to place undue reliance on them.  No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by law.  We use words such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and similar expressions to identify these forward-looking statements that are intended to be covered by the safe-harbor provisions of the PSLRA.

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

Overview

Forte Biosciences, Inc. and its subsidiaries (www.fortebiorx.com) (“Forte”, “we”, “our”) is a clinical-stage biopharmaceutical company focused on advancing through clinical trials our lead product candidate, FB-401, which is a topical live biotherapeutic for the treatment of inflammatory skin diseases, including pediatric and adult patients with atopic dermatitis (“AD”). There is currently a significant unmet need for safe and effective therapies for pediatric atopic dermatitis patients. FB401 was developed in collaboration with the National Institutes of Health (“NIH”), and the National Institute of Allergy and Infectious Diseases (“NIAID”).

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

On September 4, 2020, we entered into an “at-the-market” equity offering program (“ATM Facility”), as amended on October 28, 2020, whereby we may from time to time offer and sell shares of our common stock up to an aggregate offering price of $10,000,000 during the term of the ATM Facility. We did not issue any shares of common stock under the ATM Facility which expired in May 2021. We subsequently filed a new "shelf" registration statement on Form S-3 that went effective in June 2021 which will allow us to raise up to $300 million in additional capital to support continued development of our lead product candidate, FB-401. We incurred $44,000 in offering costs related to this shelf registration statement which is recorded in the condensed consolidated balance sheet as of June 30, 2021. We have not issued any securities under the new shelf registration statement as of the filing date of this Form 10-Q.

On November 2, 2020, we closed an underwritten public offering of 1,614,035 shares of common stock at $28.50 per share, which included the over-allotment option exercised by the underwriters to purchase an additional 210,526 shares. Total net proceeds were $42.7 million after deducting underwriting discounts and other offering expenses of approximately $3.3 million.

We issued 673,463 and 560,402 shares of our common stock pursuant to cashless exercises by certain warrant holders in February 2021 and June 2021, respectively.

FB-401

We are developing a new approach to treating inflammatory skin disease using a topical live biotherapeutic, FB-401, which consists of three therapeutic strains of a commensal Gram-negative bacteria, Roseomonas mucosa, that were specifically selected for their impact on key parameters of inflammatory skin disease. Genetic-based microbiome identification revealed significant differences in the Gram-negative skin biome between AD patients and healthy volunteers. Over 50% of AD patients did not have any culturable Gram-negative flora. Our extensive preclinical and mechanism of action data demonstrate that FB-401 improves AD disease parameters by:

•	driving immune pathways that are defective;
•	potentially suppressing S. aureus growth; and

•	improving the skin barrier function.

To date, a Phase 1/2a study has been completed with pediatric and adult patients 3 years of age and older, demonstrating significant reduction in AD disease and pruritus (severe itch), as well as control of S. aureus while tapering or eliminating steroid use. The phase 1/2a trial data demonstrated good tolerability as well as significant consistent activity with patients with mild, moderate and severe disease, across age groups including pediatrics and adults, and across key endpoints including Eczema Activity and Severity Index (“EASI”), SCORAD and pruritus.

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

In September 2020, we initiated a multicenter, placebo-controlled and double-blinded clinical trial of FB-401 which was expected to enroll approximately 124 adolescent and adult AD subjects and healthy volunteers aged 2 years of age and older. Enrollment was completed with 154 subjects in March 2021. We anticipate announcing preliminary results in the third quarter of 2021.

For additional information about the trial, see ClinicalTrials.gov using the identifier NCT04504279. In April 2021, we initiated an open-label, multicenter study to evaluate the continued safety of FB-401 for up to 48 weeks in children, adolescents and adult subjects 2 years of age and older with mild to moderate AD who were enrolled in our previous FB401 study.

In October 2020, the U.S. Food and Drug Administration (“FDA”) granted Fast Track Designation to FB-401 for the treatment of AD.

Intellectual Property

We own or exclusively license eleven U.S. patents which provide extensive protection covering the composition, manufacture, and method of use of our Gram-negative bacteria technology which is focused on inflammatory skin conditions.

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

Critical Accounting Policies and Estimates

There have been no significant changes during the six months ended June 30, 2021 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 16, 2021.

COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, or COVID-19 and its variants, has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our operations. We are actively monitoring the impact of COVID-19 and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on us cannot currently be predicted. We will continue to evaluate the impact that these events could have on our operations, financial position, results of operations and cash flows during the remainder of fiscal year 2021.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2021 and 2020

The following tables summarize our results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$3,523	$1,937	$1,586
General and administrative	2,224	760	1,464
In-process research and development assets acquired	—	32,057	(32,057)
Total operating expenses	5,747	34,754	(29,007)
Other expenses, net	(65)	(7)	(58)
Net loss	$(5,812)	$(34,761)	$28,949

	Six Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$6,845	$3,291	$3,554
General and administrative	3,643	1,433	2,210
In-process research and development assets acquired	—	32,057	(32,057)
Total operating expenses	10,488	36,781	(26,293)
Other expenses, net	(128)	(30)	(98)
Net loss	$(10,616)	$(36,811)	$26,195

Research and Development Expenses

Research and development expenses were $3.5 million for the three months ended June 30, 2021 compared to $1.9 million for the same period in 2020. The increase of $1.6 million was primarily due to a net increase of approximately $0.9 million in manufacturing, clinical, regulatory and other expenses as we advanced our FB-401 program through US FDA clinical trials, and an increase in approximately $0.7 million in payroll and related expenses including stock-based compensation expense as a result of increased headcount.

Research and development expenses were $6.9 million for the six months ended June 30, 2021 compared to $3.3 million for the same period in 2020. The increase of $3.6 million was primarily due to a net increase of approximately $1.8 million of manufacturing, clinical, regulatory and other expenses as we advanced our FB-401 program through US FDA clinical trials, and an increase of approximately $1.8 million in payroll and related expenses including stock-based compensation expense as a result of increased headcount.

We expect our research and development expenses to increase substantially during the next few years as we continue to advance FB-401 through US FDA clinical trials and possibly initiate additional trials.

General and Administrative Expenses

General and administrative expenses were $2.2 million for the three months ended June 30, 2021 compared to $0.8 million for the same period in 2020. This increase of $1.4 million was primarily due to an increase of approximately $0.7 million in payroll and related expenses including stock-based compensation expense as we increased our headcount and an increase of approximately $0.7 million in legal, professional, insurance and other expenses as a result of being a public company.

General and administrative expenses were $3.6 million for the six months ended June 30, 2021 compared to $1.4 million for the same period in 2020. This increase of $2.2 million was primarily due to an increase of approximately $1.2 million in payroll and related expenses including stock-based compensation expense as we increased our headcount and an increase of approximately $1.0 million in legal, professional, insurance and other expenses as a result of being a public company.

We expect our general and administrative expenses to increase substantially during the next few years as a result of staff expansion, higher insurance premiums, increased legal, accounting and other compliance costs associated with operating and scaling a public company.

In-process research and development assets acquired

In connection with the Merger, we recognized a charge of $32.1 million of acquired in-process research and development expenses for assets with no alternative use for the three and six months ended June 30, 2020.  There was no corresponding expense in the three or six months ended June 30, 2021.

Other Expense, net

The increases in other expenses, net of approximately $0.1 million for each of the three and six months ended June 30, 2021 compared with the same periods in the prior year were primarily due to foreign currency transaction losses related to contracts denominated in currencies other than the U.S. dollar as a result of differences between the exchange rates on the billing and payment dates, and higher franchise taxes in the current year.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or out-licenses. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was approximately $10.6 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of approximately $62.1 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the clinical development of FB-401. In addition, operating as a SEC registrant have involved and may continue to involve the hiring of additional financial and other personnel, upgrading financial information systems, and incurring costs associated with operating and scaling a public company. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to the timing of clinical development programs.

Prior to the closing of the Merger, we had raised net cash proceeds of approximately $9.9 million in a Series A financing round from private placements of preferred stock. In connection with the Merger, we issued 3,804,817 shares of our common stock and warrants (“Concurrent Financing Warrants”) to purchase 2,752,546 shares of our common stock (in each case, after giving effect to the exchange ratio and reverse split contemplated by the Merger) for net proceeds of $19.4 million. In addition, on June 16, 2020, we issued an additional 411,112 shares of common stock for net proceeds of $4.6 million.

On September 4, 2020, we entered into an “at-the-market” equity offering program (“ATM Facility”), as amended on October 28, 2020, whereby we could from time to time offer and sell shares of our common stock up to an aggregate offering price of $10,000,000 during the term of the ATM Facility. We did not issue any shares of common stock under the ATM Facility which expired in May 2021. We subsequently filed a new "shelf" registration statement on Form S-3 that went effective in June 2021 which will allow us to raise up to $300 million in additional capital to support continued development of our lead product candidate, FB-401. We incurred $44,000 in offering costs related to this shelf registration statement which is recorded in Other Assets in the condensed consolidated balance sheet for the period ended June 30, 2021. We have not issued any securities under the new shelf registration statement as of the filing date of this Form 10-Q.

On November 2, 2020, we closed an underwritten public offering of 1,614,035 shares of common stock at $28.50 per share, which includes the over-allotment option exercised by the underwriters to purchase an additional 210,526 shares. Total net proceeds were $42.7 million after deducting underwriting discounts and other offering expenses of approximately $3.3 million.

We issued 673,463 and 560,402 shares of our common stock pursuant to cashless exercises of Concurrent Financing Warrants by certain warrant holders in February 2021 and June 2021, respectively.  As of June 30, 2021, Concurrent Financing Warrants to purchase 1,013,116 shares of the Company’s common stock remain outstanding.

We had cash and cash equivalents of approximately $50.8 million as of June 30, 2021. We believe that our existing cash and cash equivalents will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Form 10-Q.

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

See the “Risk Factors” section on this Form 10-Q for additional risks associated with our substantial capital requirements.

The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(7,968)	$(6,881)
Investing activities	—	3,583
Financing activities	(2)	24,108
Net (decrease) increase in cash and cash equivalents	$(7,970)	$20,810

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $8.0 million and consisted primarily of a net loss of $10.6 million adjusted for non-cash items of $1.8 million which were primarily related to stock-based compensation and the write-off of offering costs related to the expired ATM Facility and decreases in net operating assets of $0.8 million.

Net cash used in operating activities for the six months ended June 30, 2020 was $6.9 million and consisted primarily of a net loss of $36.8 million adjusted for non-cash items primarily related to $30.9 million of IPR&D write off in connection with the Merger, and increases in net operating assets of $1.0 million.

Investing activities

Cash provided from investing activities for the six months ended June 30, 2020 was $3.6 million, which primarily consisted of cash acquired from the reverse merger with Tocagen, Inc. that closed on June 15, 2020.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2021 consisted of $44,000 in fees paid for our shelf registration statement, partially offset by $42,000 in proceeds received from the exercise of stock options.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
•

If Forte fails to comply with its obligations under the license agreement with the U.S. Department of Health and Human Services (“DHHS”), as represented by the National Institute of Allergy and Infectious Diseases or otherwise experience disruptions to its business relationship with DHHS, Forte could lose license rights that are important to its business.

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

Forte is a clinical stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s lead product candidate, FB-401, is currently in clinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte continues to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each period since its inception in 2017. For the six months ended June 30, 2021, Forte reported a net loss of $10.6 million. For the year ended December 31, 2020, Forte reported a net loss of $46.5 million, which includes a $32.1 million charge for in-process research and development expenses. As of June 30, 2021, Forte had an accumulated deficit of $62.1 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its product candidate, FB-401. Forte anticipates that its expenses will increase substantially if, and as, it:

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

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of June 30, 2021, Forte had $50.8 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses, capital expenditure requirements through at least twelve months from the issuance date of this Form 10-Q. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB-401. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB-401 is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Forte’s long-term prospects are highly dependent on future acceptance and revenues from a single product, FB-401, and Forte has no other product candidates or products in active development at this time. Forte’s success depends on its ability to eventually commercialize FB-401. Acceptance of its product in the marketplace by health care providers is uncertain, and its failure to achieve sufficient market acceptance will significantly limit its ability to generate revenue and be profitable. Market acceptance will require substantial marketing efforts and the expenditure of significant funds by it to inform health care providers of the benefits of using FB-401 and to provide further training on its use. Forte may not be able to build key relationships with health care providers to increase sales in the United States or sell FB-401 outside the United States. Product orders may be cancelled, patients or customers currently using its products may cease to do so and patients or customers expected to begin using its products may not. In addition, market acceptance of FB-401 may require that Forte make enhancements to it. Forte cannot be sure that it will be able to successfully develop such enhancements, or that if developed they will be viewed favorably by the market. Forte’s ability to achieve acceptance of FB-401 depends on its ability to demonstrate the safety, efficacy, ease-of-use and cost-effectiveness.

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

As of August 1, 2021, Forte had 10 full-time employees. As its research, development, manufacturing and commercialization plans and strategies develop, and as Forte continues to transition into operating as a public company following the Merger, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Forte currently relies, and for the foreseeable future will continue to rely, in substantial part on certain organizations, advisors and consultants to provide certain services, including many aspects of regulatory affairs, clinical management and manufacturing. There can be no assurance that the services of these organizations, advisors and consultants will continue to be available to Forte on a timely basis when needed or that Forte can find qualified replacements. In addition, if Forte is unable to effectively manage its outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, its clinical trials may be extended, delayed or terminated, and Forte may not be able to obtain regulatory approval of FB-401 or otherwise advance its business. There can be no assurance that Forte will be able to manage its existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect its business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In response to the COVID-19 public health emergency, the FDA has postponed some inspections and continues to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, has resumed prioritized domestic inspections, such as pre-approval and surveillance inspections.  If a prolonged government shutdown occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process its regulatory submissions, which could have a material adverse effect on its business, including its ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

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

•

the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require applicable manufacturers of certain drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; effective January 1, 2022, for data reported in 2022, such reporting obligations with respect to covered recipients will be extended to include payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners, among others;

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, including judicial challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Following the Merger completed in the second quarter of 2020, Forte will incur significant legal, accounting and other expenses that the predecessor company of Forte did not incur as a private company, including costs associated with public company reporting requirements. Forte will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new requirements implemented by the SEC and Nasdaq. These rules and regulations are expected to increase Forte’s legal and financial compliance costs and to make some activities more time consuming and costly. For example, Forte’s management team consists of the executive officers of the operating company that survived the Merger prior to the Merger, some of whom have not previously managed and operated a public company. These executive officers and other personnel need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations also may make it difficult and expensive for Forte to obtain and maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for Forte to attract and retain qualified individuals to serve on its board of directors or as executive officers, which may adversely affect investor confidence in and could cause Forte’s business or stock price to suffer.

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

As of June 30, 2021, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

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

Forte Biosciences, Inc.

Date: August 16, 2021	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)