Form 10-Q
period 2021-09-30
Forte Biosciences, Inc.
filed 2021-11-08
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, the registrant had 14,754,557 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	2
	Condensed Consolidated Statements of Operations for the Three and Nine months ended September 30, 2021 and 2020 (unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine months ended September 30, 2021 and 2020 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2021 and 2020 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II.	OTHER INFORMATION	26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3.	Defaults Upon Senior Securities	60
Item 4.	Mine Safety Disclosures	60
Item 5.	Other Information	60
Item 6.	Exhibits	61
SIGNATURES		62

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,665	$58,765
Prepaid expenses and other current assets	891	1,133
Total current assets	46,556	59,898
Property and equipment, net	—	97
Other assets	834	1,244
Total assets	$47,390	$61,239

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$2,330	$1,240
Accrued liabilities	1,410	1,019
Total current liabilities	3,740	2,259

Commitments and contingencies (Note 5)
Series A Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2021 (unaudited) and December 31, 2020, respectively	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized as of September 30, 2021 (unaudited) and December 31, 2020; 14,754,447 and 12,830,598 shares issued and outstanding at September 30, 2021 (unaudited) and December 31, 2020, respectively	15	13
Additional paid-in capital	113,459	110,424
Accumulated deficit	(69,824)	(51,457)
Stockholders’ equity	43,650	58,980
Total liabilities, convertible preferred stock and stockholders’ equity	$47,390	$61,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$5,656	$3,688	$12,501	$6,979
General and administrative	2,043	1,320	5,686	2,753
In-process research and development assets acquired	—	—	—	32,057
Total operating expenses	7,699	5,008	18,187	41,789
Loss from operations	(7,699)	(5,008)	(18,187)	(41,789)
Other income (expense), net	(52)	(92)	(180)	(122)
Net loss	$(7,751)	$(5,100)	$(18,367)	$(41,911)
Per share information:
Net loss per share - basic and diluted	$(0.54)	$(0.45)	$(1.34)	$(7.36)
Weighted average shares outstanding, basic and diluted	14,241,220	11,209,052	13,702,727	5,691,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

	Series A				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2019	3,177,744	$10,515	2,108,266	$2	$199	$(4,970)	$(4,769)
Exercise of stock options	—	—	52,706	—	45	—	45
Stock-based compensation	—	—	-	—	2	—	2
Net loss	—	—	-	—	—	(2,050)	(2,050)
Balance —March 31, 2020	3,177,744	10,515	2,160,972	2	246	(7,020)	(6,772)
Conversion of preferred stocks into common stock	(3,177,744)	(10,515)	3,177,744	3	10,512	—	10,515
Sale of common stock, net of issuance costs of $43	—	—	4,215,929	4	24,012	—	24,016
Issuance of common stock in connection with reverse merger	—	—	1,656,076	2	31,807	—	31,809
Issuance of common stock upon vesting of restricted stock units	—	—	(16,294)	—	—	—	—
Exercise of stock options	—	—	3,888	—	47	—	47
Stock-based compensation	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	(34,761)	(34,761)
Balance — June 30, 2020	—	—	11,198,315	11	66,648	(41,781)	24,878
Exercise of stock options	—	—	18,248	—	166	—	166
Stock-based compensation	—	—	—	—	375	—	375
Net loss	—	—	—	—	—	(5,100)	(5,100)
Balance — September 30, 2020	—	$—	$11,216,563	$11	$67,189	$(46,881)	$20,319

Balance — December 31, 2020	—	$—	12,830,598	$13	$110,424	$(51,457)	$58,980
Exercise of stock options	—	—	7,655	—	27	—	27
Stock-based compensation	—	—	—	—	495	—	495
Cashless exercise of warrants	—	—	673,463	—	—	—	—
Net loss	—	—	—	—	—	(4,804)	(4,804)
Balance — March 31, 2021	—	—	13,511,716	13	110,946	(56,261)	54,698
Exercise of stock options	—	—	1,939	—	15	—	15
Issuance of common stock upon vesting of restricted stock units	—	—	5,000	—	—	—	—
Cashless exercise of warrants	—	—	560,402	1	(1)	—	—
Stock-based compensation	—	—	—	—	1,008	—	1,008
Net loss	—	—	—	—	—	(5,812)	(5,812)
Balance — June 30, 2021	—	—	14,079,057	14	111,968	(62,073)	49,909
Exercise of stock options	—	—	19,981	—	19	—	19
Cashless exercise of warrants	—	—	655,409	1	(1)	—	—
Stock-based compensation	—	—	—	—	1,473	—	1,473
Net loss	—	—	—	—	—	(7,751)	(7,751)
Balance — September 30, 2021	—	$—	14,754,447	$15	$113,459	$(69,824)	$43,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(18,367)	$(41,911)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development acquired	—	30,885
Depreciation expense	36	40
Impairment of property and equipment	61	—
Stock-based compensation expense	2,976	401
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	718	(322)
Accounts payable	1,090	(394)
Accrued liabilities	391	(3,319)
Net cash used in operating activities	(13,095)	(14,620)

Cash flows from investing activities:
Cash and restricted cash acquired in reverse merger	—	3,582
Net cash provided by investing activities	—	3,582
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	24,016
Payment of offering costs	(66)	—
Proceeds from exercise of stock options	61	258
Net cash (used in) provided by financing activities	(5)	24,274
Net (decrease) increase in cash and cash equivalents	(13,100)	13,236
Cash and cash equivalents — beginning of period	58,765	6,939
Cash and cash equivalents — end of period	$45,665	$20,175

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$10,515
Issuance of common stock to Tocagen shareholders	$—	$31,809
Unpaid offering costs	$40	$297

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com), together with its subsidiaries, referred to herein as the “Company”, is a biopharmaceutical company that had been focused on developing a topical live biotherapeutic for the treatment of inflammatory skin diseases with an initial focus on atopic dermatitis (“AD”). On September 2, 2021, the Company announced that the clinical trial of FB-401 for the treatment of AD failed to achieve statistical significance for its primary endpoint. Following the announcement of the FB-401 trial results, our board of directors continues to evaluate plans for FB-401 and also commenced a process of evaluating strategic alternatives to maximize stockholder value. We have engaged a financial advisory firm to help explore our available strategic alternatives, including a possible merger, business combination, asset acquisitions or sales, collaboration or licensing arrangements.

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

Liquidity and Risks

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. As of September 30, 2021, the Company had an accumulated deficit of $69.8 million. The Company used $13.1 million of cash in operating activities during the nine months ended September 30, 2021. Management expects to continue to incur additional losses in the foreseeable future as the Company explores its available strategic alternatives to maximize shareholder value following the announcement on September 2, 2021 of the unfavorable clinical trial results of FB-401.

The Company had cash and cash equivalents of approximately $45.7 million as of September 30, 2021.   The Company’s cash and cash equivalents are held at financial institutions and exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q.

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

There are numerous risks and uncertainties associated with pharmaceutical development and the Company is unable to predict the timing or amount of increased expenses on the development of future product candidates or when or if it will start to generate revenues. Even if the Company does generate revenues, it may not be able to achieve or maintain profitability. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and may be forced to reduce its operations.

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

The company had $34.9 million in money market funds as of September 30, 2021 which are classified within Level 1.  Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange.  Money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020.

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

Impairment of Property and Equipment

The Company reviews its property and equipment for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. Impairment losses on property and equipment of $61,000 have been recorded for the three and nine months ended September 30, 2021.

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

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the period. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses. Comprehensive loss was equal to net loss for the nine months ended September 30, 2021 and 2020.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents.

Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period in accordance with the treasury stock method. The following number of unexercised stock options, warrants and restricted stock units, which are common stock equivalents, have been excluded from the diluted net loss calculation as their effect would have been anti-dilutive for all periods presented:

	Three and Nine Months Ended September 30,
	2021	2020
Options	1,509,256	1,038,496
Warrants	4,434	2,756,980
Restricted stock units	15,000	20,000
Total	1,528,690	3,815,476

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2021 and December 31, 2020 consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid manufacturing and clinical expenses	$243	$488
Prepaid insurance	504	395
Prepaid license	25	100
Prepaid taxes	—	74
Other	119	76
Total Prepaid Expenses and Other Current Assets	$891	$1,133

Other Assets

Other assets as of September 30, 2021 and December 31, 2020 consist of the following (in thousands).

	September 30, 2021	December 31, 2020
Prepaid insurance	$715	$861
Deferred offering costs	106	289
Deposits for manufacturing components	—	82
Other	13	12
Total Other Assets	$834	$1,244

Accrued Liabilities

Accrued liabilities as of September 30, 2021 and December 31, 2020 consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued legal and professional fees	$69	$86
Accrued manufacturing and clinical expenses	513	237
Accrued compensation	767	646
Other	61	50
Total Accrued Liabilities	$1,410	$1,019

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

Under the DHHS License, as amended in May 2020, the Company was obligated to pay the DHHS a minimum annual payment of $20,000 for 2020, which increased to $100,000 beginning January 1, 2021. The Company is required to reimburse the DHHS for certain patent-related expenses and may also be obligated to make payments to the DHHS based upon achieving specified development and regulatory milestones for the first licensed product. Such development milestone payments are the completion of patient enrollment in a phase 3 clinical trial and the completion of a phase 3 clinical trial demonstrating a statistically significant efficacy benefit. The regulatory milestones are the receipt of the first FDA approval and the first non-USA regulatory agency approval. In addition, to the extent licensed products are approved for commercial sale, the Company is also obligated to pay the DHHS royalties based on net sales of licensed products sold by the Company and if applicable, its sublicensees. No milestones have been met as of September 30, 2021.

The Company incurred $25,000 and $5,000 in minimum royalty expenses for the three months ended September 30, 2021 and 2020, and $75,000 and $25,000 for the nine months ended September 30, 2021 and 2020, respectively.

 Lease Agreements

In April 2019, the Company entered into a lease agreement for certain office and laboratory space in Torrance, California. The lease agreement is cancellable by the Company at any time with a 30-day notice.   In June 2021, the Company entered into a lease agreement for additional office space at a separate location for an initial lease of 6 months after which the lease term will be month-to-month. Total rent expense for all locations for the three and nine months ended September 30, 2021 was $9,000 and $0, respectively.  Rent expense for the nine months ended September 30, 2021 included a credit of $9,000 due to a refund for operating expenses from a previous Tocagen facility. Total rent expense for three and nine months ended September 30, 2020 was $5,000 and $19,000, respectively.

Clinical Supply Agreements

The Company has entered into various agreements with CMOs for the manufacture of clinical trial materials and CROs for clinical trial services. These agreements provide the terms and conditions under which the CMOs and CROs will formulate, fill, inspect, package, label and test the Company’s drug product candidate, FB-401. Remaining commitment costs of $493.3 thousand have been recorded in research and developments expenses for the 3 months ended September 30, 2021 and have been included in accrued liabilities in the condensed balance sheet as of September 30, 2021 after termination notices had been sent out to the vendors for these agreements as a result of the FB-401 clinical trial not meeting its primary endpoint.

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

Warrants to purchase 4,434 shares of the Company’s common stock at an exercise price of $140.25 per share which were previously issued by Tocagen, survived the Merger and remained outstanding as of September 30, 2021.

On September 4, 2020, the Company entered into an “at-the-market” equity offering program (“ATM Facility”), as amended on October 28, 2020, whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $10.0 million during the term of the ATM Facility. The Company had not issued any shares of common stock under the ATM Facility which expired in May 2021. The

Company expensed $0.3 million in offering costs related to this ATM Facility in the second quarter of 2021. The Company subsequently filed a new "shelf" registration statement on Form S-3 that went effective in June 2021 which will allow the Company to raise up to $300 million in additional capital. The Company incurred $106.4 thousand in offering costs related to this shelf registration statement which is recorded in Other Assets in the condensed consolidated balance sheet for the period ended September 30, 2021. The Company has not issued any securities under the new shelf registration statement as of the filing date of this Form 10-Q.

On November 2, 2020, the Company completed a public offering of 1,614,035 shares of its common stock at $28.50 per share, which includes the over-allotment option exercised by the underwriters to purchase an additional 210,526 shares. Total net proceeds were $42.7 million after deducting underwriting discounts and other offering expenses of approximately $3.3 million.

In February 2021, Concurrent Financing Warrants to purchase 978,858 shares of common stock were exercised on a cashless basis resulting in 673,463 shares being issued. In June 2021, Concurrent Financing Warrants to purchase 760,572 shares of common stock were exercised on a cashless basis resulting in 560,402 shares being issued.  In September 2021, Concurrent Financing Warrants to purchase 1,013,116 shares of common stock were exercised on a cashless basis resulting in 655,409 shares being issued. As of September 30, 2021, no Concurrent Financing Warrants were outstanding.

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

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 500,000 shares for future grants under the 2020 Inducement Plan. As of September 30, 2021, there were 135,000 options available for issuance under the 2020 Inducement Plan.

In May 2021, the 2017 Plan was terminated and replaced by the 2021 Equity Incentive Plan (the “2021 Plan”). The 2017 Plan will continue to govern outstanding award issued under the 2017 Plan. The 2021 Plan had an initial reserve of 1,000,000 shares available for grant. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Subsequent to the Merger, service-based awards generally vested over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-

based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of September 30, 2021, there were 915,455 options available for issuance under the 2021 Plan.

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

The weighted average grant-date fair value of stock options granted in the three and nine months ended September 30, 2021 was $18.49 and $21.89, and $13.34 and $10.30 in the three and nine months ended September 30, 2020, respectively.

The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value of common stock	$30.63	$21.64	$35.78	$16.79
Risk-free interest rate	0.91%	0.36%	0.94%	0.49%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term of options (years)	6.08	6.08	5.95	6.01
Expected Volatility	67.2%	70.0%	69.0%	70.0%

As of September 30, 2021, there was unrecognized stock-based compensation expense related to stock options with service conditions of $14.3 million, which is expected to be recognized over a weighted-average period of 3.05 years. Total unrecognized stock-based compensation related to stock options with performance conditions were approximately $233,000 and are not expected to meet performance conditions. The table below summarizes the stock option activity during the nine months ended September 30, 2021:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,123,496	$11.72	8.85	27,800
Granted	566,500	35.78	—	—
Exercised	(29,575)	2.07	—	366
Forfeited/Cancelled	(151,165)	24.09	—	—
Outstanding at September 30, 2021	1,509,256	$19.70	8.58	1,036
Exercisable at September 30, 2021	200,181	$18.13	8.58	53

The aggregate intrinsic value of options at September 30, 2021 is based on the Company’s fair value of its stock price on that date of $2.96 per share.

There were no restricted stock units granted during the three and nine months ended September 30, 2021. As of September 30, 2021, there were 15,000 unvested restricted stock units outstanding with an unrecognized stock-based compensation expense of approximately $289,000 to be recognized over 2.71 years.

2017 Employee Stock Purchase Plan

In May 2021, the Company’s board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 176,694 shares available for future issuance under the ESPP as of September 30, 2021. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). No shares had been issued under the ESPP as of September 30, 2021 as the first six month offering period since the reactivation ends on January 2, 2022. The ESPP is considered a compensatory plan and the Company recorded stock-based compensation expense of $20 thousand for the three and nine months ended September 30, 2021. No stock-based compensation expense related to the ESPP was recorded in 2020.

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$522	$200	$1,191	$206
General and administrative	951	175	1,785	195
Total	$1,473	$375	$2,976	$401

8. Related Party Transactions

One member of the Company’s board of directors received cash payments of $1,000 for the three and nine months ended September 30, 2021. Two members of the Company’s board of directors received cash payments of $3,000 and $27,000 for scientific consulting services during the three and nine months ended September 30, 2020, respectively.

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

Overview

Forte Biosciences, Inc. and its subsidiaries (www.fortebiorx.com) (“Forte”, “we”, “our”) is a biopharmaceutical company that had been advancing through clinical trials its product candidate, FB-401, which is a topical live biotherapeutic for the treatment of inflammatory skin diseases, including pediatric and adult patients with atopic dermatitis (“AD”). FB401 was developed in collaboration with the National Institutes of Health (“NIH”), and the National Institute of Allergy and Infectious Diseases (“NIAID”). On September 2, 2021, Forte announced that the clinical trial of FB-401 for the treatment of AD failed to achieve statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI). Following the announcement of the FB-401 trial results, our board of directors continues to evaluate plans for FB-401 and also commenced a process of evaluating strategic alternatives to maximize stockholder value. We have engaged a financial advisory firm to help explore our available strategic alternatives, including a possible merger, business combination, asset acquisitions or sales, collaboration or licensing arrangements.

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

On September 4, 2020, we entered into an “at-the-market” equity offering program (“ATM Facility”), as amended on October 28, 2020, whereby we may from time to time offer and sell shares of our common stock up to an aggregate offering price of $10,000,000 during the term of the ATM Facility. We did not issue any shares of common stock under the ATM Facility which expired in May 2021. We subsequently filed a new "shelf" registration statement on Form S-3 that went effective in June 2021 which will allow us to raise up to $300 million in additional capital. We incurred $106.4 thousand in offering costs related to this shelf registration statement which is recorded in the condensed consolidated balance sheet as of September 30, 2021. We have not issued any securities under the new shelf registration statement as of the filing date of this Form 10-Q.

On November 2, 2020, we closed an underwritten public offering of 1,614,035 shares of common stock at $28.50 per share, which included the over-allotment option exercised by the underwriters to purchase an additional 210,526 shares. Total net proceeds were $42.7 million after deducting underwriting discounts and other offering expenses of approximately $3.3 million.

We issued 673,463, 560,402 and 655,409 shares of our common stock pursuant to cashless exercises by certain warrant holders in February, June and September of 2021, respectively.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist primarily of salaries and benefits of research and development personnel and costs related to research activities, preclinical studies, clinical trials, drug manufacturing, wind down costs incurred following the announcement of our unfavorable clinical trial results and the write-off of manufacturing property and equipment. Non-refundable advance payments for goods or services that will be used in future research and development activities are deferred and capitalized and are only expensed when the goods have been received or when the service has been performed rather than when the payment is made.

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

The Company intends to significantly reduce its research and development expenses as it considers its future plans regarding FB-401 and strategic alternatives.

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees for legal, auditing, tax and business consulting services, personnel expenses and travel costs. We expect to incur significant costs associated with being a SEC registrant such as legal fees, costs associated with Sarbanes-Oxley compliance, accounting fees, directors’ and officers’ liability insurance premiums, and other expenses. Our general and administrative expenses may increase due to increases in professional and advisory fees as we evaluate our strategic alternatives.

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

Other Income (Expense), Net

Other income (expense), net, consists of foreign exchange gains or losses and franchise taxes, partially offset by interest earned on our cash and cash equivalents balances.

Critical Accounting Policies and Estimates

There have been no significant changes during the nine months ended September 30, 2021 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 16, 2021.

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

Results of Operations

Comparison of Three and Nine months ended September 30, 2021 and 2020

The following tables summarize our results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change in $	Change in %
Operating expenses:
Research and development	$5,656	$3,688	$1,968	53%
General and administrative	2,043	1,320	723	55%
Total operating expenses	7,699	5,008	2,691	54%
Other income (expense), net	(52)	(92)	40	-43%
Net loss	$(7,751)	$(5,100)	$(2,651)	52%

	Nine Months Ended September 30,
	2021	2020	Change in $	Change in %
Operating expenses:
Research and development	$12,501	$6,979	$5,522	79%
General and administrative	5,686	2,753	2,933	107%
In-process research and development assets acquired	—	32,057	(32,057)	-100%
Total operating expenses	18,187	41,789	(23,602)	-56%
Other income (expense), net	(180)	(122)	(58)	48%
Net loss	$(18,367)	$(41,911)	$23,544	-56%

Research and Development Expenses

Research and development expenses were $5.7 million for the three months ended September 30, 2021, compared to $3.7 million for the same period in 2020. The increase of $2.0 million was primarily due to a net increase of approximately $1.5 million in manufacturing, clinical, regulatory and other expenses as we advanced our FB-401 program through US FDA clinical trials, the subsequent wind down costs incurred following the announcement of our unfavorable clinical trial results, and an increase of approximately $0.5 million in payroll and related expenses including stock-based compensation expense as a result of increased headcount

Research and development expenses were $12.5 million for the nine months ended September 30, 2021, compared to $7.0 million for the same period in 2020. The increase of $5.5 million was primarily due to a net increase of approximately $3.2 million in manufacturing, clinical, regulatory and other expenses as we advanced our FB-401 program through US FDA clinical trials, the subsequent wind down costs incurred following the announcement of our unfavorable clinical trial results, and an increase of approximately $2.3 million in payroll and related expenses including stock-based compensation expense as a result of increased headcount.

The Company intends to significantly reduce its research and development expenses as it considers its future plans regarding FB-401 and strategic alternatives.

General and Administrative Expenses

General and administrative expenses were $2.0 million for the three months ended September 30, 2021, compared to $1.3 million for the same period in 2020. The increase of $0.7 million was primarily due to an increase of approximately $0.9 million in payroll expenses including stock-based compensation expense, partially offset by a $0.2 million reduction in legal, professional, insurance and other expenses.

General and administrative expenses were $5.7 million for the nine months ended September 30, 2021, compared to $2.8 million for the same period in 2020. The increase of $2.9 million was primarily due to an increase of approximately $2.1 million in payroll and related expenses including stock-based compensation expense as we increased our headcount and an increase of approximately $0.8 million in legal, professional, insurance and other expenses as a result of being a public company.

Our general and administrative expenses may increase due to increases in professional and advisory fees as we evaluate our strategic alternatives.

In-process research and development assets acquired

In connection with the Merger, we recognized a charge of $0 and $32.1 million of acquired in-process research and development expenses for assets with no alternative use for the three and nine months ended September 30, 2020, respectively. There was no corresponding expense in the three or nine months ended September 30, 2021.

Other Income (Expense), net

The net decrease in other expense of approximately $40 thousand for the three months ended September 30, 2021, compared with the same period in the prior year were primarily due to reduced foreign currency transaction losses related to contracts denominated in currencies other than the U.S. dollar due to differences between the exchange rates on the billing and payment dates, partially offset by higher franchise taxes.

The net increase in other expense of approximately $58 thousand for the nine months ended September 30, 2021, compared with the same period in the prior year were primarily due to an increase in franchise taxes partially offset by reduced foreign currency transaction losses.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or out-licenses. We have never been profitable and have incurred operating losses each year since inception. Our net loss was approximately $18.4 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of approximately $69.8 million. On September 2, 2021, we announced that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint. Following the announcement of the FB-401 trial results, our board of directors continues to evaluate plans for FB-401 and also commenced a process of evaluating strategic alternatives to maximize stockholder value.

We expect to incur expenses and operating losses for the foreseeable future as we evaluate future plans for FB-401 and our strategic alternatives.

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

On September 4, 2020, we entered into an “at-the-market” equity offering program (“ATM Facility”), as amended on October 28, 2020, whereby we could from time to time offer and sell shares of our common stock up to an aggregate offering price of $10,000,000 during the term of the ATM Facility. We did not issue any shares of common stock under the ATM Facility which expired in May 2021. We subsequently filed a new "shelf" registration statement on Form S-3 that went effective in June 2021 which will allow us to raise up to $300 million in additional capital. We incurred $106.4 thousand in offering costs related to this shelf registration statement which is recorded in Other Assets in the condensed consolidated balance sheet for the period ended September 30, 2021. We have not issued any securities under the new shelf registration statement as of the filing date of this Form 10-Q.

On November 2, 2020, we closed an underwritten public offering of 1,614,035 shares of common stock at $28.50 per share, which includes the over-allotment option exercised by the underwriters to purchase an additional 210,526 shares. Total net proceeds were $42.7 million after deducting underwriting discounts and other offering expenses of approximately $3.3 million.

We issued 673,463, 560,402 and 655,409 shares of our common stock pursuant to cashless exercises by certain warrant holders in February, June and September of 2021, respectively. As of September 30, 2021, no Concurrent Financing Warrants were outstanding.

We had cash and cash equivalents of approximately $45.7 million as of September 30, 2021. We believe that our existing cash and cash equivalents will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Form 10-Q.

Future Capital Requirements

We have not generated any revenue from product sales or from out-licensing. We do not know when, or if, we will generate any revenue. We expect to incur ongoing expenses as we evaluate our plans for FB-401 and strategic alternatives after we announced on September 2, 2021 that the clinical trial of FB-401 for the treatment of atopic dermatitis failed to meet statistical significance for its primary endpoint. We have paused further advancement of the development of FB-401 and have no other product candidate undergoing clinical trials. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to the terms and timing of any strategic alternatives including a merger or business combination, asset acquisitions or sales, collaborations or licensing arrangements.

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties’ rights to develop or commercialize our drug candidates that we would prefer to retain.

See the “Risk Factors” section on this Form 10-Q for additional risks associated with our substantial capital requirements.

The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(13,095)	$(14,620)
Investing activities	—	3,582
Financing activities	(5)	24,274
Net (decrease) increase in cash and cash equivalents	$(13,100)	$13,236

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $13.1 million and consisted primarily of a net loss of $18.4 million adjusted for non-cash items of $3.1 million which were primarily related to stock-based compensation and decreases in net operating assets of $2.2 million.

Net cash used in operating activities for the nine months ended September 30, 2020 was $14.6 million and consisted primarily of a net loss of $41.9 million adjusted for non-cash items primarily related to $30.9 million of IPR&D write off in connection with the Merger and $0.4 million for stock-based compensation, and increases in net operating assets of $4.0 million.

Investing activities

Cash provided from investing activities for the nine months ended September 30, 2020 was $3.6 million, which primarily consisted of cash acquired from the reverse merger with Tocagen, Inc. that closed on June 15, 2020.

Financing Activities

Net cash used by financing activities of $5 thousand for the nine months ended September 30, 2021 was primarily from $66 thousand in additional fees paid for our shelf registration statement partially offset by net proceeds of $61 thousand received from the exercise of stock options.

Net cash provided by financing activities of $24.3 million for the nine months ended September 30, 2020 was primarily from net proceeds of $24.0 million received from the sale of the company’s common stock and $0.3 million of proceeds received from the exercise of stock options

Off-Balance Sheet Arrangements

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting even though some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A:  Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings, in evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Our ability to execute on our business strategy is subject to a number of risks, which are discussed more fully below in this section. You should carefully consider these risks before making an investment in our common stock. These risks include, among others, the following:

•	Forte’s activities to evaluate and pursue strategic alternatives may not be successful .
•

If Forte does not successfully consummate a strategic transaction, its board of directors may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to Forte’s stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

•

Forte’s business to date has been almost entirely dependent on the success of FB-401 and Forte has recently decided to discontinue the advancement of FB-401 and devote significant time and resources to identifying and evaluating strategic alternatives, which may not be successful.

•

Forte is substantially dependent on its remaining employees to facilitate the consummation of a strategic transaction. Forte could lose such key employees, in particular, as a result of the FB-401 data.

•	Forte’s prospects were highly dependent on a single product candidate, FB-401, and Forte does not expect to be able to complete the development or commercialize FB-401.
•	Forte has no approved products and has a limited operating history, which may make it difficult to evaluate its technology and product development capabilities and predict its future performance.
•	Forte has incurred net losses in every year since its inception and anticipates that it will continue to incur net losses in the future.
•

Although Forte has discontinued the advancement of FB-401, if Forte resumes its FB-401 product development or the development of any new product, Forte will require additional capital to fund its operations and if Forte fails to obtain necessary financing, Forte will not be able to complete the development and commercialization of its product candidate, FB-401.

•

If Forte fails to comply with its obligations under the license agreement with the U.S. Department of Health and Human Services (“DHHS”), as represented by the National Institute of Allergy and Infectious Diseases or otherwise experience disruptions to its business relationship with DHHS, Forte could lose license rights that are important to its business.

•

Topical live biotherapeutic is a novel approach and negative perception of any product candidate that Forte develops could adversely affect its ability to conduct its business or obtain regulatory approvals for such product candidate.

•	Although Forte has discontinued the advancement of FB-401, even if Forte resumes product development activities, Forte’s ability to successfully develop any product candidate is highly uncertain

•

Clinical development is a lengthy and expensive process, with an uncertain outcome. Although Forte has discontinued the advancement of FB-401, if Forte resumes product development activities of FB-401 or any other product candidate, Forte may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidate.

•

Although Forte has discontinued the advancement of FB-401, if Forte resumes product development activities, Forte’s future clinical trials or those of its future collaborators may reveal significant adverse events not seen in its preclinical studies or other clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of its product candidates. If Forte resume product development activities, interim top-line and preliminary data from its clinical trials that Forte announces or publishes from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•

If Forte is unable to obtain and maintain patent protection for any product candidate Forte develops, its competitors could develop and commercialize products or technology similar or identical to Forte’s, and its ability to successfully commercialize any product candidate Forte may develop, and its technology, may be adversely affected.

•

The market price of Forte’s common stock is expected to be volatile. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies.

•	A variety of risks associated with public health threats and epidemics, including the COVID-19 pandemic and related public health emergency could materially adversely affect Forte’s business.

Risks related to Forte’s Evaluation of Strategic Alternatives

Forte’s activities to evaluate and pursue strategic alternatives may not be successful.

In September 2021, Forte announced that topline data from its Phase 2 clinical trial of FB-401 for the treatment of atopic dermatitis failed to meet statistical significance for the primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measure by EASI) and that, given that result, Forte would not be advancing the development of FB-401. Following the announcement of the FB-401 trial results, in addition to evaluating and analyzing Forte’s plans regarding FB-401, Forte’s board of directors commenced a process of evaluating strategic alternatives to maximize stockholder value. Forte has engaged a financial advisory firm to help explore its available strategic alternatives, including a possible merger, business combination, asset acquisitions or sales, and collaboration and licensing arrangements. Forte has significantly reduced its research and development activities to reduce operating expenses while it evaluates these opportunities. Forte expects to devote significant time and resources to identifying and evaluating strategic transactions; however, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. In addition, potential strategic transactions that require stockholder approval may not be approved by Forte’s stockholders or a counterparty’s stockholders. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

Forte also may acquire additional businesses, products or product candidates. Integrating any newly acquired business, product or product candidate could be expensive and time-consuming. Forte may not be able to integrate any acquired business, product or product candidate successfully. If Forte does acquire any additional business, products, or product candidates, Forte’s future financial performance will depend, in part, on its ability to manage any future growth effectively and its ability to integrate any such acquired businesses, products or product candidates.

Any strategic transaction may require Forte to incur non-recurring or other charges, may increase its near- and long-term expenditures and may pose significant integration challenges or disrupt its management or business, which could adversely affect its operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;
•	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;
•	higher than anticipated acquisition and/or integration costs;
•	write downs of assets or goodwill or impairment charges;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with Forte’s operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•	the inability to retain key employees or other service providers of Forte or any acquired businesses.

Accordingly, there can be no assurance that Forte will undertake or successfully complete any strategic transactions of the nature described above and any transactions that Forte does complete may be subject to the foregoing or other risks and could have a material adverse effect on its business, financial condition and prospects.

If Forte does not successfully consummate a strategic transaction, its board of directors may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to Forte’s stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, Forte’s board of directors may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to Forte’s stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution will continue to decrease as Forte funds its operations while it evaluates its strategic alternatives. In addition, if Forte’s board of directors were to approve and recommend, and its stockholders were to approve, a dissolution and liquidation of the company, Forte would be required under Delaware corporate law to pay its outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to its stockholders. Forte’s commitments and contingent liabilities may include (i) regulatory and clinical obligations; (ii) obligations under Forte’s employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control; (iii) potential litigation against Forte, and other various claims and legal actions arising in the ordinary course of business; and (iv) non-cancelable facility lease obligations. As a result of this requirement, a portion of Forte’s assets may need to be reserved pending the resolution of such obligations. In addition, Forte may be subject to litigation or other claims related to a dissolution and liquidation of the company. If a dissolution and liquidation were pursued, Forte’s board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of Forte’s common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company.

Forte’s business to date has been almost entirely dependent on the success of FB-401 and Forte has recently decided to discontinue the advancement of FB-401 and devote significant time and resources to identifying and evaluating strategic alternatives, which may not be successful.

To date, Forte has invested substantially all of its efforts and financial resources into the research and development of FB-401, which was its only product candidate to enter clinical trials. In September 2021, Forte announced that it would not be continuing the advancement of FB-401.

Forte is evaluating strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the company, and intends to suspended most of its research and development activities to reduce operating expenses while evaluating these opportunities.

There can be no assurance that Forte’s process to identify and evaluate potential strategic alternatives will result in any definitive offer to consummate a strategic transaction, or if made, what the terms thereof will be or that any transaction will be approved or consummated. If any definitive offer to consummate a strategic transaction is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction involving Forte and/or its assets that is consummated would enhance stockholder value.

Forte is substantially dependent on its remaining employees to facilitate the consummation of a strategic transaction. Forte could lose such key employees, in particular, as a result of the FB-401 data.

Forte’s cash conservation activities may yield unintended consequences, such as attrition and reduced employee morale, which may cause remaining employees to seek alternative employment. Forte’s ability to successfully complete a strategic transaction depends in large part on its ability to retain certain personnel, particularly Paul A. Wagner, Ph.D, Forte’s Chief Executive Officer, and Tony Riley, Forte’s Chief Financial Officer. Despite Forte’s efforts to retain these employees, one or more may terminate their employment on short notice. The loss of the services of any of these employees could potentially harm Forte’s ability to evaluate and pursue strategic alternatives, as well as fulfill Forte’s reporting obligations as a public company.

Competition among biotechnology companies for qualified employees is intense, and Forte’s ability to retain its key employees is critical to its ability to effectively manage its resources and consummate a strategic transaction. Although Forte has suspended most of its research and development activities, if Forte resumes the advancement of FB-401 or commences development of new product candidates, such development would require expertise from a number of different disciplines, some of which are not widely available. The failure of the FB-401 clinical trial will likely make it more challenging to retain qualified personnel and more difficult to recruit personnel in the future, if necessary. If Forte fails to attract new personnel or fails to retain and motivate its current personnel, Forte’s business and future growth prospects and its ability to consummate a strategic transaction would be harmed.

Risks related to Forte’s business, technology and industry

Forte’s prospects were highly dependent on a single product candidate, FB-401, and Forte does not expect to be able to complete the development of or commercialize FB-401.

Forte’s long-term prospects were highly dependent on future acceptance and revenues from a single product, FB-401. As discussed above, in September 2021, Forte announced that topline data from its Phase 2 clinical trial of FB-401 for the treatment of atopic dermatitis failed to meet statistical significance for the primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measure by EASI) and that, given that result, Forte would not be continuing development of FB-401. Any further development of FB-401 would require substantial capital and time to complete and there is no guarantee that any future clinical trial, if pursued, would be timely or successful, or that FB-401 would be approved or, if approved, that commercialization would be successful.

Forte has no approved products and has a limited operating history, which may make it difficult to evaluate its technology and product development capabilities and predict its future performance.

Prior to discontinuing the advancement of FB-401, Forte was early in its development efforts. Prior to the closing of the reverse merger (“Merger”) with Tocagen Inc. on June 15, 2020, Forte’s predecessor company was formed in 2017 as a privately held company. Forte has no products approved for commercial sale and has not generated any revenue from product sales. Forte’s ability to generate product revenue or profits was dependent on the successful development and eventual commercialization of FB-401. Given the failure of the FB-401 trial and the suspension of the advancement of FB-401, Forte may never be able to develop or commercialize a marketable product.

Forte’s current and future programs and product candidates will require additional discovery research, preclinical development, clinical development, regulatory approval to commercialize the product, manufacturing validation, obtaining manufacturing supply, capacity and expertise, building of a commercial and distribution organization, substantial investment and significant marketing efforts before Forte generates any revenue from product sales. In addition, any drug product candidate must be approved for marketing by the FDA or certain other health regulatory agencies before Forte may commercialize any product in the respective jurisdictions.

Forte’s limited operating history may make it difficult to evaluate its, or any new, technology and industry and predict its future performance. Forte’s short history as an operating company makes any assessment of its future success or viability subject to significant uncertainty. Forte will encounter risks and difficulties frequently experienced by early-stage companies in evolving fields, for example the failure of the FB-401 trial. If Forte does not address these risks successfully, its business will suffer. Similarly, Forte expects that its financial condition and operating results will fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond its control. As a result, its stockholders should not rely upon the results of any quarterly or annual period as an indicator of future operating performance.

Forte has incurred net losses in every year since its inception and anticipates that it will continue to incur net losses in the future.

Forte is a healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date. As a result, Forte is not profitable and has incurred losses in each period since its inception in 2017. For the nine months ended September 30, 2021, Forte reported a net loss of $18.4 million. For the year ended December 31, 2020, Forte reported a net loss of $46.5 million, which includes a $32.1 million charge for in-process research and development expenses. As of September 30, 2021, Forte had an accumulated deficit of $69.8 million.

Although Forte has discontinued the advancement of FB-401, to become and remain profitable, Forte or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. This will require Forte to be successful in a range of challenging activities, including completing clinical trials, manufacturing, marketing and selling products for which Forte may obtain marketing approval and satisfying any post-marketing requirements. Forte may never succeed in any or all of these activities and, even if Forte does, Forte may never generate revenue that is significant enough to achieve profitability. If Forte does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. Forte’s failure to become and remain profitable would decrease the value of the company and could impair its ability to raise capital, maintain its research and development efforts, expand its business or continue its operations.

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

Although Forte has discontinued the advancement of FB-401, if Forte resumes its FB-401 product development activities or the development of any new product, Forte will require additional capital to fund its operations and if Forte fails to obtain necessary financing, Forte will not be able to complete the development and commercialization of product candidates.

Forte’s operations have consumed substantial amounts of cash since inception. Although Forte has discontinued the advancement of FB-401, Forte expects to continue to spend a considerable amount of resources on pursuing strategic opportunities. Furthermore, if Forte resumes the development of FB-401 or any other product candidates, Forte would be required to spend substantial amounts to conduct clinical trials of such programs, to validate the manufacturing process and specifications for any such product candidate, to seek regulatory approvals for such product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of September 30, 2021, Forte had $45.7 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-Q. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects and may change if Forte’s business plan changes from its current expected operating plan. Forte’s monthly spending levels will vary based on development and corporate activities. Because of the uncertainty regarding Forte’s future development pathway, Forte is unable to estimate the actual funds it will require for development of any potential product candidate and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the timing and structure of any strategic options that we pursue;
•	the terms of any collaboration agreements Forte may choose to initiate or conclude;
•	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration (“FDA”), and other comparable foreign regulatory authorities;
•

delay or failure in obtaining the necessary approvals from regulators or institutional review boards (“IRBs”) in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•	failure of third-party contractors, such as contract research organizations (“CROs”), or investigators to comply with regulatory requirements, including Good Clinical Practices (“GCPs”);
•

governmental or regulatory delays and changes in regulation or policy relating to the development and commercialization of a product candidate by the FDA or other comparable foreign regulatory authorities;

•	undertaking and completing additional pre-clinical studies to generate data required to support the clinical development of a product candidate;
•	inability to enroll sufficient patients to complete a protocol;
•	difficulty in having patients complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	problems with biopharmaceutical product candidate storage, stability and distribution;
•	its inability to add new or additional clinical trial sites;
•	varying interpretations of the data generated from its preclinical or clinical trials;
•	inability to manufacture, or obtain from third parties, adequate supply of biopharmaceutical product candidate sufficient to complete its preclinical studies and clinical trials;
•

the costs of establishing, maintaining, and overseeing a quality system compliant with current good manufacturing practice requirements (“cGMPs”) and a supply chain for the development and manufacture of its product candidate;

•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against Forte;
•	the effect of competing technological and market developments;
•	the cost and timing of establishing, expanding and scaling manufacturing capabilities;
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

Forte does not have any committed external source of funds or other support for its development efforts, and Forte cannot be certain that additional funding will be available on acceptable terms, or at all. Until Forte can generate sufficient product or royalty revenue to finance its cash requirements, which Forte may never do, Forte expects to finance its future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If Forte raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. Further, to the extent that Forte raises additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, each existing investors’ ownership interest will be diluted. If Forte raises additional capital through debt financing, Forte would be subject to fixed payment obligations and may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If Forte raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, Forte may have to relinquish certain valuable rights to its product candidate, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Forte also could be required to seek collaborators for one or more of its current or future product candidates at an earlier stage than otherwise would be desirable or relinquish its rights to product candidates or technologies that Forte otherwise would seek to develop or commercialize itself. If Forte is unable to raise additional capital in sufficient amounts or on terms acceptable to it, Forte may have to significantly delay, scale back or discontinue the development or commercialization of one or more of its other research and development initiatives. Any of the above events could significantly harm its business, prospects, financial condition and results of operations and cause the price of its common stock to decline.

If Forte fails to comply with its obligations under the license agreement with the U.S. Department of Health and Human Services, as represented by the National Institute of Allergy and Infectious Diseases (“DHHS”) or otherwise experience disruptions to its business relationship with DHHS, Forte could lose its license rights to FB-401.

Forte’s DHHS license agreement imposes various diligence, milestone payment, royalty and other obligations on Forte. If Forte fails to comply with its obligations under these agreements, or Forte is subject to a bankruptcy, the licensor may have the right to terminate the license, in which event Forte would not be able to advance FB-401 or market products covered by the license.

Topical live biotherapeutic is a novel approach and negative perception of any product candidate that Forte develops could adversely affect its ability to conduct its business or obtain regulatory approvals for such product candidate.

Microbiome therapies and therapy candidates in general are a relatively new and novel approach. In the United States and the European Union, Forte is not aware of any products to date have been approved specifically demonstrating an impact on the microbiome as part of their therapeutic effect. Microbiome therapies in general may not be successfully developed or commercialized or gain the acceptance of the public or the medical community. Although Forte has discontinued the advancement of FB-401, if Forte resumes product development activities in this field, Forte’s success will depend upon physicians who specialize in the treatment of diseases targeted by Forte’s product candidates prescribing potential treatments that involve the use of its product candidate in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Forte’s success will also depend on consumer acceptance and adoption of any products that Forte commercializes. Adverse events in clinical trials of its product candidate or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of the microbiome, could result in delay in regulatory approval or a decrease in demand for any product candidate Forte develops. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit Forte’s ability to develop or commercialize any product candidate, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on Forte’s business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of or demand for any products Forte may develop.

Although Forte has discontinued the advancement of FB-401, even if Forte resumes product development activities, Forte’s ability to successfully develop any product candidate is highly uncertain.

Although Forte has discontinued the advancement of FB-401, even if Forte resumes product development activities, Forte’s ability to successfully develop any product candidate is highly uncertain and is dependent on numerous factors, many of which are beyond Forte’s control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

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

•	manufacturing costs, formulation issues, manufacturing deficiencies or other factors that make a product candidate uneconomical; and
•	proprietary rights of others and their competing products and technologies that may prevent a product candidate from being commercialized.

The length of time necessary to complete clinical trials and to submit an application for marketing approval of a drug product candidate for a final decision by a regulatory authority may also be difficult to predict for any given product candidate.

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

In addition, if any of Forte’s drug product candidates are approved for marketing, Forte will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration. If approved, any of its drug products would be subject to restrictions on its products’ labels and other conditions of regulatory approval that may limit its ability to market its products. Forte will also need to comply (and ensure that its third-party contractors comply) with cGMPs, and Good Clinical Practice (“GCP”), as Forte (and its third-party contractors) will be required to comply with these requirements for the products or product candidates used in its clinical trials or post-approval studies. In addition, Forte will need to comply with GCPs for any clinical trial conducted for any therapeutic indications Forte may develop for approval. In addition, there is always the risk that Forte or a regulatory authority might identify previously unknown problems with a drug product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements and other regulatory requirements is costly and any failure to comply or other issues with its product post-approval could have a material adverse effect on its business, financial condition and results of operations.

Clinical development is a lengthy and expensive process, with an uncertain outcome. Although Forte has discontinued the advancement of FB-401, even if Forte resumes product development activities of FB-401 or any other product candidate, Forte may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidate.

To obtain the requisite regulatory approvals to commercialize any product candidate, Forte must demonstrate through extensive clinical trials that its product candidate is safe and effective in humans for its intended use. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. As seen with the FB-401 trial discussed above, Forte may be unable to establish clinical endpoints, dose levels and regimens or bioanalytical assay methods that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of these studies or trials do not necessarily predict final results. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidate performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidate.

Successful completion of clinical trials is a prerequisite to submitting a BLA to the FDA, and similar marketing applications to comparable foreign regulatory authorities, for each product candidate, and, consequently, the ultimate approval and commercial marketing of any product candidate.

Although Forte has discontinued the advancement of FB-401, even if Forte resumes product development activities, Forte may experience delays in completing its clinical trials. Forte also may experience numerous unforeseen events during, or as a result of, any future clinical trials that Forte could conduct that could delay or prevent its ability to receive marketing approval or commercialize its product candidate, including:

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

•

the cost of clinical trials of its product candidates may be more than Forte anticipates or more than its available financial resources, and Forte may need to delay or suspend one or more trials until Forte completes additional financing transactions or otherwise receives adequate funding;

•

the supply or quality of Forte’s product candidates or other materials necessary to conduct clinical trials of its product candidate may be insufficient or inadequate and may not achieve compliance with applicable cGMPs;

•

Forte’s product candidates may have undesirable side effects or other unexpected characteristics, causing it or its investigators, regulators or IRBs or ethics committees to suspend or terminate clinical trials, or reports may arise from clinical testing of its product candidate that raise safety or efficacy concerns about its product candidate;

•

clinical trials of Forte’s product candidates may produce negative or inconclusive results, which may result in it deciding, or regulators requiring it, to conduct additional clinical trials or suspend or terminate its clinical trials;

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

Although Forte has discontinued the advancement of FB-401, if Forte resumes product development activities, Forte’s future clinical trials or those of its future collaborators may reveal significant adverse events not seen in its preclinical studies or other clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of its product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, Forte must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The results of preclinical studies as well as early clinical trials of a product candidate may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such clinical trials are completed. There is typically an extremely high rate of attrition from the failure of product candidate proceeding through clinical trials.

Although Forte has discontinued the advancement of FB-401, if Forte resumes product development activities, Forte’s product candidates may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the healthcare industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy and/or unacceptable safety issues, notwithstanding promising results in earlier preclinical studies or clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of Forte’s future clinical trials would be successful or support further clinical development of any product candidates.

If significant adverse events or other side effects are observed in any potential future clinical trials, Forte may have difficulty recruiting patients to its clinical trials, patients may drop out of such trials or Forte may be required to significantly redesign or terminate trials or its development efforts of one or more product candidates altogether. Forte, the FDA, or other applicable regulatory authorities or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the healthcare industry that initially showed therapeutic promise in early-stage clinical trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm Forte’s business, financial condition and prospects.

If Forte resumes product development activities, interim top-line and preliminary data from its clinical trials that Forte announces or publishes from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

If Forte resumes product development activities, once Forte commences future clinical trials, Forte may from time to time publish interim top-line or preliminary data from such trials. Interim data from these clinical trials would be subject to the risk that one or more of the outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data Forte previously published. As a result, any such interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm its business prospects.

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

Despite the implementation of security measures, Forte’s internal computer systems and those of its future CROs, contract manufacturing organizations (“CMOs”) and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While Forte has not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in its operations, it could result in a material disruption of its development programs and its business operations.  To the extent that any disruption or security breach were to result in a loss of, or damage to, its data or applications, or inappropriate disclosure of confidential or proprietary information, Forte could incur liability and the further development and commercialization of its product candidate could be delayed.

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

Forte currently has no marketing and sales organization and has no experience in marketing products. Although Forte has discontinued the advancement of FB-401, if Forte resumes product development activities and is unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell its product candidate, Forte may not be able to generate product revenue.

Forte currently has no sales, marketing or distribution capabilities and has no experience in marketing products. For the potential commercialization of FB-401, Forte previously intended to develop an in-house marketing organization and sales force.  Although Forte has discontinued the advancement of FB-401, if Forte resumes product development activities, building out such a marketing organization and sales force will require significant capital expenditures, management resources and time. Forte will have to compete with other healthcare companies to recruit, hire, train and retain marketing and sales personnel.

In addition to establishing internal sales, marketing and distribution capabilities, for the potential commercialization of FB-401, Forte previously intended to pursue collaborative arrangements regarding the sales and marketing of its products. There can be no assurance that Forte would be able to establish or maintain such collaborative arrangements, with respect to any future product candidate, or if Forte is able to do so, that it will have effective sales forces. Any revenue Forte receives from such future potential arrangements will depend upon the efforts of such third parties, which may not be successful. Forte may have little or no control over the marketing and sales efforts of such third parties, and its revenue from product sales may be lower than if Forte had commercialized its product candidates directly.

Although Forte has discontinued the advancement of FB-401, if Forte resumes product development activities there can be no assurance that Forte will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Forte’s general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive and could adversely impact our ability to successfully complete a strategic transaction. Failure to complete such a strategic transaction or secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on its growth strategy, financial performance and stock price. In addition, there is a risk that one or more of its current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect its ability to attain its operating goals on schedule and on budget. Furthermore, its stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Risks related to government regulation

Although Forte has discontinued the advancement of FB-401, if Forte resumes product development activities, changes in the legal and regulatory environment could limit Forte’s future business activities, increase its operating or regulatory costs, reduce demand for its product candidates or result in litigation.

Although Forte has discontinued the advancement of FB-401, if Forte resumes product development activities the conduct of Forte’s business, including the development, testing, production, storage, distribution, sale, display, advertising, marketing, labeling, health and safety practices will continue to be subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies outside the United States in markets in which its products candidates and components thereof (such as packaging) may be manufactured or sold.

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

Although Forte has discontinued the advancement of FB-401, if Forte resumes product development activities, and Forte is not able to obtain, or if there are delays in obtaining, required regulatory approvals for any product candidates it may develop, Forte will not be able to commercialize, or will be delayed in commercializing, such product candidates and its ability to generate revenue will be materially impaired.

Any product candidate Forte may develop, and the activities associated with the development and commercialization of any such product candidate, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before Forte can commercialize any product candidate, Forte must obtain marketing approval. Forte has never received approval to market any product candidates from regulatory authorities in any jurisdiction and it is possible that none of its current and future product candidates will ever obtain regulatory approval. Forte, as a company, has no experience in filing and supporting the applications necessary to gain regulatory approvals and expects to rely on third-party CROs and/or regulatory consultants to assist it in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety, efficacy, purity, and potency.

Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidate Forte develops may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude it from obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND/BLA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that its data are insufficient for approval and require additional preclinical, clinical or other studies. Any product candidate

Forte seeks to develop could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

In addition, even if Forte were to obtain approval, regulatory authorities may approve its product candidate for fewer or more limited indications than Forte requests, may include limitations for use or contraindications that limit the suitable patient population, may not approve the price Forte intends to charge for its products, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for any product candidate Forte develops.

If Forte experiences delays in obtaining approval or if Forte fails to obtain approval of any product candidate it seeks to develop, the commercial prospects for such product candidate may be harmed, and its ability to generate revenues will be materially impaired.

Risks related to Forte’s intellectual property

If Forte is unable to obtain and maintain patent protection for any product candidate Forte develops, its competitors could develop and commercialize products or technology similar or identical to Forte’s, and its ability to successfully commercialize any product candidate Forte may develop, and its technology, may be adversely affected.

Forte’s success depends in large part on its ability to obtain and maintain patent protection in the United States and other countries with respect to any product candidate and other technologies Forte may develop. Forte has historically sought to protect its proprietary position by filing patent applications in the United States and abroad relating to FB-401, as well as other technologies that are important to its business. Given that the development of its technology and product candidate is at an early stage, its intellectual property portfolio with respect to certain aspects of its technology and product candidate is also at an early stage. Forte has filed or intends to file patent applications on these aspects of its technology and its product candidate; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, Forte has only filed provisional patent applications on certain aspects of its technology and product candidate and each of these provisional patent applications is not eligible to become an issued patent until, among other things, Forte files a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause Forte to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. Forte cannot be certain, however, that the claims in its pending patent applications covering the composition of matter of FB-401, will be considered patentable by the United States Patent and Trademark Office (“USPTO”), or by patent offices in foreign countries, or that the claims in any of its issued patents will be considered valid and enforceable by courts in the United States or foreign countries. In particular, Forte cannot be certain that composition claims relating to microorganisms, including species of Gram-negative bacteria such as Roseomonas mucosa, will be considered patentable by the USPTO, or by patent offices in foreign countries, or that the claims in any of its issued patents will be considered valid and enforceable by courts in the United States or foreign countries.

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

Forte’s rights to develop and commercialize its product candidates may be subject, in part, to the terms and conditions of future licenses granted to it by others.

Forte may rely upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of its product candidates. Patent rights that Forte in-license in the future may be subject to a reservation of rights by one or more third parties. As a result, any such third parties may have certain rights to such intellectual property.

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

If Forte fails to comply with its obligations in agreements under which it options or licenses intellectual property rights from future collaborators or licensors or otherwise experience disruptions to its business relationships with future collaborators or licensors, it could lose intellectual property rights that are important to its business.

Forte may enter into agreements with future collaborators that impose various economic, development, diligence, commercialization, and other obligations on us. Such collaboration agreements may also require Forte to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products. Forte’s future collaborators might conclude that it has materially breached its obligations under such agreements and might therefore terminate or seek damages under the agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these agreements. Termination of these agreements could cause Forte to lose the rights to certain patents or other intellectual property, or the underlying patents could fail to provide the intended exclusivity, and competitors or other third parties may have the freedom to seek regulatory approval of, and to market, products similar to or identical to Forte’s and Forte may be required to cease its development and commercialization of certain of its product candidates. Any of the foregoing could have a material adverse effect on Forte’s competitive position, business, financial conditions, results of operations, and growth prospects.

Moreover, disputes may arise regarding intellectual property subject to a collaboration agreement, including:

•	the scope of the option or license rights granted under the agreement and other interpretation-related issues;
•	the extent to which Forte’s technology and processes infringe on intellectual property of the collaborator that is not subject to the option or license rights granted under the agreement;
•	the sublicensing of patent and other rights under Forte’s collaborative development relationships;
•	Forte’s diligence obligations under the agreement and what activities satisfy those diligence obligations;
•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by Forte’s collaborators and us and our other partners; and
•	the priority of invention of patented technology.

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

Issued patents covering Forte’s product candidates could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

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

Forte currently, and may in the future continue to, relies on third parties to assist it in developing and manufacturing its product candidates. Accordingly, Forte must, at times, share know-how and trade secrets with them. Forte may in the future also enter into research and development collaborations with third parties that may require it to share know-how and trade secrets under the terms of its research and development partnerships or similar agreements. Forte seeks to protect its know-how, trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements, and including in its vendor and service agreements terms protecting its confidential information, know-how and trade secrets, with parties who have access to such information, such as its employees, scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. Forte also enters into confidentiality and invention or patent assignment agreements with its employees and consultants as well as trains its employees not to bring or use proprietary information or technology from former employers to Forte or in their work, and Forte reminds former employees when they leave their employment of their confidentiality obligations. However, Forte cannot guarantee that Forte has entered into such agreements with each party that may have or have had access to its trade secrets or proprietary technology and processes. Forte also seeks to preserve the integrity and confidentiality of its data and other confidential information by maintaining physical security of its premises and physical and electronic security of its information technology systems.

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

Forte currently has rights to certain intellectual property, through licenses from third parties, to develop FB-401. If we fail to comply with our obligations under our license agreements, the licensor may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market, or may be forced to cease developing, manufacturing or marketing, any product that is covered by these agreements or may face other penalties under such agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, or impede, delay or prohibit the further development or commercialization of one or more product candidates that rely on such agreements.

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

Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from Forte’s business, and may impact its reputation. In the event of a successful claim of infringement against Forte, Forte may be enjoined from further developing or commercializing its infringing product candidate or other technologies. In addition, Forte may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign its infringing product candidate or technologies, which may be impossible or require substantial time and monetary expenditure. In that event, Forte would be unable to further develop and commercialize its product candidates or other technologies, which could harm its business significantly.

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measure by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $23.53 per share, or approximately 82%, from $28.59 per share as of the close of business on September 2, 2021 to $5.06 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on November 4, 2021, was $3.23 per share.  Some of the other factors that may cause the market price of Forte’s common stock to fluctuate include:

•	any strategic options that Forte pursues or announces;
•	Forte’s ability to obtain regulatory approvals for its product candidates, and delays or failures to obtain such approvals;
•	failure of any of Forte’s product candidates, if approved, to achieve commercial success;
•	Forte’s failure to maintain its existing third-party license and supply agreements;
•	failure by Forte or its licensors to prosecute, maintain, or enforce its intellectual property rights;
•	changes in laws or regulations applicable to Forte’s product candidates;
•	any inability to obtain adequate supply of Forte’s product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services or technologies by Forte’s competitors;
•	failure to meet or exceed financial and development projections Forte may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by Forte or its competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and Forte’s ability to obtain patent protection for its technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about Forte’s business, or if they issue an adverse or misleading opinion regarding its business and stock;
•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions;
•	sales of Forte’s common stock by Forte or its stockholders in the future;
•	trading volume of Forte’s common stock;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of Forte;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in Forte’s financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of Forte’s common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the company’s profitability and reputation. In addition, such securities litigation often has ensued after a reverse merger or other merger and acquisition activity. Such litigation if brought could negatively impact Forte’s business, either before or after a potential future strategic transaction.

Additionally, a decrease in the stock price of the company may cause Forte’s common stock to no longer satisfy the continued listing standards of Nasdaq. If the company is not able to maintain the requirements for listing on Nasdaq, it could be delisted, which could have a materially adverse effect on its ability to raise additional funds as well as the price and liquidity of its common stock.

Forte will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

Following the Merger completed in the second quarter of 2020, Forte has incurred and will continue to incur significant legal, accounting and other expenses that the predecessor company of Forte did not incur as a private company, including costs associated with public company reporting requirements. Forte will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new requirements implemented by the SEC and Nasdaq. These rules and regulations are expected to increase Forte’s legal and financial compliance costs and to make some activities more time consuming and costly. For example, Forte’s management team consists of the executive officers of the operating company that survived the Merger, some of whom have not previously managed and operated a public company. These executive officers and other personnel need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations also may make it difficult and expensive for Forte to obtain and maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for Forte to attract and retain qualified individuals to serve on its board of directors or as executive officers, which may adversely affect investor confidence in and could cause Forte’s business or stock price to suffer.

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

Forte’s bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between Forte and its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with Forte or its directors, officers or other employees.

Forte’s bylaws provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on Forte’s behalf, any action asserting a breach of fiduciary duty owed by any of its directors, officers or other employees to Forte or its stockholders, any action asserting a claim against it arising pursuant to any provisions of the DGCL, its certificate of incorporation or its bylaws, or any action asserting a claim against it that is governed by the internal affairs doctrine; provided, that these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Forte or its directors, officers or other employees, which may discourage such lawsuits against Forte and its directors, officers and other employees. If a court were to find the choice of forum provision contained in the bylaws to be inapplicable or unenforceable in an action, Forte may incur additional costs associated with resolving such action in other jurisdictions.

Forte does not anticipate paying any cash dividends in the foreseeable future.

The current expectation is that Forte will retain its future earnings, if any, to fund the development and growth of its business and to preserve capital as it explores strategic alternatives. As a result, capital appreciation, if any, of Forte’s common stock will be its stockholders’ sole source of gain, if any, for the foreseeable future.

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

The company will have broad discretion in the use of proceeds from any capital raising efforts, including private placement financings, and may invest or spend the proceeds in ways with which its stockholders do not agree and in ways that may not increase the value of their investments.

Forte has and will continue to have broad discretion over the use of proceeds from any capital raising efforts, including private placement financings completed in 2020. Its stockholders may not agree with Forte’s decisions, and its use of the proceeds may not yield any return on its stockholders’ investments. Forte’s failure to apply the net proceeds of such financings effectively could compromise its ability to pursue its growth strategy and Forte might not be able to yield a significant return, if any, on its investment of these net proceeds. Forte’s stockholders will not have the opportunity to influence its decisions on how to use the net proceeds from such financings.

If Forte fails to maintain proper and effective internal controls, its ability to produce accurate financial statements on a timely basis could be impaired.

Forte is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that Forte maintain effective disclosure controls and procedures and internal control over financial reporting. Forte must perform system and process evaluation and testing of its internal control over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting in its Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that Forte incur substantial professional fees and internal costs to expand its accounting and finance functions and that it expends significant management efforts. Forte may experience difficulty in meeting these reporting requirements in a timely manner.

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

As of September 30, 2021, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Forte has initiated a process to explore and review a range of strategic alternatives focused on maximizing stockholder value. The Company is exploring the potential for a possible merger, business combination, asset acquisition or sales, collaboration or licensing arrangements. Forte has engaged a financial advisory firm to act as a strategic advisor for this process. There can be no assurance that this exploration of strategic alternatives will result in Forte entering or completing any transaction.

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

Forte Biosciences, Inc.

Date: November 8, 2021	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)