Form 10-K
period 2021-12-31
Forte Biosciences, Inc.
filed 2022-03-31
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

sep

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38052

FORTE BIOSCIENCES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-1243872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3060 Pegasus Park Drive, Building 6 Dallas, Texas	75247
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 618-6994

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FBRX	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021 was $395.7 million.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2022 was 14,761,261.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021.

Auditor Firm ID: 199	Auditor Name: Mayer Hoffman McCann P.C.	Auditor Location: San Diego, California

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as it cannot be assured that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “pro forma,” “should,” “will,” “would,” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. For example, forward-looking statements include, but are not limited to statements about:

•	any statements of the plans, strategies and objectives of management for future operations;

•	any statements regarding our activities to evaluate and pursue strategic alternatives following our determination to discontinue the advancement of FB-401;

•	any statements concerning proposed new products, services or developments;

•	any statements regarding any business disruption or potential impact to our business due to COVID-19;

•	any statements regarding future economic conditions or performance;
•	any statements regarding future regulatory approvals;
•	our expectations regarding the timing of product launches, as well as product features and specifications;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the timing, scope and likelihood of regulatory filings and approvals for future product candidates;

•	our estimates regarding the sufficiency of our cash resources and our need for additional funding;
•	our expectations regarding the market size, market growth and growth potential for our business;
•	our ability to grow our business;

•	our internal control environment; and

•	our intended use of the net proceeds from offerings of our securities or other financings we may complete from time to time.

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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions.  Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information.  Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and other similar sources.

Item 1. Business

Overview

Forte Biosciences, Inc. and its subsidiaries (www.fortebiorx.com) (“Forte”, “we”, “our”) is a biopharmaceutical company that had been advancing through clinical trials its product candidate, FB-401, which is a topical live biotherapeutic for the treatment of inflammatory skin diseases, including pediatric and adult patients with atopic dermatitis (“AD”). FB-401 was developed in collaboration with the Department of Health and Human Services (“DHHS”), as represented by the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (“NIAID”). On September 2, 2021, the Company announced that the clinical trial of FB-401 for the treatment of AD failed to achieve statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI). Following the announcement of the FB-401 trial results, our board of directors commenced a process of evaluating strategic alternatives to maximize stockholder value including the in-licensing or acquisition of assets, a merger, asset sales, a collaboration or other arrangements. On February 1, 2022, the Company notified the DHHS of its intent to terminate the license agreement with an effective termination date of April 2, 2022. We had $42.0 million in cash and cash equivalents as of December 31, 2021. We have scaled back our clinical and manufacturing operations to conserve cash as we pursue strategic alternatives.

On June 15, 2020, Forte completed a business combination (the “Merger”) with Tocagen, Inc. (“Tocagen”), a publicly traded biotechnology company, with Forte being the surviving business. As part of the Merger, the then outstanding Tocagen common stock was adjusted with a reverse split ratio of 1-for-15 and each share of Forte’s common stock was converted into the right to receive approximately 3.1624 shares of Tocagen common stock (prior to giving effect to the reverse split).  Immediately prior to the closing of the Merger, the Tocagen legal entity that survived the Merger changed its name to Forte Biosciences, Inc. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to the Merger, Forte was a privately held company incorporated in Delaware on May 3, 2017.

The Company also has been developing its FB-102 program that addresses certain autoimmune diseases such as vitiligo and alopecia areata (“AA”).

Our Approach

We had been developing a novel approach for treating inflammatory skin disease using a topical live biotherapeutic. Although bacteria are often associated with infection and disease, much of the bacteria that colonize the human body are essential for life.  A few recent scientific studies have focused on the benefits of commensal bacteria which act on the human body’s immune system to induce protective responses that prevent colonization and invasion by pathogens.

The NIH was the first to culture Gram-negative bacteria from the skin and has been a thought leader in understanding the bacterial composition of the skin. The work at NIH has:

•	Identified substantial differences in the Gram-negative microbiome present on the skin of AD patients versus those of healthy volunteers (“HV”) using genetic-based microbiome analysis;
•	Found that the predominant species of skin commensal Gram-negative bacteria in HV was Roseomonas mucosa; and
•	Discovered that over 50% of Atopic Dermatitis patients did not have any culturable Gram-negative flora, consistent with DNA-based analysis.

Our former lead product candidate, FB-401, consisted of three therapeutic strains of a commensal Gram-negative bacteria, Roseomonas mucosa, which were specifically selected for their impact on key parameters of inflammatory skin disease. Following the announcement of FB-401 trial results, we have discontinued further clinical development of FB-401.

The Company’s FB-102 program aims to address key pathways which have been implicated in certain autoimmune diseases such as vitiligo and AA.  Vitiligo is a disease of the skin mediated primarily by natural killer cells and cytotoxic T lymphocytes (“CD8+”) that kill melanocytes resulting in white spots on the skin. In the United States there are approximately 2 million people with vitiligo. AA is a disease in which immune cells attack and damage hair follicles and is mediated primarily by certain classes of immune cells. FB-102 is in preclinical development.

Manufacturing

The manufacturing development of FB-401 was conducted following the general principle set forth in the FDA’s June 2016 Guidance for Industry: “Early Clinical Trials with Live Biotherapeutic Products: Chemistry, Manufacturing, and Control Information”.

Forte had used contract manufacturing and testing organizations to support the manufacturing of its FB-401 drug product candidate. Following the September 2, 2021 announcement of our clinical readout, Forte began the process to wind down manufacturing operations which were substantially complete as of December 31, 2021.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, strong competition and an emphasis on proprietary products. We believe that the key competitive factors affecting the success of any product candidate will include efficacy, safety profile, method of administration, cost, level of promotional activity and intellectual property protection.

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

Intellectual Property

In December 2017, Forte entered into an exclusive license agreement with the DHHS, as represented by the NIAID and NIH. This license agreement was amended in May 2020. Under the agreement, the DHHS granted Forte an exclusive, sublicensable and worldwide license to certain rights in 12 patents under which we may develop and commercialize pharmaceutical and biological compositions comprising Gram-negative bacteria for the topical treatment of dermatological diseases and conditions.

Under the amended DHHS License, the Company was obligated to pay the DHHS a minimum annual payment of $20,000 for 2020, which increased to $100,000 annually beginning January 1, 2021.  The Company was required to reimburse the DHHS for certain patent-related expenses. In addition, the Company may also be obligated to make milestone payments to the DHHS based on achieving specified development and regulatory milestones for the first licensed product. Such development milestone payments are the completion of patient enrollment in a phase 3 clinical trial and the completion of a phase 3 clinical trial demonstrating a statistically significant efficacy benefit. The regulatory milestones are the receipt of the first FDA approval and the first non-USA regulatory agency approval. In addition, to the extent licensed products are approved for commercial sale, the Company is also obligated to pay the DHHS royalties based on net sales of licensed products sold by the Company and if applicable, its sublicensees. No such milestones had been met as of December 31, 2021. On February 1, 2022, the Company notified the DHHS of its intent to terminate the license agreement with an effective termination date of April 2, 2022.

The Company owns one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for the treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039.

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

The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy (“REMS”), to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS and the FDA will not approve the BLA without an approved REMS. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing. Newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and may also require the implementation of other risk management measures, including a REMS, or the conduct of post-marketing studies to assess a newly discovered safety issue.

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

Other Healthcare Laws

Biopharmaceutical manufacturers are subject to additional healthcare laws, regulation, and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal anti-kickback, anti-self-referral, false claims, transparency, including the federal Physician Payments Sunshine Act, consumer fraud, pricing reporting, data privacy, data protection, and security laws and regulations as well as similar foreign laws in the jurisdictions outside the U.S. Similar state and local laws and regulations may also restrict business practices in the biopharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information; state and local laws which require the tracking of gifts and other remuneration and any transfer of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of biopharmaceutical sales representatives; and state and local laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), thus complicating compliance efforts.

The risk of our being found in violation of these or other laws and regulations is increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to various interpretations. These laws and regulations are subject to change, which can increase the resources needed for compliance and delay product approval or commercialization. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Also, we may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments. Actual or alleged violation of any such laws or regulations may lead to investigations and other claims and proceedings by regulatory authorities and in certain cases, private actors, and violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, additional reporting obligations, and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in government healthcare programs and imprisonment.

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

The Affordable Care Act (“ACA”), for example, contains provisions that subject biological products to potential competition by lower-cost biosimilars and may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, address a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increase the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establish annual fees and taxes on manufacturers of certain branded prescription drugs, and create a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, and Forte expects there will be additional challenges and amendments to the ACA in the future. For example, in November 2020, the United States Supreme Court held oral arguments on the ACA case from the U.S. Court of Appeals for the 5th Circuit, which upheld the District Court ruling that the individual mandate is unconstitutional. In June 2021, the Supreme Court of the United States held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form.  In January 2021, President Biden issued an executive order to initiate a special enrollment period to allow people to obtain health insurance coverage through the ACA marketplace, and instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, among others. We cannot predict how the Supreme Court ruling, other litigation, or the healthcare reform measures of the Biden administration will impact our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020, the U.S. Department of Health and Human Services (“HHS”) and the CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drug products. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Individual states in the United States have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase Forte’s compliance burdens and expose it to greater liability under such state laws once it begins commercialization after obtaining regulatory approval for any of its products.

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

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any of Forte’s product candidates, some of Forte’s U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office (“PTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, Forte may apply for restoration of a patent term for Forte’s currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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

Additional Laws and Regulations Governing International Operations

If Forte further expands its operations outside of the United States, Forte must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which it plans to operate. The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from offering, paying, promising to pay, or authorizing payment of money or anything of value, to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to any foreign official, political party or candidate to influence the foreign official in his or her official capacity, induce the foreign official to do or omit to do an act in violation of his or her lawful duty, or to secure any improper advantage in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls.

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

Employees and Human Capital

As of March 15, 2022, we had 5 full-time employees, primarily engaged in research and development, manufacturing and administration. None of Forte’s employees are represented by labor unions or covered by collective bargaining agreements. Forte considers its relationship with its employees to be good.

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

Our principal executive office is located at 3060 Pegasus Park Drive, Building 6, Dallas TX 75247 and our telephone number is (310) 618-6994. Our corporate website is located at www.fortebiorx.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations page of our website located at https://www.fortebiorx.com/investor-relations/sec-filings/default.aspx. The SEC also maintains a website that contains our SEC filings. The address of that site is www.sec.gov.

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

Item 1A. Risk Factors.

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other public filings, in evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

The risks described below are not the only ones facing us. You should carefully consider these risks before making an investment in our common stock. These risks include, among others, the following:

•	Forte’s activities to evaluate and pursue strategic alternatives may not be successful.
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

In September 2021, Forte announced that topline data from its Phase 2 clinical trial of FB-401 for the treatment of atopic dermatitis failed to meet statistical significance for the primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measure by EASI) and given that result, Forte would not be advancing the development of FB-401. Following the announcement of the FB-401 trial results, in addition to evaluating and analyzing Forte’s plans regarding FB-401, Forte’s board of directors commenced a process of evaluating strategic alternatives to maximize stockholder value. Forte began to explore its available strategic alternatives, including a possible merger, business combination, asset acquisitions or sales, and collaboration and licensing arrangements. Forte has significantly reduced its research and development activities to reduce operating expenses while it evaluates these opportunities. Forte expects to devote significant time and resources to identifying and evaluating strategic transactions; however, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. In addition, potential strategic transactions that require stockholder approval may not be approved by Forte’s stockholders or a counterparty’s stockholders. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

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

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, Forte’s board of directors may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to Forte’s stockholders will depend heavily on the timing of such decision and, ultimately, on such liquidation, since the amount of cash available for distribution will continue to decrease as Forte funds its operations while it evaluates its strategic alternatives. In addition, if Forte’s board of directors were to approve and recommend, and its stockholders were to approve, a dissolution and liquidation of the company, Forte would be required under Delaware corporate law to pay its outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to its stockholders. Forte’s commitments and contingent liabilities may include (i) regulatory and clinical obligations; (ii) obligations under Forte’s employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control; (iii) potential litigation against Forte, and other various claims and legal actions arising in the ordinary course of business; and (iv) non-cancelable facility lease obligations. As a result of this requirement, a portion of Forte’s assets may need to be reserved pending the resolution of such obligations. In addition, Forte may be subject to litigation or other claims related to a dissolution and liquidation of the company. If a dissolution and liquidation were pursued, Forte’s board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of Forte’s common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company.

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

Forte is evaluating strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the company, and has suspended most of its research and development activities to reduce operating expenses while evaluating these opportunities.

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

Forte’s cash conservation activities may yield unintended consequences, such as attrition and reduced employee morale, which may cause remaining employees to seek alternative employment. Forte’s ability to successfully complete a strategic transaction depends in large part on its ability to retain certain personnel, particularly Paul A. Wagner, Ph.D., Forte’s Chief Executive Officer, and Tony Riley, Forte’s Chief Financial Officer. Despite Forte’s efforts to retain these employees, one or more may terminate their employment on short notice. The loss of the services of any of these employees could potentially harm Forte’s ability to evaluate and pursue strategic alternatives, as well as fulfill Forte’s reporting obligations as a public company.

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

Prior to discontinuing the advancement of FB-401, Forte was early in its development efforts. Prior to the closing of the reverse merger (“Merger”) with Tocagen, Inc. on June 15, 2020, Forte’s predecessor company was formed in 2017 as a privately held company. Forte has no products approved for commercial sale and has not generated any revenue from product sales. Forte’s ability to generate product revenue or profits was dependent on the successful development and eventual commercialization of FB-401. Given the failure of the FB-401 trial and the suspension of the advancement of FB-401, Forte may never be able to develop or commercialize a marketable product.

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

Forte is a healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date. As a result, Forte is not profitable and has incurred losses in each period since its inception in 2017. For the year ended December 31, 2021, Forte reported a net loss of $21.7 million. For the year ended December 31, 2020, Forte reported a net loss of $46.5 million, which includes a $32.1 million charge for in-process research and development expenses. As of December 31, 2021, Forte had an accumulated deficit of $73.2 million.

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

Forte’s operations have consumed substantial amounts of cash since inception. Although Forte has discontinued the advancement of FB-401, Forte expects to continue to spend a considerable amount of resources on pursuing strategic opportunities. Furthermore, if Forte resumes the development of FB-401 or any other product candidates, Forte would be required to spend substantial amounts to conduct clinical trials of such programs, to validate the manufacturing process and specifications for any such product candidate, to seek regulatory approvals for such product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of December 31, 2021, Forte had $42.0 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-K. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects and may change if Forte’s business plan changes from its current expected operating plan. Forte’s monthly spending levels will vary based on development and corporate activities. Because of the uncertainty regarding Forte’s future development pathway, Forte is unable to estimate the actual funds it will require for development of any potential product candidate and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Microbiome therapies and therapy candidates in general are a relatively new and novel approach. In the United States and the European Union, Forte is aware of only one product to date that has been approved specifically demonstrating an impact on the microbiome as part of their therapeutic effect. Microbiome therapies in general may not be successfully developed or commercialized or gain the acceptance of the public or the medical community. Although Forte has discontinued the advancement of FB-401, if Forte resumes product development activities in this field, Forte’s success will depend upon physicians who specialize in the treatment of diseases targeted by Forte’s product candidates prescribing potential treatments that involve the use of its product candidate in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Forte’s success will also depend on consumer acceptance and adoption of any products that Forte commercializes. Adverse events in clinical trials of its product candidate or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of the microbiome, could result in delay in regulatory approval or a decrease in demand for any product candidate Forte develops. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit Forte’s ability to develop or commercialize any product candidate, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on Forte’s business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of or demand for any products Forte may develop.

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

Forte’s employees are primarily located in California, and Forte or the third parties upon whom Forte depends may be adversely affected by natural disasters or the COVID-19 outbreak or other pandemics, and its business continuity and disaster recovery plans may not adequately protect Forte from a serious disaster.

Forte’s employees are primarily located in California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, such as the COVID-19 outbreak, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in it being unable to fully utilize its facilities, or the manufacturing facilities of its third-party contract manufacturers, may have a material and adverse effect on its ability to operate its business, particularly on a daily basis, and have significant negative consequences on its financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of its product candidate or interruption of its business operations. Earthquakes or other natural disasters could further disrupt its operations and have a material and adverse effect on its business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented it from using all or a significant portion of its headquarters, that damaged critical infrastructure, such as its research facilities or the manufacturing facilities of its third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for Forte to continue its business for a substantial period of time. The disaster recovery and business continuity plans Forte has in place may prove inadequate in the event of a serious disaster or similar event. Forte may incur substantial expenses as a result of the limited nature of its disaster recovery and business continuity plans, which, could have a material adverse effect on its business. As part of its risk management policy, Forte maintains insurance coverage at levels that Forte believes are appropriate for its business. However, in the event of an accident or incident at these facilities, Forte cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If its facilities, or the manufacturing facilities of its third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of its research and development programs may be harmed. Any business interruption may have a material and adverse effect on its business, financial condition, results of operations and prospects.

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

As of December 31, 2021, Forte has federal net operating loss carryforwards of $24.6 million which begin expiring in 2028 and state net operating loss carryforwards of $11.6 million that begin to expire in 2027, unless utilized. These NOL carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Forte’s existing NOL carryforwards may be subject to limitations arising from previous ownership changes, and if Forte undergo an ownership change in connection with or after the Merger, its ability to utilize NOL carryforwards could be further limited by Section 382. In addition, future changes in its stock ownership, many of which are outside of its control, could result in an ownership change under Sections 382. Forte’s NOL carryforwards may also be impaired under state law. Accordingly, Forte may not be able to utilize a material portion of its NOL carryforwards. Furthermore, its ability to utilize its NOL carryforwards is conditioned upon its attaining profitability and generating U.S. federal and state taxable income. As described above, Forte has incurred significant net losses since its inception and anticipates that Forte will continue to incur significant losses for the foreseeable future; and therefore, Forte does not know whether or when Forte will generate the U.S. federal or state taxable income necessary to utilize its NOL carryforwards that are subject to limitation by Sections 382.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect its business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In response to the COVID-19 public health emergency, the FDA has postponed some inspections and continues to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, has resumed prioritized domestic inspections, such as pre-approval and surveillance inspections.  In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. If a prolonged government shutdown or other disruption occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process its regulatory submissions, which could have a material adverse effect on its business, including its ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

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

•

the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require applicable manufacturers of certain drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to covered recipients, including U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) , certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measure by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $23.53 per share, or approximately 82%, from $28.59 per share as of the close of business on September 2, 2021 to $5.06 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on March 15, 2022, was $1.40 per share.  Some of the other factors that may cause the market price of Forte’s common stock to fluctuate include:

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

As of December 31, 2021, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We entered into a lease in December 2021 for office space in Dallas, Texas. The lease agreement is cancellable by the Company  with a 30-day notice. We also lease office space in Puerto Rico which is cancellable with a 30-day notice. We believe that our existing facilities are adequate to meet our current business requirements and that if additional space is required, it will be available on commercially reasonable terms. In addition, we believe that our existing facilities are in good condition and are adequate and suitable for their intended purposes.

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

Holders of Record

As of March 10, 2022, there were five stockholders of record. We are unable to estimate the actual number of stockholders represented by these record holders, as many of our shares are held by brokers and other institutions on behalf of our stockholders.

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

Securities authorized for issuance under equity compensation plan

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2021.

Sales of Unregistered Securities

There were no sales of unregistered securities by us during the year ended December 31, 2021.

Item 6. Reserved

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

Overview

Forte Biosciences, Inc. and its subsidiaries (www.fortebiorx.com) (“Forte”, “we”, “our”) is a biopharmaceutical company that had been advancing through clinical trials its product candidate, FB-401, which is a topical live biotherapeutic for the treatment of inflammatory skin diseases, including pediatric and adult patients with atopic dermatitis (“AD”). FB401 was developed in collaboration with the Department of Health and Human Services (“DHHS”), as represented by the National Institutes of Health (“NIH”), and the National Institute of Allergy and Infectious Diseases (“NIAID”). On September 2, 2021, Forte announced that the clinical trial of FB-401 for the treatment of AD failed to achieve statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI). Following the announcement of the FB-401 trial results, our board of directors commenced a process of evaluating strategic alternatives to maximize stockholder value including the in-licensing or acquisition of assets, a merger, asset sales, a collaboration or other arrangements. We had $42.0M in cash and cash equivalents as of December 31, 2021. We have scaled back our clinical and manufacturing operations to conserve cash as we pursue strategic alternatives. The Company also has been developing its FB-102 program that addresses certain autoimmune diseases such as vitiligo and alopecia areata.  FB-102 is currently in preclinical development.

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

On September 4, 2020, we entered into an “at-the-market” equity offering program (“ATM Facility”), as amended on October 28, 2020, whereby we may from time to time offer and sell shares of our common stock during the term of the ATM Facility. We did not issue any shares of common stock under the ATM Facility which expired in May 2021. We subsequently filed a new "shelf" registration statement on Form S-3 that went effective in June 2021 which will allow us to raise up to $300 million in additional capital. We incurred $106 thousand in offering costs related to this shelf registration statement which is recorded in Other Assets in the consolidated balance sheet as of December 31, 2021. We have not issued any securities under the new shelf registration statement as of the filing date of this Form 10-K.

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

Intellectual Property

In December 2017, Forte entered into an exclusive license agreement with the DHHS, as amended in May 2020. Under the agreement, the DHHS granted Forte an exclusive, sublicensable and worldwide license to certain rights in 12 patents under which we may develop and commercialize pharmaceutical and biological compositions comprising Gram-negative bacteria for the topical treatment of dermatological diseases and conditions. On February 1, 2022, the Company notified the DHHS of its intent to terminate the license agreement with an effective termination date of April 2, 2022.

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039.

COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, or COVID-19 and its variants, has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our operations. We are actively monitoring the impact of COVID-19 and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on us cannot currently be predicted. We will continue to evaluate the impact that these events could have on our operations, financial position, results of operations and cash flows.

Components of Operating Results

Revenue

We have no products approved for commercial sale or in active development and have not generated any revenue from product sales. In the future, we may generate revenue from product sales, royalties on product sales, license fees, milestones, or other upfront payments if we enter into any collaborations or license agreements. We expect that our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such payments and sales.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist primarily of salaries and benefits of research and development personnel and costs related to research activities, preclinical studies, clinical trials, drug manufacturing, and, in 2021, wind down costs incurred following the announcement of our unfavorable clinical trial results and the write-off of manufacturing property and equipment. Non-refundable advance payments for goods or services that will be used in future research and development activities are deferred and capitalized and are only expensed when the goods have been received or when the service has been performed rather than when the payment is made.

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

The Company has significantly reduced its research and development expenses as it considers its future plans regarding FB-401 and strategic alternatives.

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

Other Expenses, net

Other expense, net, consists of net foreign exchange losses and franchise taxes, partially offset by interest earned on our cash and cash equivalents balances.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Stock-Based Compensation

We account for stock-based compensation arrangements with employees, directors and non-employees in accordance with Accounting Standards Codification (“ASC”) 718, Stock Compensation. Stock-based awards issued by us have been primarily stock options and restricted stock units with time-based or performance-based vesting. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based awards. To determine the grant-date fair value of stock options, we utilize the Black-Scholes option pricing model, which is impacted by the fair value of our common stock as well as other variables including, but not limited to, the expected term that stock-based awards will remain outstanding, expected common stock price volatility over the expected term of the stock-based awards, risk-free interest rates and expected dividends.

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

For stock-based awards with time-based vesting which includes stock options and restricted stock units, stock-based compensation is recognized over the period during which an awardee is required to provide services in exchange for the stock-based award, known as the requisite service period (usually the vesting period), on a straight-line basis. For time-based stock awards, stock-based compensation expense is recognized based on the fair value determined on the date of grant. For stock-based awards with performance-based vesting, the fair value of the award is recognized as expense when the achievement of the associated performance criteria becomes probable.

The Company has an employee stock purchase plan (“ESPP”). The fair value of each purchase under the ESPP is estimated at the beginning of the offering period using the Black-Scholes option pricing model.

Estimates of the fair value of stock-based awards as of the grant date using the Black-Scholes option pricing model are affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop and involve inherent uncertainties and the application of significant judgment. If we use significantly different assumptions or estimates, our equity-based compensation could be materially different.

These inputs are:

Expected term – The expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method which is based on the mid-point between the vesting period and the end of the contractual term. We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards.

Expected volatility – Due to the Company’s limited trading of its common stock and lack of company-specific historical or implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies in the life sciences industry whose shares are publicly traded. The Company selects the peer group based on comparable characteristics, including development stage, product pipeline, and enterprise value. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until sufficient amount of historical information regarding the volatility of its own stock price become available.

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

Income Taxes

We account for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities, net operating loss and credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following tables summarize our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$13,853	$10,004	$3,849
General and administrative	7,633	4,221	3,412
In-process research and development assets acquired	—	32,057	(32,057)
Total operating expenses	21,486	46,282	(24,796)
Other expenses, net	222	205	17
Net Loss	$21,708	$46,487	$(24,779)

Research and Development Expenses

Research and development expenses were $13.8 million for the year ended December 31, 2021, compared to $10.0 million during the same period in 2020. The increase of $3.8 million was primarily due to a net increase of approximately $1.6 million of manufacturing, clinical and regulatory expenses as we advanced our FB-401 program through FDA clinical trials, the subsequent wind down costs incurred following the announcement of our unfavorable clinical trial results, and an increase of approximately $2.2 million in payroll and related expenses including stock-based compensation expense as we increased our average headcount.

General and Administrative Expenses

General and administrative expenses were $7.6 million for the year ended December 31, 2021 compared to $4.2 million for the same period of 2020. This increase of $3.4 million was primarily due to an increase of approximately $2.6 million in payroll and related expenses including stock-based compensation expense as we increased our average headcount and an increase of approximately $0.8 million in legal, professional, insurance and other expenses as a result of being a public company.

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

Other Expenses, net

Other expenses, net increased by $17 thousand during 2021 compared to 2020 primarily due to an increase in franchise taxes of $85 thousand partially offset by reduced foreign currency transaction losses of $65 thousand from contracts denominated in currencies other than the U.S. dollar as a result of differences between the exchange rates on the billing dates and the payment dates and an increase in interest income of $3 thousand as a result higher average cash and cash equivalents.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or out-licenses. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was approximately $21.7 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of approximately $73.2 million. We expect to incur expenses and operating losses for the foreseeable future as we evaluate our strategic alternatives.

Prior to the closing of the Merger, we raised net cash proceeds of approximately $9.9 million in a Series A financing round from a private placement of preferred stock. In connection with the Merger, we issued 3,804,817 shares of our common stock (after giving effect to the exchange ratio and reverse split), and warrants to purchase 2,752,546 shares of our common stock (after giving effect to the exchange ratio and reverse split) for net proceeds of $19.4 million. In addition, on June 16, 2020, we issued an additional 411,112 shares of common stock for net proceeds of $4.6 million.

On September 4, 2020, we entered into an “at-the-market” equity offering program (“ATM Facility”), as amended on October 28, 2020, whereby we could from time to time offer and sell shares of our common stock during the term of the ATM Facility. We did not issue any shares of common stock under the ATM Facility which expired in May 2021. We subsequently filed a new "shelf" registration statement on Form S-3 that went effective in June 2021 which will allow us to raise up to $300 million in additional capital. We incurred $106 thousand in offering costs related to this shelf registration statement which is recorded in Other Assets in the consolidated balance sheet for the period ended December 31, 2021. We have not issued any securities under the new shelf registration statement as of the filing date of this Form 10-K.

On November 2, 2020, we completed a public offering of 1,614,035 shares of our common stock at $28.50 per share, which included the over-allotment option exercised by the underwriters to purchase an additional 210,526 shares. Total net proceeds were $42.7 million after deducting underwriting discounts and other offering expenses of approximately $3.3 million.

We issued 673,463, 560,402 and 655,409 shares of our common stock pursuant to cashless exercises by certain warrant holders in February, June and September of 2021, respectively. As of December 31, 2021, no Concurrent Financing Warrants were outstanding (see Note 6 to the Consolidated Financial Statements included elsewhere in this Annual Report).

We had cash and cash equivalents of approximately $42.0 million as of December 31, 2021.  We believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the filing date of this Form 10-K.

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

Summary Consolidated Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(16,677)	$(18,423)
Investing activities	—	3,582
Financing activities	(44)	66,667
Net increase (decrease) in cash	$(16,721)	$51,826

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $16.7 million and consisted primarily of a net loss of $21.7 million adjusted for non-cash stock-based compensation of $4.2 million, depreciation and impairment charges on property and equipment of $0.1 million and a decrease in net operating assets of $0.7 million.

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

Investing activities

There was no cash flow from investing activities for the year ended December 31, 2021.

Cash provided by investing activities of $3.6 million for the year ended December 31, 2020 consisted of cash acquired from the reverse merger with Tocagen, Inc. that closed on June 15, 2020.

Financing Activities

Net cash used in financing activities was $44 thousand for the year ended December 31, 2021, which consisted of $106 thousand in payments related to our shelf registration, partially offset by $62 thousand of proceeds received for the exercise of stock options.

Net cash provided by financing activities was $66.7 million for the year ended December 31, 2020, which was primarily from net proceeds of $66.7 million received from the sale of shares of the Company’s common stock, $0.3 million of proceeds received from the exercise of stock options, and cash used for financing costs of $0.3 million.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity pursuant to indemnification agreements. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2021 and 2020.

Contractual Obligations

See Note 5 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b‑2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included after the Signatures page of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (the “Definitive Proxy Statement”) and is incorporated herein by reference. Our board of directors has adopted a Business and Ethics Code of Conduct (the “Code of Conduct”) that applies to our officers, directors and employees which is available on our website at www.fortebiorx.com. The Code of Conduct contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K.

Item 11. Executive Compensation

The information required by this Item is hereby incorporated by reference to our Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference to our Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference to our Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference to our Definitive Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report
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

Exhibits are filed as part of this Annual Report and are hereby incorporated by reference. Refer to Exhibit Index included herein.

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

10.32*†	Forte Biosciences, Inc. 2021 Equity Incentive Plan.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
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

Forte Biosciences, Inc.

Date: March 31, 2022	By:	/s/ Paul Wagner
Paul Wagner, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2022	By:	/s/ Antony Riley
Antony Riley Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence Eichenfield, M.D.	Director	March 31, 2022
Lawrence Eichenfield

/s/ Steven Kornfeld	Director	March 31, 2022
Steven Kornfeld

/s/ Antony Riley	Chief Financial Officer	March 31, 2022
Antony Riley

/s/ Paul A. Wagner, Ph.D.	President, Chief Executive Officer and Director	March 31, 2022
Paul A. Wagner

/s/ Patricia Walker, M.D, Ph.D.	Director	March 31, 2022
Patricia Walker

/s/ Donald A. Williams	Director	March 31, 2022
Donald A. Williams

/s/ Barbara K. Finck, M.D.	Director	March 31, 2022
Barbara K. Finck

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Forte Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forte Biosciences, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 31, 2022

Forte Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value data)

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$42,044	$58,765
Prepaid expenses and other current assets	476	1,133
Total current assets	42,520	59,898

Property and equipment, net	—	97
Other assets	786	1,244
Total assets	$43,306	$61,239

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$946	$1,240
Accrued liabilities	812	1,019
Total current liabilities	1,758	2,259

Commitments and contingencies (Note 5)
Series A Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2021 and 2020	—	—
Stockholders’ equity
Common stock, $0.001 par value: 200,000,000 shares authorized; 14,754,447 and 12,830,598 shares issued and outstanding as of December 31, 2021 and 2020, respectively	15	13
Additional paid-in capital	114,698	110,424
Accumulated deficit	(73,165)	(51,457)
Total stockholders’ equity	41,548	58,980
Total liabilities, convertible preferred stock and stockholders’ equity	$43,306	$61,239

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$13,853	$10,004
General and administrative	7,633	4,221
In-process research and development assets acquired	—	32,057
Total operating expenses	21,486	46,282
Loss from operations	(21,486)	(46,282)
Other expenses, net	222	205
Net loss	$(21,708)	$(46,487)
Per share information:
Net loss per share - basic and diluted	$(1.55)	$(6.32)
Weighted average shares outstanding, basic and diluted	13,967,818	7,358,931

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

	Series A				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — December 31, 2019	3,177,744	$10,515	2,108,266	$2	$199	$(4,970)	$(4,769)
Exercise of stock options	—	—	74,842	—	257	—	257
Stock-based compensation	—	—	—	—	956	—	956
Conversion of preferred stock into common stock	(3,177,744)	(10,515)	3,177,744	3	10,512	—	10,515
Sale of common stock, net of issuance costs of $3,361	—	—	5,829,964	6	66,693	—	66,699
Issuance of common stock in connection with reverse merger	—	—	1,656,076	2	31,807	—	31,809
Restricted stock award withholdings for taxes	—	—	(16,294)	—	—	—	—
Net loss	—	—	—	—	—	(46,487)	(46,487)
Balance — December 31, 2020	—	$—	12,830,598	$13	$110,424	$(51,457)	$58,980
Exercise of stock options	—	—	29,575	—	62	—	62
Cashless exercise of warrants	—	—	1,889,274	2	(2)	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	5,000	—	—	—	—
Stock-based compensation	—	—	—	—	4,214	—	4,214
Net loss	—	—	—	—	—	(21,708)	(21,708)
Balance — December 31, 2021	—	$—	14,754,447	$15	$114,698	$(73,165)	$41,548

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(21,708)	$(46,487)
Adjustments to reconcile net loss to net cash used in operating activities:
In process research and development acquired	—	30,885
Depreciation expense	36	54
Impairment of property and equipment	61	—
Stock based compensation expense	4,214	956
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,221	(263)
Accounts payable	(294)	(369)
Accrued liabilities	(207)	(3,199)
Net cash used in operating activities	(16,677)	(18,423)

Cash flows from investing activities:
Cash and restricted cash acquired in reverse merger	—	3,582
Net cash provided by investing activities	—	3,582

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	66,699
Proceeds from exercise of stock options	62	257
Prepaid financing costs	(106)	(289)
Net cash provided by (used in) financing activities	(44)	66,667
Net increase (decrease) in cash	(16,721)	51,826
Cash and cash equivalents — beginning of period	58,765	6,939
Cash and cash equivalents — end of period	$42,044	$58,765
Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$10,515
Issuance of common stock to Tocagen shareholders	$—	$31,809

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences Inc.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com), together with its subsidiaries, referred to herein as the “Company”, is a biopharmaceutical company that had been focused on developing a topical live biotherapeutic for the treatment of inflammatory skin diseases with an initial focus on atopic dermatitis (“AD”). On September 2, 2021, the Company announced that the clinical trial of FB-401 for the treatment of AD failed to achieve statistical significance in its primary endpoint. Following the announcement of the FB-401 trial results, our board of directors commenced a process of evaluating strategic alternatives to maximize stockholder value including the in-licensing or acquisition of assets, a merger, asset sales, a collaboration or other arrangements.

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

The Merger was accounted for as a reverse asset acquisition. Forte Subsidiary is deemed to be the accounting acquirer for accounting purposes and Tocagen the accounting acquiree (Note 4). Accordingly: (i) The Merger was treated as the equivalent of Forte Subsidiary issuing stock to acquire the net assets of Tocagen, (ii) The transaction price was allocated over the acquired Tocagen net assets based upon their relative fair value at the time of closing, (iii) The reported historical operating results of the combined company prior to the Merger are those of Forte Subsidiary and not of Tocagen, and (iv) For periods prior to the transaction, shareholders’ authorized capital of the combined company is presented using the historical authorized capital of Tocagen.

On February 12, 2021, the Company incorporated Forte Biosciences Emerald Limited in Dublin, Ireland, for the purpose of potentially undertaking clinical trials in the European Union.

Liquidity and Risks

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. As of December 31, 2021, the Company had an accumulated deficit of $73.2 million.  The Company used $16.7 million of cash in operating activities during the year ended December 31, 2021. Management expects to continue to incur additional losses in the foreseeable future as the Company explores its available strategic alternatives to maximize shareholder value following the announcement on September 2, 2021 of the unfavorable clinical trial results of FB-401.

The Company had cash and cash equivalents of approximately $42.0 million as of December 31, 2021.  The Company’s cash and cash equivalents are held at financial institutions and exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-K.

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

The pandemic caused by outbreaks of new strains of coronaviruses, or COVID-19 and its variants, has resulted, and may  continue to result, in significant national and global economic disruption and may adversely affect the Company’s operations. The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on its operations, financial position, results of operations and cash flows during 2022.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Forte Subsidiary, Inc. and Forte Biosciences Emerald Limited. All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

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

The carrying amounts of financial instruments consisting of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued liabilities included in the Company’s financial statements are reasonable estimates of fair value, primarily due to their short maturities.

The Company had $29.9 million and $34.9 million as of December 31, 2021 and 2020, respectively, and which are classified within Level 1.  Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange.  Money market funds were included as cash and cash equivalents in the consolidated balance sheets at December 31, 2021 and 2020.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful life using the straight-line method. Depreciation or amortization begin at the time the asset is placed in service. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement, or sale of an asset, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Estimated useful life for property and equipment is as follows:

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

Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period in accordance with the treasury stock method. The following number of unexercised stock options, restricted stock units and warrants, which are common stock equivalents, have been excluded from the diluted net loss calculation as their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2021	2020
Options	1,281,396	1,123,496
Warrants	4,434	2,756,980
Restricted stock units	258,851	20,000
Total	1,544,681	3,900,476

Stock-Based Compensation

The Company issues stock-based awards to employees, directors and non-employees, generally in the form of stock options, restricted stock units or rights granted to employees under the Employee Stock Purchase Plan (“ESPP”). The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation.

The Company measures compensation cost for all equity awards for employees, directors and non-employees at their grant-date fair value and recognizes compensation expense for service-based awards on a straight-line basis over the requisite service period, which is generally the vesting period. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. The grant-date fair value of restricted stock units is determined using the Company’s closing stock price on the date of grant. Forfeitures are recognized as they occur.

Stock-based compensation expense for an award with a performance condition is recognized when the achievement of the performance condition has been determined to be probable. If the outcome of such performance condition has not been determined to be probable, or has not been met, no compensation expense is recognized and any previously recognized compensation expense is reversed. For rights granted under the ESPP, the fair value of each purchase is estimated at the beginning of the offering period using the Black-Scholes option pricing model.

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

Foreign Currency Transactions

The Company is subject to foreign currency risk with respect to contracts denominated in currencies other than the U.S. dollar. Payments for contracts denominated in foreign currencies are made at the spot rate on the day of payment. Changes in the exchange rate between billing dates and payment dates are recorded to other expenses, net in the consolidated statements of operations.

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

Impairment of Property and Equipment

The Company reviews its property and equipment for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. Impairment losses on property and equipment of $61,000 have been recorded for the year ended December 31, 2021. No impairment losses on property and equipment have been recorded for the year ended December 31, 2020.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss for the periods presented. The Company did not have other comprehensive loss items such as unrealized gains and losses and so for the years ended December 31, 2021 and 2020, comprehensive loss was equal to the net loss.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“ASC 740”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this ASU as of January 1, 2021. The adoption did not have a material impact on its financial position or results of operations.

Recently Issued Accounting Standards Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of a specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations.

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2021 and 2020 consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid manufacturing and clinical expenses	$—	$488
Prepaid insurance	387	395
Prepaid license	—	100
Prepaid taxes	1	74
Other	88	76
Total Prepaid Expenses and Other Current Assets	$476	$1,133

Other Assets

Other assets as of December 31, 2021 and 2020 consist of the following (in thousands).

	December 31, 2021	December 31, 2020
Prepaid insurance	$667	$861
Deposits for manufacturing components	—	82
Prepaid offering costs	106	289
Other	13	12
Total Other Assets	$786	$1,244

Accrued Liabilities

Accrued liabilities as of December 31, 2021 and 2020 consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued legal and professional fees	$75	$86
Accrued compensation	681	646
Accrued manufacturing and clinical expenses	40	237
Other	16	50
Total Accrued Liabilities	$812	$1,019

4. Merger

On June 15, 2020, the Company completed the Merger (see Note 1). The Merger was accounted for as a reverse asset acquisition as Tocagen did not have the ability to create output, and substantially all of its fair value was concentrated in cash and in-process research and development (“IPR&D”) assets and so did not meet the definition of a business pursuant to Topic 805, Business Combinations. Forte Subsidiary was deemed to be the acquirer for accounting purposes as immediately following the Merger: (i) Forte Subsidiary stockholders owned a substantial majority of the voting rights of the combined company; (ii) Forte Subsidiary designated a majority of the initial members of the board of directors of the combined company; and (iii) Forte Subsidiary’s senior management held all key positions of the combined company and no employees were retained from Tocagen. Accordingly: (i) the Merger has been treated as the equivalent of Forte Subsidiary issuing stock to acquire the net assets of Tocagen, (ii) the transaction price has been allocated over the acquired net assets of Tocagen based upon their relative fair value at the time of closing, (iii) the reported historical operating results of the combined company prior to the Merger are those of Forte Subsidiary, and (iv) for periods prior to the transaction, shareholders’ authorized capital of the combined company is presented based on the historical authorized capital of Tocagen.

The following summarizes the estimated fair value of the assets and liabilities acquired at June 15, 2020, the date of the Merger (in thousands):

Cash	$2,997
Restricted cash	586
Prepaid and other assets	1,257
In-process research and development	32,057
Accounts payable and accrued expenses assumed	(3,916)
Purchase price	$32,981

The estimated fair value of total consideration given was $33.0 million based on 1,594,670 shares of Tocagen common stock, 61,406 vested restricted stock awards and in-the-money options to purchase 26,968 shares of common stock of Tocagen outstanding immediately prior to the Merger date, multiplied by the Tocagen closing stock price of $18.90 on the date of the Merger, and transaction costs of approximately $1.2 million. The fair value of the IPR&D assets is expensed as a charge in the consolidated statements of operations for the year ended December 31, 2020 as there was no alternative use to these assets.

5. Commitments and Contingencies

Concentrations of Credit Risk

Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s cash accounts significantly exceed FDIC limits.

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer, employee or director is, or was, serving at the Company’s request in such capacity.

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

Under the DHHS License, as amended in May 2020, the Company was obligated to pay the DHHS a minimum annual payment of $20,000 for 2020, which increased to $100,000 beginning January 1, 2021.   The Company is required to reimburse the DHHS for certain patent-related expenses and may also be obligated to make payments to the DHHS based upon achieving specified development and regulatory milestones for the first licensed product. Such development milestone payments are the completion of patient enrollment in a phase 3 clinical trial and the completion of a phase 3 clinical trial demonstrating a statistically significant efficacy benefit. The regulatory milestones are the receipt of the first FDA approval and the first non-USA regulatory agency approval. In addition, to the extent licensed products are approved for commercial sale, the Company is also obligated to pay the DHHS royalties based on net sales of licensed products sold by the Company and if applicable, by its sublicensees. No milestones have been met as of December 31, 2021. On February 1, 2022, the Company notified the DHHS of its intent to terminate the license agreement with an effective termination date of April 2, 2022.

The Company incurred $100,000 and $30,000 in minimum royalty expenses for the years ended December 31, 2021 and 2020, respectively.

Lease Agreement

In April 2019, the Company entered into a lease agreement for certain office and laboratory space in Torrance, California. The lease in Torrance was terminated in December 2021 and replaced with a new lease for office and laboratory space in Dallas, Texas in December 2021. The lease in Dallas is cancellable by the Company at any time with a 30-day notice. In June 2021, the Company entered into a lease agreement for additional office space at a separate location for an initial lease of 6 months after which the lease term will be month-to-month.  Total rent expense for all locations for the year ended December 31, 2021 was $5,000, which included a credit of $9,000 from a refund for operating expenses from a previous Tocagen facility. Total rent expense was $52,000 for the year ended December 31, 2020.

Clinical Supply Agreements

The Company has entered into various agreements with CMOs for the manufacture of clinical trial materials and CROs for clinical trial services. These agreements provide the terms and conditions under which the CMOs and CROs will formulate, fill, inspect, package, label and test the Company’s drug product candidate, FB-401. The Company has scaled back its clinical and manufacturing operations in order to conserve cash as a result of the FB-401 clinical trial not meeting its primary endpoint. Remaining commitments to CMOs and CROs have been included in accounts payable on the balance sheet as of December 31, 2021.

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

Common Stock

In connection with the Merger, the Company issued 3,804,817 shares of its common stock, and warrants to purchase 2,752,546 shares (“Concurrent Financing Warrants”) of the Company’s common stock at an exercise price of $10.56 per share, for net proceeds of $19.4 million. In addition, on June 16, 2020, the Company issued an additional 411,112 shares of common stock for net proceeds of $4.6 million.

Warrants to purchase 4,434 shares of the Company’s common stock at an exercise price of $140.25 per share which were previously issued by Tocagen, survived the Merger and remained outstanding as of December 31, 2021 and 2020. These warrants have an expiration date of October 30, 2025.

On September 4, 2020, the Company entered into an “at-the-market” equity offering program (“ATM Facility”), as amended on October 28, 2020, whereby the Company may from time to time offer and sell shares of its common stock during the term of the ATM Facility. The Company had not issued any shares of common stock under the ATM Facility which expired in May 2021. The Company expensed $0.3 million in offering costs related to this ATM Facility in the second quarter of 2021. The Company subsequently filed a new "shelf" registration statement on Form S-3 that went effective in June 2021 which will allow the Company to raise up to $300 million in additional capital. The Company incurred $106,000 in offering costs related to this shelf registration statement which is recorded in Other Assets in the consolidated balance sheet as of December 31, 2021. The Company has not issued any securities under the new shelf registration statement as of the filing date of this Form 10-K.

On November 2, 2020, the Company completed a public offering of 1,614,035 shares of its common stock at $28.50 per share, which includes the over-allotment option exercised by the underwriters to purchase an additional 210,526 shares. Total net proceeds were $42.7 million after deducting underwriting discounts and other offering expenses of approximately $3.3 million.

In February 2021, Concurrent Financing Warrants to purchase 978,858 shares of common stock were exercised on a cashless basis resulting in 673,463 shares being issued. In June 2021, Concurrent Financing Warrants to purchase 760,572 shares of common stock were exercised on a cashless basis resulting in 560,402 shares being issued.  In September 2021, Concurrent Financing Warrants to purchase 1,013,116 shares of common stock were exercised on a cashless basis resulting in 655,409 shares being issued. As of December 31, 2021, no Concurrent Financing Warrants were outstanding.

7. Stock-Based Compensation

Equity Plans

In December 2018, Forte Subsidiary adopted the 2018 Equity Incentive Plan (the “2018 Incentive Plan”). The terms and conditions of stock-based awards were defined at the sole discretion of Forte Subsidiary’s Board of Directors. Service-based awards, vesting over a defined period of service, and performance-based awards that vest upon the achievement of defined conditions have been issued under the 2018 Incentive Plan. Service-based awards to employees generally vest over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remainder of the awards vesting monthly in equal installments over the following thirty-six months. Stock options granted under the 2018 Incentive Plan expire ten years from the date of grant and the exercise price must be at least equal to the fair market value of common stock on the grant date. In connection with the Merger, all outstanding options under the 2018 Incentive Plan were exchanged into options to purchase common stock of Tocagen, which changed its name to Forte Biosciences, Inc. after the Merger.  Subsequent to the Merger, the 2018 Incentive Plan was frozen and no more stock-based awards were granted from that plan.

In connection with the Merger, the Company assumed Tocagen’s 2017 Equity Incentive Plan, which became effective on April 12, 2017 and was subsequently amended on September 30, 2018 and further amended on February 12, 2019 (the “2017 Plan”). Immediately upon closing of the Merger, 61,406 restricted stock awards and stock options to purchase 26,968 shares of common stock granted under the 2017 Plan prior to the Merger became fully vested in consideration for pre-merger services provided to Tocagen.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 500,000 shares for future grant under the 2020 Inducement Plan. As of December 31, 2021, there were 319,897 shares available for issuance under the 2020 Inducement Plan.

In May 2021, the 2017 Plan was terminated and replaced by the 2021 Equity Incentive Plan (the “2021 Plan”). The 2017 Plan will continue to govern outstanding awards issued under the 2017 Plan. The 2021 Plan had an initial reserve of 1,000,000 shares available for grant. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Service-based awards generally vested over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of December 31, 2021, there were 715,277 options available for issuance under the 2021 Plan.

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

The weighted average grant-date fair value of stock options granted to employees and non-employees for the years ended December 31, 2021 and 2020 was $21.89 and $11.94, respectively. The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Year ended December 31, 2021	Year ended December 31, 2020
Fair value of common stock and exercise price	$35.78	$19.43
Risk-free interest rate	0.94%	0.49%
Dividend yield	0.00%	0.00%
Expected term of options (years)	5.95	6.02
Expected volatility	69.02%	70.00%

The table below summarizes the stock option activity during the year ended December 31, 2021:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2020	1,123,496	$11.72	8.85
Granted	566,500	$35.78
Exercised	(29,575)	$14.45		$366
Cancelled/Forfeited	(379,025)	$26.60
Balances at December 31, 2021	1,281,396	$18.18	7.94	$617
Vested and expected to vest at December 31, 2021	1,281,396	$18.18	7.94	$617
Exercisable at December 31, 2021	272,554	$20.55	7.26	$42

The aggregate intrinsic value of stock options as of December 31, 2021 is based on the Company’s closing stock price of $2.14 per share.

Restricted Stock Unit Awards

The restricted stock units granted during the year ended December 31, 2021 have performance-based vesting. The Company concluded that as of December 31, 2021, it was probable the performance criteria would be met and $252,000 in expense was recorded in the Consolidated Statement of Operations for the year ended December 31, 2021.

Restricted stock unit award transactions during the year ended December 31, 2021 were as follows:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2020	20,000	$21.36
Granted	258,851	3.36
Forfeited/Cancelled	(15,000)	21.36
Issued as Common Stock	(5,000)	21.36
Outstanding at December 31, 2021	258,851	$3.36

2017 Employee Stock Purchase Plan

In May 2021, the Company’s board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 176,694 shares available for future issuance under the ESPP as of December 31, 2021. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). No shares had been issued under the ESPP as of December 31, 2021 as the first six month offering period since the reactivation ends on January 2, 2022. The ESPP is considered a compensatory plan and the Company recorded stock-based compensation expense of $25,000 for the year ended December 31, 2021. No stock-based compensation expense related to the ESPP was recorded in 2020.

The fair value of the rights granted to employees under the ESPP was estimated using a Black-Scholes option-pricing model with the following weighted-average valuation assumptions:

Year ended December 31, 2021
Fair value of common stock and exercise price	$34.97
Risk-free interest rate	0.05%
Dividend yield	0.00%
Expected term (years)	0.51
Expected volatility	64.08%

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s consolidated statements of operations for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$1,448	$585
General and administrative	2,766	371
Total	$4,214	$956

As of December 31, 2021, there was unrecognized stock-based compensation expense of $9.4 million related to stock options with service conditions, which is expected to be recognized over a weighted-average period of 2.77 years. Total unrecognized stock-based compensation as of December 31, 2021 was approximately $851,000 related to stock options and restricted stock units with performance based vesting.

8. Income Taxes

For the years ended December 31, 2021 and 2020, the Company did not record a current or deferred income tax expense or benefit due to a valuation allowance position.

The benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	Year Ended December 31,
	2021		2020
Income tax benefit at federal statutory rate	$(4,558)	21.0%	$(9,765)	21.0%
Increase/(decrease) in tax resulting from:
State income taxes	479	-2.2%	(3,248)	7.0%
Change in valuation allowance	3,807	-17.5%	4,390	-9.4%
Deferred adjustments	—	0.0%	38	-0.1%
Transaction adjustments	369	-1.7%	(392)	0.9%
Permanent items	(30)	0.1%	340	-0.7%
Nondeductible transaction costs	—	0.0%	8,643	-18.6%
Other	(67)	0.3%	(6)	0.0%
Total	$—	0.0%	$—	0.0%

The primary components of temporary differences which give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Accrual to cash adjustment	$268	$256
Start-up costs	2,111	1,730
Patent costs	40	57
Stock option expense	944	275
Net operating loss	5,968	3,429
Tocagen acquisition	—	418
Other Deferred Taxes	10	—
R&D Credits	245	—
Total noncurrent deferred tax assets	9,586	6,165
Deferred tax liabilities:
Depreciation	—	(3)
State taxes	—	(383)
Total noncurrent deferred tax liabilities	—	(386)

Valuation Allowance	(9,586)	(5,779)
Net deferred tax assets after valuation allowance	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based upon the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2021 and 2020. During 2021 and 2020, the valuation allowance increased by $3.8 million and increased by $4.4 million, respectively.

The Company has federal and California net operating loss carryforwards which may be available to offset future income tax liabilities.  As of December 31, 2021, the Company has federal net operating losses of $24.6 million that begin to expire in 2028 unless utilized. The Company has state net operating carryforwards of $11.6 million that begin to expire in 2027 unless previously utilized.

As of December 31, 2021, the Company has federal and California research and development tax credit carryforwards of approximately $200 thousand and $190 thousand, respectively. The federal research and development tax credits begin to expire in 2028 unless previously utilized.  The California credits do not expire.

The Company is subject to taxation in the U.S. and California. As of December 31, 2021, Tocagen’s tax years beginning 2007 to date are subject to examination by federal and California taxing authorities due to the carry forward of unutilized net operating losses and research and development tax credits.  To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

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

The Company’s policy is to record interest and penalties relating to uncertain tax positions as a component of income tax expense should the Company believe there is an uncertain tax position liability.  As of December 31, 2021, and 2020, there was no accrued interest or penalties for uncertain positions.

9. Related Party Transactions

One member of the Company’s board of directors received a cash payment of $1,000 for scientific consulting services during the year ended December 31, 2021. Two members of the Company’s board of directors received cash payments of $4,000 and $25,000 for scientific consulting services during the year ended December 31, 2020. The Company had no outstanding accounts payable to either of these directors as of December 31, 2021.

10. Subsequent Event

As disclosed in Note 5, on February 1, 2022, the Company notified the DHHS of its intent to terminate the license agreement with an effective termination date of April 2, 2022.