Form 10-Q
period 2022-03-31
Forte Biosciences, Inc.
filed 2022-05-16
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 14,761,261 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,035	$42,044
Prepaid expenses and other current assets	376	476
Total current assets	40,411	42,520

Other assets	893	786
Total assets	$41,304	$43,306

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$576	$946
Accrued liabilities	680	812
Total current liabilities	1,256	1,758

Commitments and contingencies (Note 4)
Series A Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2022 (unaudited) and December 31, 2021; aggregate liquidation preference of $0 as of March 31, 2022 (unaudited) and December 31, 2021	—	—
Stockholders’ equity
Common stock, $0.001 par value: 200,000,000 shares authorized as of March 31, 2022 (unaudited) and December 31, 2021; 14,761,261 and 14,754,447 shares issued and outstanding at March 31, 2022 (unaudited) and December 31, 2021, respectively	15	15
Additional paid-in capital	115,765	114,698
Accumulated deficit	(75,732)	(73,165)
Total stockholders’ equity	40,048	41,548
Total liabilities, convertible preferred stock and stockholders’ equity	$41,304	$43,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$693	$3,322
General and administrative	1,821	1,419
Total operating expenses	2,514	4,741
Loss from operations	(2,514)	(4,741)
Other expenses, net	(53)	(63)
Net loss	$(2,567)	$(4,804)
Per share information:
Net loss per share - basic and diluted	$(0.17)	$(0.36)
Weighted average shares outstanding, basic and diluted	14,759,806	13,252,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	12,830,598	$13	$110,424	$(51,457)	$58,980
Exercise of stock options	7,655	—	27	—	27
Stock-based compensation	—	—	495	—	495
Cashless exercise of warrants	673,463	—	—	—	—
Net loss	—	—	—	(4,804)	(4,804)
Balance — March 31, 2021	13,511,716	$13	$110,946	$(56,261)	$54,698

Balance — December 31, 2021	14,754,447	$15	$114,698	$(73,165)	$41,548
Exercise of stock options	1,098	—	1	—	1
Issuance of common stock under ESPP	5,716	—	11	—	11
Stock-based compensation	—	—	1,055	—	1,055
Net loss	—	—	—	(2,567)	(2,567)
Balance — March 31, 2022	14,761,261	$15	$115,765	$(75,732)	$40,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,567)	$(4,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	14
Stock based compensation expense	1,055	495
Changes in operating assets and liabilities:
Prepaid expenses and other assets	39	154
Accounts payable	(370)	(34)
Accrued liabilities	(132)	145
Net cash used in operating activities	(1,975)	(4,030)

Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP	12	27
Payment of deferred financing costs	(46)	—
Net cash (used in) provided by financing activities	(34)	27
Net decrease in cash and cash equivalents	(2,009)	(4,003)
Cash and cash equivalents — beginning of period	42,044	58,765
Cash and cash equivalents — end of period	$40,035	$54,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com), together with its subsidiaries, referred to herein as the “Company”, is a biopharmaceutical company that had been focused on developing a topical live biotherapeutic for the treatment of inflammatory skin diseases with an initial focus on atopic dermatitis (“AD”). On September 2, 2021, the Company announced that the clinical trial of FB-401 for the treatment of AD failed to achieve statistical significance in its primary endpoint. Following the announcement of the FB-401 trial results, the Company ceased further development of FB-401. Following the announcement of FB-401 trial results, the Company conducted an extensive process to evaluate strategic alternatives. Following that process, the Company decided to focus on developing its FB-102 program which the Company believes has potentially broad application for autoimmune diseases such as alopecia areata, graft-vs-host disease and vitiligo.  FB-102 is currently in preclinical development.

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

On February 12, 2021, the Company incorporated Forte Biosciences Emerald Limited in Dublin, Ireland, for the purpose of potentially undertaking clinical trials in the European Union. This subsidiary was dissolved on April 1, 2022.

Liquidity and Risks

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. As of March 31, 2022, the Company had an accumulated deficit of $75.7 million. The Company used $2.0 million of cash in operating activities during the three months ended March 31, 2022. Management expects to continue to incur additional losses in the foreseeable future as the Company focuses its development efforts on advancing FB-102 through preclinical studies and clinical trials.

The Company had cash and cash equivalents of approximately $40.0 million as of March 31, 2022.   The Company’s cash and cash equivalents are held at financial institutions and exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q.

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

The pandemic caused by outbreaks of new strains of coronaviruses, or COVID-19 and its variants, has resulted, and may continue to result, in significant national and global economic disruption and may adversely affect the Company’s operations. The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on its operations, financial position, results of operations and cash flows during the remainder of 2022.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with its audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2021 included in the Company’s Form 10-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”), and the rules and regulations of the US Securities and Exchange Commission (“SEC”).

The Merger was accounted for as a reverse asset acquisition, as more fully described in Note 1. Forte Subsidiary was deemed to be the acquirer for accounting purposes and Tocagen was the accounting acquiree.

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

The Company had $34.9 million in money market funds as of March 31, 2022 and December 31, 2021, which are classified within Level 1.  Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange.  Money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. Significant management estimates that affect the reported amounts of assets, liabilities and expenses include stock-based compensation expense, accruals and deferred tax assets. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the period. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses. Comprehensive loss was equal to net loss for the three months ended March 31, 2022 and 2021.

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

	Three Months Ended March 31,
	2022	2021
Options	1,924,570	1,119,841
Restricted stock units	258,851	20,000
Warrants	4,434	1,778,122
Total	2,187,855	2,917,963

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021 consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid insurance	$287	$387
Other	89	89
Total Prepaid Expenses and Other Current Assets	$376	$476

Other Assets

Other assets as of March 31, 2022 and December 31, 2021 consist of the following (in thousands).

	March 31, 2022	December 31, 2021
Prepaid insurance	$618	$667
Prepaid offering costs	262	106
Other	13	13
Total Other Assets	$893	$786

Accrued Liabilities

Accrued liabilities as of March 31, 2022 and December 31, 2021 consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued legal and professional fees	$180	$75
Accrued compensation	359	681
Accrued manufacturing and clinical expenses	—	40
Other	141	16
Total Accrued Liabilities	$680	$812

4. Commitments and Contingencies

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

Under the DHHS License, as amended in May 2020, the Company was obligated to pay the DHHS a minimum annual payment of $100,000 beginning January 1, 2021. The Company is required to reimburse the DHHS for certain patent-related expenses and may also be obligated to make payments to the DHHS based upon achieving specified development and regulatory milestones for the first licensed product. Such development milestone payments are the completion of patient enrollment in a phase 3 clinical trial and the completion of a phase 3 clinical trial demonstrating a statistically significant efficacy benefit. The regulatory milestones are the receipt of the first FDA approval and the first non-USA regulatory agency approval. In addition, to the extent licensed products are approved for commercial sale, the Company is also obligated to pay the DHHS royalties based on net sales of licensed products sold by the Company and if applicable, its sublicensees. No milestones have been met as of March 31, 2022. The Company terminated the license agreement with DHHS effective April 2, 2022.

The Company incurred $25,000 in minimum royalty expenses for each of the three months ended March 31, 2022 and 2021.

Lease Agreements

In April 2019, the Company entered into a lease agreement for certain office and laboratory space in Torrance, California. The lease agreement is cancellable by the Company at any time with a 30-day notice.   In June 2021, the Company entered into a lease agreement for additional office space at a separate location for an initial lease of 6 months after which the lease term will be month-to-month. Total rent expense for all locations for the three months ended March 31, 2022 was $3,000. The Company recorded a net rent credit of $14,000 for the three months ended March 31, 2021 as a result of a refund for operating expense adjustments.

Clinical Supply Agreements

The Company had entered into various agreements with CMOs for the manufacture of clinical trial materials and CROs for clinical trial services. These agreements provide the terms and conditions under which the CMOs and CROs will formulate, fill, inspect, package, label and test the Company’s drug product candidate, FB-401. The Company has scaled back its clinical and manufacturing operations in order to conserve cash as a result of the FB-401 clinical trial not meeting its primary endpoint. The estimated remaining commitments as of March 31, 2022 under these agreements were approximately $290 thousand.

5. Equity

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

Warrants to purchase 4,434 shares of the Company’s common stock at an exercise price of $140.25 per share which were previously issued by Tocagen, survived the Merger and remained outstanding as of March 31, 2022.

In June 2021, the Company filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow the Company to raise up to $300 million in additional capital. The Company incurred $106.4 thousand in offering costs related to this shelf registration statement which is recorded in Other Assets in the condensed consolidated balance sheet as of March 31, 2022. The Company has not issued any securities under the new shelf registration statement as of the filing date of this Form 10-Q.

On November 2, 2020, the Company completed a public offering of 1,614,035 shares of its common stock at $28.50 per share, which includes the over-allotment option exercised by the underwriters to purchase an additional 210,526 shares. Total net proceeds were $42.7 million after deducting underwriting discounts and other offering expenses of approximately $3.3 million.

In February 2021, Concurrent Financing Warrants to purchase 978,858 shares of common stock were exercised on a cashless basis resulting in 673,463 shares being issued. In June 2021, Concurrent Financing Warrants to purchase 760,572 shares of common stock were exercised on a cashless basis resulting in 560,402 shares being issued.  In September 2021, Concurrent Financing Warrants to purchase 1,013,116 shares of common stock were exercised on a cashless basis resulting in 655,409 shares being issued. As of March 31, 2022, no Concurrent Financing Warrants were outstanding.

On March 31, 2022, the Company entered into an “at-the-market” equity offering program (“ATM Facility”) whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. The Company has also filed a prospectus supplement relating to the offer and sale of the shares pursuant to the ATM Facility covering sales of up to $7,000,000 of shares of common stock. The Company is not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. The Company has agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. The Company incurred $156 thousand in offering costs related to the ATM facility which is recorded in Other Assets in the condensed consolidated balance sheet for the period ended March 31, 2022. The Company has not issued any shares of common stock under the ATM Facility through the filing date of this Form 10-Q.

6. Stock-Based Compensation

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

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 500,000 shares for future grants under the 2020 Inducement Plan. As of March 31, 2022, there were 365,000 options available for issuance under the 2020 Inducement Plan.

In May 2021, the 2017 Plan was terminated and replaced by the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan had an initial reserve of 1,000,000 shares available for grant. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Subsequent to the Merger, service-based awards generally vested over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of March 31, 2022, there were 25,902 options available for issuance under the 2021 Plan.

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

The weighted average grant-date fair value of stock options granted in the three months ended March 31, 2022 and 2021 was $0.96 and $22.89, respectively.

The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three Months Ended March 31,
	2022	2021
Fair value of common stock	$1.58	$36.94
Risk-free interest rate	1.75%	0.66%
Dividend yield	0.00%	0.00%
Expected term of options (years)	5.90	6.08
Volatility	66.89%	70.00%

The table below summarizes the stock option activity during the three months ended March 31, 2022:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2021	1,281,396	$18.18	7.94
Granted	695,000	$1.63
Exercised	(1,098)	$1.06		$-
Cancelled/Forfeited	(50,728)	$25.61
Balances at March 31, 2022	1,924,570	$12.02	8.62	$304
Vested and expected to vest at March 31, 2022	1,924,570	$12.02	8.62	$304
Exercisable at March 31, 2022	287,029	$21.33	8.35	$21

The aggregate intrinsic value of options at March 31, 2022 is based on the Company’s fair value of its stock price on that date of $1.46 per share.

Restricted Stock Unit Awards

There were no restricted stock units granted during the three months ended March 31, 2022. The Company made a change in accounting estimate in the three months ended March 31, 2022 related to the vesting of performance-based restricted stock units. As a result of this change in accounting estimate, $158 thousand dollar of expense that had been previously recognized in 2021 was reversed in three months ended March 31, 2022.

Restricted stock unit awards outstanding as of March 31, 2022 were as follows:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2021	258,851	$3.36
Granted	—	—
Forfeited/Cancelled	—	—
Issued as Common Stock	—	—
Outstanding at March 31, 2022	258,851	$3.36

2017 Employee Stock Purchase Plan

In May 2021, the Company’s board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 170,978 shares available for future issuance under the ESPP as of March 31, 2022. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The Company issued 5,716 shares under the ESPP during the three months ended March 31, 2022. The ESPP is considered a compensatory plan and the Company did not record stock-based compensation expense for the three months ended March 31, 2022 or 2021.

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 were (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$286	$304
General and administrative	769	191
Total	$1,055	$495

As of March 31, 2022, there was unrecognized stock-based compensation expense related to stock options with service conditions of $8.7 million, which is expected to be recognized over a weighted-average period of 1.42 years. Total unrecognized stock-based compensation expenses related to stock options and restricted stock units with performance conditions were approximately $392,000.

7. Related Party Transactions

One member of the Company’s board of directors received cash payments of $5,000 for scientific consulting services during the three months ended March 31, 2022. There were no related party transactions during the three months ended March 31, 2021.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements of Forte Biosciences, Inc.  (“Forte”, “we”, “our”) and the accompanying notes appearing elsewhere in the Form 10-Q and in our Form 10-K as filed with the Securities and Exchange Commission, or SEC, on March 31, 2022. This discussion of the financial condition and results of operations regarding matters that are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Act of 1995 and, known as the PSLRA.  These include statements regarding management’s intention, plans, beliefs, expectations or forecasts for the future, and, therefore, you are cautioned not to place undue reliance on them.  No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by law.  We use words such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and similar expressions to identify these forward-looking statements that are intended to be covered by the safe-harbor provisions of the PSLRA.

Such forward-looking statements are based on our expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements due to a number of factors, including, but not limited to, risks relating to the sufficiency of the Company’s cash balance to fund the Company’s activities, and the expectations with respect thereto; the business and prospects of the Company; Forte’s plans to develop and potentially commercialize its product candidates, including FB-102; the timing of initiation of Forte’s planned preclinical studies and potential future clinical trials and the timing of the availability of data from such preclinical studies and potential future clinical trials; the timing of any planned investigational new drug application or new drug application; Forte’s plans to research, develop and commercialize its current and future product candidates; Forte’s ability to successfully enter into collaborations, and to fulfill its obligations under any such collaboration agreements; the clinical utility, potential benefits and market acceptance of Forte’s product candidates; Forte’s commercialization, marketing and manufacturing capabilities and strategy; Forte’s ability to identify additional products or product candidates with significant commercial potential; developments and projections relating to Forte’s competitors and its industry; the impact of government laws and regulations; Forte’s ability to protect its intellectual property position; Forte’s estimates regarding future revenue, expenses, capital requirements and need for additional financing; and the impact of COVID-19 on the Company, the Company’s industry or the economy generally.

The known risks and uncertainties are described in detail under the caption “Risk Factors” and elsewhere in this Form 10-Q and our Form 10-K filed with the SEC on March 31, 2022. Forward-looking statements included in this Form 10-Q are based on information available to Forte as of the date of this Form 10-Q. Accordingly, our actual results may materially differ from our current expectations, estimates and projections. Forte undertakes no obligation to update such forward-looking statements to reflect events or circumstances after the date of this presentation.

Overview

Forte Biosciences, Inc. and its subsidiaries (www.fortebiorx.com) (“Forte”, “we”, “our”) is a biopharmaceutical company that had been advancing through clinical trials its product candidate, FB-401, which is a topical live biotherapeutic for the treatment of inflammatory skin diseases, including pediatric and adult patients with atopic dermatitis (“AD”). FB401 was developed in collaboration with the Department of Health and Human Services (“DHHS”), as represented by the National Institutes of Health (“NIH”), and the National Institute of Allergy and Infectious Diseases (“NIAID”). On September 2, 2021, Forte announced that the clinical trial of FB-401 for the treatment of AD failed to achieve statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI). Following the announcement of the FB-401 trial results, the Company ceased further development of FB-401 and conducted an extensive process to evaluate strategic alternatives. Following that process, the Company decided to focus on developing its FB-102 program, which the Company believes has potentially broad application for autoimmune diseases such as alopecia areata, graft-vs-host disease and vitiligo.  FB-102 is currently in preclinical development. We had $40.0M in cash and cash equivalents as of March 31, 2022.

In June 2021, the Company filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow the Company to raise up to $300.0 million in additional capital. The Company incurred $106 thousand in offering costs related to this shelf registration statement which is recorded in Other Assets in the condensed consolidated balance sheet as of March 31, 2022. The Company has not issued any securities under the new shelf registration statement as of the filing date of this Form 10-Q.

On March 31, 2022, the Company entered into an “at-the-market” equity offering program (“ATM Facility”) whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. The Company has also filed a prospectus supplement relating to the offer and sale of the shares pursuant to the ATM Facility covering sales of up to $7.0 million of shares of common stock. The Company is not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. The Company has agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. The Company incurred $156 thousand in offering costs related to the ATM facility which is recorded in Other Assets in the condensed consolidated balance sheet for the period ended March 31, 2022. The Company has not issued any shares of common stock under the ATM Facility through the filing date of this Form 10-Q

Intellectual Property

In December 2017, Forte entered into an exclusive license agreement with the DHHS, as amended in May 2020. Under the agreement, the DHHS granted Forte an exclusive, sublicensable and worldwide license to certain rights in 12 patents under which we may develop and commercialize pharmaceutical and biological compositions comprising Gram-negative bacteria for the topical treatment of dermatological diseases and conditions. The Company terminated its license agreement with DHHS effective April 2, 2022.

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

The Company significantly reduced its research and development expenses as it wound down the FB-401 program, however, we anticipate research and development expenses to increase in the future as we develop our current lead product candidate, FB-102.

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees for legal, auditing, tax and business consulting services, personnel expenses and travel costs. We expect to incur significant costs associated with being a SEC registrant such as legal fees, costs associated with Sarbanes-Oxley compliance, accounting fees, directors’ and officers’ liability insurance premiums, and other expenses. Our general and administrative expenses may increase due to increases in professional and advisory fees as a result of being an SEC registrant and as we build out our infrastructure to develop FB-102.

Other Income (Expense), Net

Other expense, net, consists of net foreign exchange losses and franchise taxes, partially offset by interest earned on our cash and cash equivalents balances.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended March 31, 2022 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022.

Results of Operations

Comparison of Three months ended March 31, 2022 and 2021

          The following tables summarize our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$693	$3,322	$(2,629)
General and administrative	1,821	1,419	402
Total operating expenses	2,514	4,741	(2,227)
Other expenses, net	(53)	(63)	10
Net Loss	$2,567	$4,804	$(2,237)

Research and Development Expenses

Research and development expenses were $0.7 million for the three months ended March 31, 2022, compared to $3.3 million for the same period in 2021. The decrease of $2.6 million was primarily due to a net decrease of approximately $2.1 million in manufacturing, clinical, regulatory and other expenses as we wound down our FB-401 program following the announcement of our unfavorable clinical trial results, and a decrease of approximately $0.5 million in payroll and related expenses including stock-based compensation expense as a result of reduced headcount.

While research and development expenses decreased for the three months ended March 31, 2022, we anticipate research and development expenses to increase in the future as we develop our current lead product candidate, FB-102.

General and Administrative Expenses

General and administrative expenses were $1.8 million for the three months ended March 31, 2022, compared to $1.4 million for the same period in 2021. The increase of $0.4 million was primarily due to an increase of approximately $0.5 million in payroll expenses including stock-based compensation expense, partially offset by a decrease of $0.1 million in legal, professional, insurance and other expenses.

Our general and administrative expenses may increase due to increases in professional and advisory fees as a result of being an SEC registrant and as we build out our infrastructure to develop FB-102.

Other Expenses, net

The net decrease in other expenses, net of approximately $10,000 for the three months ended March 31, 2022, compared with the same period in the prior year were primarily due to decreased foreign currency transaction losses related to contracts denominated in currencies other than the U.S. dollar due to differences between the exchange rates on the billing and payment dates, partially offset by higher franchise taxes.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or out-licenses. We have never been profitable and have incurred operating losses each year since inception. Our net loss was approximately $2.6 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of approximately $75.7 million. We had cash and cash equivalents of approximately $40.0 million as of March 31, 2022. We believe that our existing cash and cash equivalents will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Form 10-Q. We expect to incur expenses and operating losses in the future as we develop our current lead product candidate, FB-102.

In June 2021, the Company filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow the Company to raise up to $300 million in additional capital. The Company incurred $106 thousand in offering costs related to this shelf registration statement which is recorded in Other Assets in the condensed consolidated balance sheet as of March 31, 2022. The Company has not issued any securities under the new shelf registration statement as of the filing date of this Form 10-Q.

On March 31, 2022, the Company entered into an “at-the-market” equity offering program (“ATM Facility”) whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. The Company has also filed a prospectus supplement relating to the offer and sale of the shares pursuant to the ATM Facility covering sales of up to $7,000,000 of shares of common stock. The Company is not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. The Company has agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. The Company incurred $156 thousand in offering costs related to the ATM facility which is recorded in Other Assets in the condensed consolidated balance sheet for the period ended March 31, 2022. The Company has not issued any shares of common stock under the ATM Facility through the filing date of this Form 10-Q

Future Capital Requirements

We have not generated any revenue from product sales or from out-licensing. We do not know when, or if, we will generate any revenue. We expect to incur ongoing losses as we develop our current lead product candidate, FB-102, which has potentially broad application for autoimmune diseases such as alopecia areata, graft-vs-host disease and vitiligo. FB-102 is in preclinical development. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•	the initiation and progress of preclinical studies and any clinical trials for our product candidates;
•	the terms and timing of any strategic alliance, licensing and other arrangements that we may establish;
•	the number of programs we pursue;
•	the outcome, timing and cost of regulatory approvals;
•	the cost and timing of hiring new employees to support our continued growth;
•	the costs involved in patent filing, prosecution, and enforcement; and
•	the costs and timing of having clinical supplies of our product candidates manufactured.

. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

See the “Risk Factors” section on this Form 10-Q for additional risks associated with our substantial capital requirements.

The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(1,975)	$(4,030)
Financing activities	(34)	27
Net decrease in cash and cash equivalents	$(2,009)	$(4,003)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $2.0 million and consisted primarily of a net loss of $2.6 million adjusted for non-cash stock-based compensation of $1.1 million and increases in net operating assets of $0.5 million.

Net cash used in operating activities for the three months ended March 31, 2021 was $4.0 million and consisted primarily of a net loss of $4.8 million adjusted for non-cash items primarily related to stock-based compensation of $0.5 million and decreases in net operating assets of $0.3 million.

Financing Activities

Net cash used in financing activities of $34,000 for the three months ended March 31, 2022 was primarily due to payment of $46,000 for deferred financing costs, offset by $12 thousand received from issuance of our common stock under the ESPP and for exercise of stock options.

Net cash provided by financing activities for the three months ended March 31, 2021 was from proceeds received from exercise of stock options.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting even though some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Our ability to execute on our business strategy is subject to a number of risks, which are discussed more fully below in this section. You should carefully consider these risks before making an investment in our common stock. These risks include, among others, the following:

•

Forte’s business to date has been almost entirely dependent on the success of FB-401 and Forte has recently decided to discontinue the advancement of FB-401 and devote significant time and resources to developing FB-102, which may not be successful.

•	Results from early preclinical studies may not be predictive of results from later stage studies or clinical trials.
•	Forte’s prospects were highly dependent on a single product candidate, FB-401, and Forte does not expect to be able to complete the development or commercialize FB-401.
•	Forte has no approved products and has a limited operating history, which may make it difficult to evaluate its technology and product development capabilities and predict its future performance.
•	Forte has incurred net losses in every year since its inception and anticipates that it will continue to incur net losses in the future.
•

Forte will require additional capital to fund its operations and if Forte fails to obtain necessary financing, Forte will not be able to complete the development and commercialization of its current lead product candidate, FB-102, or any future product candidates

•	Forte’s ability to successfully develop any product candidate is highly uncertain
•

Clinical development is a lengthy and expensive process, with an uncertain outcome. Forte may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidate.

•

Forte’s planned preclinical studies or future clinical trials or those of its future collaborators may reveal significant adverse events and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of its product candidates.

•

Positive results from early preclinical studies are not necessarily predictive of the results of any future clinical trials of product candidates. Forte may be unable to successfully develop, obtain regulatory approval for and commercialize any product candidates.

•

Interim top-line and preliminary data from future clinical trials that Forte announces or publishes from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•	The market opportunities for FB-102 may be limited and Forte’s estimates of the incidence and prevalence of its target patient populations may be inaccurate.
•

Forte is very early in its development efforts. FB-102 will require significant additional preclinical and clinical development before Forte seeks regulatory approval of any product candidate. If Forte is unable to advance FB-102 to clinical development, obtain regulatory approval and ultimately commercialize a product candidate or experiences significant delays in doing so, its business will be materially harmed.

•

If Forte is unable to obtain and maintain patent protection for any product candidate Forte develops, its competitors could develop and commercialize products or technology similar or identical to Forte’s, and its ability to successfully commercialize any product candidate Forte may develop, and its technology, may be adversely affected.

•	Forte expects to rely on third parties to conduct its preclinical studies and any future clinical trials and to manufacture its product candidates.
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

Risks related to Forte’s business, technology and industry

Forte’s business to date has been almost entirely dependent on the success of FB-401 and Forte has recently decided to discontinue the advancement of FB-401 and devote significant time and resources to developing FB-102, which may not be successful.

Through 2021, Forte invested substantially all of its efforts and financial resources into the research and development of FB-401, which was its only product candidate to enter clinical trials. In September 2021, Forte announced that it would not be continuing the advancement of FB-401.

Following the announcement of the FB-401 trial results, the Company ceased further development of FB-401 and conducted an extensive process to evaluate strategic alternatives. Following such process, the Company determined to focus on developing its FB-102 program, which is currently in preclinical development. We will be required to devote significant time and resources to developing FB-102, which may not be successful.

Results from early-preclinical studies may not be predictive of results from later-stage studies or clinical trials.

We are early in our testing of FB-102, and we have no product candidates in clinical development. Preclinical studies may produce negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional preclinical testing. Success in early preclinical studies does not mean that future clinical trials will be successful. In addition, preclinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies have nonetheless failed to obtain marketing approval. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after obtaining promising results in pre-clinical studies and early clinical trials. Any of these events could limit the commercial potential of our product candidate and have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We are very early in our development efforts of FB-102 and, prior to discontinuing the advancement of FB-401, were very early in our development efforts of FB-401.

Prior to the closing of the reverse merger (“Merger”) with Tocagen, Inc. on June 15, 2020, Forte’s predecessor company was formed in 2017 as a privately held company. Forte has no products approved for commercial sale and has not generated any revenue from product sales. Forte’s ability to generate product revenue or profits was dependent on the successful development and eventual commercialization of FB-401 prior to Forte’s decision to discontinue development of FB-401 and, following Forte’s decision to focus on development of FB-102, Forte’s prospects are currently highly dependent on Forte’s ability to successfully develop FB-102. Given the early stage of FB-102, which is currently in preclinical development, and the highly uncertain nature of preclinical drug development, Forte may never be able to develop or commercialize a marketable product.

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

Forte is a preclinical stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB-102, is currently in preclinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each period since its inception in 2017. For the three months ended March 31, 2022, Forte reported a net loss of $2.6 million. As of March 31, 2022, Forte had an accumulated deficit of $75.7 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB-102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

•	conducts preclinical studies and clinical trials for FB-102 and any future product candidates;
•	continues to discover and develop additional applications for FB-102 and any future product candidates;
•	maintains, expands and protects its intellectual property portfolio;
•	hires or contracts additional clinical, scientific, manufacturing and commercial personnel to support its product development and commercialization efforts;
•	validates a manufacturing process and specifications for FB-102 and any future product candidates;
•	establishes in-house manufacturing capabilities;
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

To become and remain profitable, Forte or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. This will require Forte to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for FB-102 or any future product candidates, manufacturing, marketing and selling products for which Forte may obtain marketing approval and satisfying any post-marketing requirements. Forte may never succeed in any or all of these activities and, even if Forte does, Forte may never generate revenue that is significant enough to achieve profitability. If Forte does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. Forte’s failure to become and remain profitable would decrease the value of the company and could impair its ability to raise capital, maintain its research and development efforts, expand its business or continue its operations.

Even if Forte succeeds in obtaining regulatory approval and commercializing its current product candidate, FB-102, Forte may continue to incur substantial research and development and other expenditures to develop and market additional applications for its current product candidate or any future product candidates. Forte may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The size of its future net losses will depend, in part, on the rate of future growth of its expenses and its ability to generate revenue. Forte’s prior losses and expected future losses have had and will continue to have an adverse effect on its stockholders’ equity and working capital.

Forte will require additional capital to fund its operations and if Forte fails to obtain necessary financing, Forte will not be able to complete the development and commercialization of its current lead product candidate, FB-102, or any future product candidates.

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of March 31, 2022, Forte had $40.0 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-K. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB-102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB-102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the initiation, progress, timing, costs and results of preclinical studies and clinical trials for FB-102 and any future product candidates and any need to conduct additional such studies as may be required by a regulator;

•	the clinical development plans Forte establishes for FB-102 and any future product candidates;
•	the terms of any collaboration agreements Forte may choose to initiate or conclude;
•	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration (“FDA”), and other comparable foreign regulatory authorities;
•

delay or failure in obtaining the necessary approvals from regulators or institutional review boards (“IRBs”) in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•	failure of third-party contractors, such as contract research organizations (“CROs”), or investigators to comply with regulatory requirements, including Good Clinical Practice (“GCP”);
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

Forte does not have any committed external source of funds or other support for its development efforts, and Forte cannot be certain that additional funding will be available on acceptable terms, or at all. Until Forte can generate sufficient product or royalty revenue to finance its cash requirements, which Forte may never do, Forte expects to finance its future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If Forte raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. Further, to the extent that Forte raises additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, each existing investors’ ownership interest will be diluted. If Forte raises additional capital through debt financing, Forte would be subject to fixed payment obligations and may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If Forte raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, Forte may have to relinquish certain valuable rights to its product candidate, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Forte also could be required to seek collaborators for one or more of its current or future product candidates at an earlier stage than otherwise would be desirable or relinquish its rights to product candidates or technologies that Forte otherwise would seek to develop or commercialize itself. If Forte is unable to raise additional capital in sufficient amounts or on terms acceptable to it, Forte may have to significantly delay, scale back or discontinue the development or commercialization of its current product candidate, FB-102, or one or more of its other current or future research and development initiatives. Any of the above events could significantly harm its business, prospects, financial condition and results of operations and cause the price of its common stock to decline.

Forte’s ability to successfully develop any product candidate is highly uncertain.

Forte’s ability to successfully develop FB-102 or any other future product candidate is highly uncertain and is dependent on numerous factors, many of which are beyond Forte’s control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•	preclinical study or clinical study results may show the product candidate to be less effective than desired or to have harmful or problematic side effects or toxicities;
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

•

failure to receive the necessary regulatory approvals or a delay in receiving such approvals, delays in preparation responding to an FDA request for additional clinical data or unexpected safety or manufacturing issues;

•	manufacturing costs, formulation issues, manufacturing deficiencies or other factors that that make FB-102 or any future product candidate uneconomical; and
•	proprietary rights of others and their competing products and technologies that may prevent FB-102 or any future product candidate from being commercialized.

The length of time necessary to complete clinical trials and to submit an application for marketing approval of a drug product candidate for a final decision by a regulatory authority may be difficult to predict for FB-102 or any future product candidate, in large part because of its limited regulatory history.

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

In addition, if any of Forte’s drug product candidates, including FB-102, are approved for marketing, Forte will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration. If approved, any of its drug products would be subject to restrictions on its products’ labels and other conditions of regulatory approval that may limit its ability to market its products. Forte will also need to comply (and ensure that its third-party contractors comply) with cGMPs, and Good Clinical Practice (“GCP”), as Forte (and its third-party contractors) will be required to comply with these requirements for the products or product candidates used in its clinical trials or post-approval studies. In addition, Forte will need to comply with GCPs for any clinical trial conducted for any therapeutic indications Forte may develop for approval. In addition, there is always the risk that Forte or a regulatory authority might identify previously unknown problems with a drug product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements and other regulatory requirements is costly and any failure to comply or other issues with its product post-approval could have a material adverse effect on its business, financial condition and results of operations.

Clinical development is a lengthy and expensive process, with an uncertain outcome. Forte may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidate.

To obtain the requisite regulatory approvals to commercialize any product candidate, Forte must demonstrate through extensive clinical trials that its product candidate is safe and effective in humans for its intended use. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. As seen with the FB-401 trial, Forte may be unable to establish clinical endpoints, dose levels and regimens or bioanalytical assay methods that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of these studies or trials do not necessarily predict final results. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidate performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidate.

Successful completion of clinical trials is a prerequisite to submitting a BLA to the FDA, and similar marketing applications to comparable foreign regulatory authorities, for each product candidate, and, consequently, the ultimate approval and commercial marketing of any product candidate.

Forte may experience delays in initiating or completing any future clinical trials. Forte also may experience numerous unforeseen events during, or as a result of, any future clinical trials that Forte could conduct that could delay or prevent its ability to receive marketing approval or commercialize its product candidate, including:

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

Forte’s planned preclinical studies or future clinical trials or those of its future collaborators may reveal significant adverse events and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of its product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, Forte must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that FB-102 is both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The results of preclinical studies as well as early clinical trials of a product candidate may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such clinical trials are completed. There is typically an extremely high rate of attrition from the failure of product candidate proceeding through clinical trials.

Forte’s FB-102 may fail to show the desired safety and efficacy profile. A number of companies in the healthcare industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy and/or unacceptable safety issues, notwithstanding promising results in earlier preclinical studies or clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of its future clinical trials would be successful or support further clinical development of any product candidates.

If significant adverse events or other side effects are observed in any of its current or potential future preclinical studies or clinical trials, Forte may have difficulty recruiting patients to its clinical trials, patients may drop out of such trials or Forte may be required to significantly redesign or terminate trials or its development efforts of one or more product candidates altogether. Forte, the FDA, or other applicable regulatory authorities or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the healthcare industry that initially showed therapeutic promise in early-stage clinical trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm Forte’s business, financial condition and prospects.

Positive results from early preclinical studies are not necessarily predictive of the results of any future clinical trials of product candidates. Forte may be unable to successfully develop, obtain regulatory approval for and commercialize any product candidates.

Any positive results from its preclinical studies and clinical trials of any product candidates may not necessarily be predictive of the results from required later clinical trials. Similarly, even if Forte is able to complete preclinical development and any future clinical trials of FB-102 or any other product candidates according to its current development timeline, the positive results from such preclinical studies or future clinical trials may not be replicated in subsequent clinical trial results.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in early-stage development, and Forte cannot be certain that it will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidate performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or similar regulatory approval.

Interim top-line and preliminary data from future clinical trials that Forte announces or publishes from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

The market opportunities for FB-102 may be limited and Forte’s estimates of the incidence and prevalence of its target patient populations may be inaccurate.

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

The healthcare industry is characterized by intense competition and rapid innovation. Forte’s competitors may be able to develop other compounds or products that are able to achieve similar or better results. Forte’s potential competitors include major multinational pharmaceutical, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of its competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make any product candidate that Forte develops obsolete. Mergers and acquisitions in the healthcare industry may result in even more resources being concentrated amongst its competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Forte’s competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing therapies that are more effective, safer, more easily commercialized or less costly than FB-102 or may develop proprietary technologies or secure patent protection that Forte may need for the development of potential technologies and products. Forte believes the key competitive factors that will affect the development and commercial success of its product candidate are efficacy, safety, tolerability, reliability, convenience of use, compliance with regulatory requirements, acceptance by patients or prescribers, competitive pricing and reimbursement.

Forte anticipates competing with the largest healthcare companies in the world, many of which have greater financial, human, and manufacturing resources than Forte currently has. In addition to these fully integrated healthcare companies, Forte will also compete with those companies whose products target the same indications as FB-102 or any future product candidate Forte develops. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. Any treatments developed by its competitors could be superior to any product candidates Forte develops. It is possible that these competitors will succeed in developing technologies that are more effective than Forte’s potential products or that would render any of Forte’s product candidate obsolete or noncompetitive. Forte anticipates that it will face increased competition in the future as additional companies enter its market and scientific developments surrounding competing therapies continue to accelerate.

Even if FB-102 or any other product candidate that Forte develops receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, consumers and others in the medical or healthcare community necessary for commercial success.

If FB-102 or any other future product candidate Forte develops receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, consumers and others in the medical community. If any such product candidate Forte develops does not achieve an adequate level of acceptance, Forte may not generate significant product revenues and Forte may not become profitable. The degree of market acceptance of any of Forte’s product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

COVID-19, the infectious disease caused by the most recently discovered coronavirus, and its variants have spread to most countries across the world, including all 50 states within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. While the extent of the impact of the COVID-19 pandemic on Forte’s business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a negative impact on its business, financial condition and operating results. Due to the global pandemic impacting the United States, its preclinical studies could also be slowed or delayed, or in a more severe scenario, its business, financial condition and operating results could be more severely affected. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to Forte’s business as a result of the COVID-19 pandemic is difficult to predict, which may increase its costs or expenses.

Forte will need to grow the size of its organization, and may experience difficulties in managing this growth.

As of April 13, 2022, Forte had 5 full-time employees. As its research, development, manufacturing and commercialization plans and strategies develop to focus on the development of FB-102 and any future product candidates, and as Forte continues to transition into operating as a public company, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Forte’s future financial performance and its ability to commercialize FB-102 or any future product candidate will depend, in part, on its ability to effectively manage any future growth, and its management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

Forte currently relies, and for the foreseeable future will continue to rely, in substantial part on certain organizations, advisors and consultants to provide certain services, including many aspects of regulatory affairs, clinical management and manufacturing. There can be no assurance that the services of these organizations, advisors and consultants will continue to be available to Forte on a timely basis when needed or that Forte can find qualified replacements. In addition, if Forte is unable to effectively manage its outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, its preclinical studies and clinical trials may be extended, delayed or terminated, and Forte may not be able to obtain regulatory approval of FB-102 or any other future product candidate or otherwise advance its business. There can be no assurance that Forte will be able to manage its existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If Forte is not able to effectively expand its organization by hiring new employees and expanding its groups of consultants and contractors, Forte may not be able to successfully implement the tasks necessary to further develop and commercialize any product candidate and, accordingly, may not achieve its research, development and commercialization goals.

Forte’s current operations are located in Texas, and Forte or the third parties upon whom Forte depends may be adversely affected by natural disasters or the COVID-19 outbreak or other pandemics, and its business continuity and disaster recovery plans may not adequately protect Forte from a serious disaster.

Forte’s current operations are located in Texas. Any unplanned event, such as flood, fire, tornado, explosion, earthquake, extreme weather condition, medical epidemics, such as the COVID-19 outbreak, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in it being unable to fully utilize its facilities, or the manufacturing facilities of its third-party contract manufacturers, may have a material and adverse effect on its ability to operate its business, particularly on a daily basis, and have significant negative consequences on its financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of its product candidate or interruption of its business operations. Any natural disasters could further disrupt its operations and have a material and adverse effect on its business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented it from using all or a significant portion of its headquarters, that damaged critical infrastructure, such as its research facilities or the manufacturing facilities of its third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for Forte to continue its business for a substantial period of time. As part of its risk management policy, Forte maintains insurance coverage at levels that Forte believes are appropriate for its business. However, in the event of an accident or incident at these facilities, Forte cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If its facilities, or the manufacturing facilities of its third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of its research and development programs may be harmed. Any business interruption may have a material and adverse effect on its business, financial condition, results of operations and prospects.

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

Despite the implementation of security measures, Forte’s internal computer systems and those of its future CROs, CMOs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While Forte has not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in its operations, it could result in a material disruption of its development programs and its business operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, its data or applications, or inappropriate disclosure of confidential or proprietary information, Forte could incur liability and the further development and commercialization of product candidates could be delayed.

Regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted the GDPR, which became effective on May 25, 2018. The GDPR applies to any company that collects and uses personal data in connection with offering goods or services to individuals in the European Union or the monitoring of their behavior. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase the cost of providing its product candidate, if approved, or even prevent Forte from offering any product candidate, if approved, in certain jurisdictions.

Forte’s employees, independent contractors, consultants, commercial partners and vendors acting on its behalf may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

Forte is exposed to the risks of employee fraud or other illegal activity by its employees, independent contractors, consultants, commercial partners and vendors acting on its behalf. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards Forte has established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If Forte obtains FDA approval of any product candidate and begin commercializing such product in the United States, its potential exposure under such laws will increase significantly, and its costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, its current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs.

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

A variety of risks associated with testing and developing a product candidate internationally could materially adversely affect Forte’s business.

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

Obtaining and maintaining regulatory approval of a product candidate in one jurisdiction does not guarantee that Forte will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the product, manufacturing, and in many cases reimbursement of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In some cases, the price that Forte intends to charge for its products is also subject to approval by regulatory authorities. If Forte fails to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, its target market will be reduced and its ability to realize the full market potential of a product candidate will be harmed.

Forte currently has no marketing and sales organization and has no experience in marketing products. If Forte is unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell its product candidate, Forte may not be able to generate product revenue.

Forte currently has no sales, marketing or distribution capabilities and has no experience in marketing products. If and when Forte reaches the commercialization stage, Forte intends to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. Forte will have to compete with other healthcare companies to recruit, hire, train and retain marketing and sales personnel.

There can be no assurance that Forte would be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

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

As of December 31, 2021, Forte has federal net operating loss carryforwards of $24.6 million, which begin expiring in 2028 and state net operating loss carryforwards of $11.6 million that begin to expire in 2027, unless utilized. These NOL carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Forte’s existing NOL carryforwards may be subject to limitations arising from previous ownership changes, and if Forte undergo an ownership change in connection with or after the Merger, its ability to utilize NOL carryforwards could be further limited by Section 382. In addition, future changes in its stock ownership, many of which are outside of its control, could result in an ownership change under Sections 382. Forte’s NOL carryforwards may also be impaired under state law. Accordingly, Forte may not be able to utilize a material portion of its NOL carryforwards. Furthermore, its ability to utilize its NOL carryforwards is conditioned upon its attaining profitability and generating U.S. federal and state taxable income. As described above, Forte has incurred significant net losses since its inception and anticipates that Forte will continue to incur significant losses for the foreseeable future; and therefore, Forte does not know whether or when Forte will generate the U.S. federal or state taxable income necessary to utilize its NOL carryforwards that are subject to limitation by Sections 382.

Unstable market and economic conditions may have serious adverse consequences on Forte’s business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Forte’s general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on its growth strategy, financial performance and stock price and could require Forte to delay or abandon preclinical and clinical development plans. In addition, there is a risk that one or more of its current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect its ability to attain its operating goals on schedule and on budget. Furthermore, its stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Risks related to government regulation

Forte is very early in its development efforts. FB-102 will require significant additional preclinical and clinical development before Forte seeks regulatory approval of any product candidate. If Forte is unable to advance FB-102 to clinical development, obtain regulatory approval and ultimately commercialize a product candidate or experiences significant delays in doing so, its business will be materially harmed.

Forte is very early in its development efforts and will invest substantially all of its efforts and financial resources in the development of FB-102. Its ability to generate product revenues, which Forte does not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of a product candidate, which may never occur. Forte currently generates no revenue from sales of any products, and Forte may never be able to develop or commercialize a marketable product. The success of FB-102 will depend on several factors, including the following:

•	successful completion of preclinical studies;
•	successful enrollment in, and completion of, clinical trials;
•	receipt of regulatory approvals from applicable regulatory authorities for FB-102;
•	establishing cGMP-compliant clinical supply and commercial manufacturing operations or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for FB-102;
•	launching commercial sales of FB-102, if and when approved or allowed for marketing, whether alone or in collaboration with others;
•	acceptance of FB-102, if and when approved, by patients, the medical community and third-party payors;
•	obtaining and maintaining third-party insurance coverage and adequate reimbursement;
•	enforcing and defending intellectual property rights and claims;
•	the marketing of FB-102; and
•	maintaining a continued acceptable safety profile of FB-102 following approval or commercialization.

If Forte does not achieve one or more of these factors in a timely manner or at all, Forte could experience significant delays or an inability to successfully commercialize FB-102, which would materially harm its business. If Forte does not receive regulatory approvals for FB-102, it may not be able to continue its operations.

Changes in the legal and regulatory environment could limit Forte’s future business activities, increase its operating or regulatory costs, reduce demand for product candidates or result in litigation.

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

Preclinical and clinical development is uncertain. Forte’s preclinical studies and clinical trials may experience delays or may never advance to the next stage of development, which would adversely affect its ability to obtain regulatory approvals to commercialize these programs on a timely basis or at all, which would have an adverse effect on its business.

To proceed with its development plans and ultimately commercialization of FB-102, Forte will be required to conduct preclinical studies and clinical trials. Forte cannot be certain of the timely completion or outcome of its preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept its proposed clinical programs, including the design, dose level, and dose regimen, or if the outcome of its preclinical testing and studies will ultimately support the development of its clinical programs.

If Forte is not able to obtain, or if there are delays in obtaining, required regulatory approvals for any product candidates it may develop, Forte will not be able to commercialize, or will be delayed in commercializing, such product candidates, and its ability to generate revenue will be materially impaired.

Any product candidate Forte may develop and the activities associated with the development and commercialization of such product candidate, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before Forte can commercialize any product candidate, Forte must obtain marketing approval. Forte has never received approval to market any product candidates from regulatory authorities in any jurisdiction and it is possible that no product candidates will ever obtain regulatory approval. Forte, as a company, has no experience in filing and supporting the applications necessary to gain regulatory approvals and expects to rely on third-party CROs and/or regulatory consultants to assist it in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety, efficacy, purity, and potency.

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

Forte’s product candidate, FB-102, or any future product candidate Forte develops, may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by any of its product candidates could cause Forte to interrupt, delay or halt preclinical studies or could cause Forte or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive clinical label or the delay or denial of regulatory approval by the FDA or other regulatory authorities for its product candidate. Results of its clinical studies or trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, its clinical studies or trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order Forte to cease further development of or deny approval of its product candidate for any or all targeted indications. Additionally, its regulators could require significant modifications or amendments to ongoing clinical studies or trials that limit the available study population or lead to withdrawal of participation by already enrolled subjects. Any treatment-related side effects could affect patient recruitment or the ability of enrolled patients to complete the study or trial or result in potential product liability claims. Any of these occurrences may harm Forte’s business, financial condition and prospects significantly.

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

If FB-102 or any other product candidate Forte develops is approved, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, advertising, promotion, sampling, record-keeping, export, import, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, Forte will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that Forte conducts post-approval.

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

The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. Any regulatory approvals that Forte receives for a product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS program as a condition of approval of any product candidate Forte develops, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, Forte will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with any product candidate Forte develops, including adverse events of unanticipated severity or frequency, or with its third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of its products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	fines, warning or untitled enforcement letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by Forte or suspension or revocation of license approvals;
•	product seizure or detention or refusal to permit the import or export any product candidate; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label or other regulatory marketing pathway. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. In addition, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any product candidate Forte develops. If Forte is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Forte is not able to maintain regulatory compliance, Forte may lose any marketing approval that Forte may have obtained which would adversely affect its business, prospects and ability to achieve or sustain profitability.

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any product candidate Forte develops. The government may also implement additional measures in response to the COVID-19 pandemic. Forte also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. To the extent any legislative, administrative, or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, its business may be negatively impacted. In addition, if Forte is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Forte is not able to maintain regulatory compliance, Forte may lose any marketing approval that Forte may have obtained, and Forte may not achieve or sustain profitability.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If Forte expands its presence outside of the United States, it will require Forte to dedicate additional resources to comply with these laws, and these laws may preclude Forte from developing, manufacturing, or selling any product candidates, if approved, outside of the United States, which could limit its growth potential and increase its development costs.

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

Forte’s success depends in large part on its ability to obtain and maintain patent protection in the United States and other countries with respect to any product candidate and other technologies Forte may develop. Given that the development of its technology is at an early stage, its intellectual property portfolio with respect to certain aspects of its technology and any product candidates is also at an early stage. Forte intends to file patent applications on these aspects of its technology and any product candidates; however, there can be no assurance that any such patent applications will issue as granted patents.

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. Forte cannot be certain, however, that the claims in its pending patent applications covering the composition of matter of any product candidates will be considered patentable by the United States Patent and Trademark Office (“USPTO”), or by patent offices in foreign countries, or that the claims in any of its issued patents will be considered valid and enforceable by courts in the United States or foreign countries.

Furthermore, in some cases, Forte may not be able to obtain issued claims covering compositions of matter relating to any product candidates it develops and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to any product Forte develops for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for its targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by its method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as Forte’s competitors, from utilizing its technology. Any failure to obtain or maintain patent protection with respect to any product candidate Forte develops could have a material adverse effect on Forte’s business, financial condition, results of operations, and prospects.

If the scope of any patent protection Forte obtains is not sufficiently broad, or if Forte loses any future patent protection, its ability to prevent its competitors from commercializing similar or identical technology and product candidates would be adversely affected.

The patent position of healthcare companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of any future patent rights are highly uncertain. Forte’s future patent applications may not result in patents being issued which protect any product candidates Forte develops, or other technologies or which effectively prevent others from commercializing competitive technologies and product candidates.

No consistent policy regarding the scope of claims allowable in patents in the biotechnology field has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish Forte’s ability to protect its inventions and enforce its intellectual property rights, and more generally could affect the value of its intellectual property. In particular, its ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe its intellectual property will depend in part on its success in obtaining and enforcing patent claims that cover its technology, inventions and improvements. With respect to company-owned intellectual property, Forte cannot be sure that patents will be granted with respect to any of its pending patent applications or with respect to any patent applications filed by it in the future, nor can Forte be sure that any of its existing patents or any patents that may be granted to Forte in the future will be commercially useful in protecting its products and the methods used to manufacture those products. Moreover, even its issued patents do not guarantee Forte the right to practice its technology in relation to the commercialization of its products. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent Forte from commercializing any future product candidates. Any patents that may issue to Forte in the future may be challenged, invalidated, or circumvented, which could limit its ability to stop competitors from marketing related products or limit the length of the term of patent protection that Forte may have for any product candidate it develops. In addition, the rights granted under any issued patents may not provide Forte with protection or competitive advantages against competitors with similar technology. Furthermore, its competitors may independently develop similar technologies. For these reasons, Forte may have competition for any product candidate it develops. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

Any patents that Forte may own in the future may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, Forte does not know whether any product candidate or other technologies it develops will be protectable or remain protected by valid and enforceable patents. Forte’s competitors or other third parties may be able to circumvent its patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect its business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and patents that Forte may obtain may be challenged in the courts or patent offices in the United States and abroad. Forte may be subject to a third party preissuance submission of prior art to the USPTO or to foreign patent authorities or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging future patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, Forte’s future patent rights, allow third parties to commercialize any product candidates Forte develops or other technologies, and compete directly with Forte, without payment to Forte, or result in Forte’s inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, Forte may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge its priority of invention or other features of patentability with respect to any future owned patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit its ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of any product candidates Forte develops. Such proceedings also may result in substantial cost and require significant time from its scientists and management, even if the eventual outcome is favorable to us.

In addition, given the amount of time required for the development, testing, and regulatory review of future product candidates, patents protecting such a product candidate might expire before or shortly after any such product candidate is approved and commercialized. As a result, its intellectual property may not provide Forte with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Forte’s rights to develop and commercialize any future product candidates may be subject, in part, to the terms and conditions of future licenses granted to it by others.

Forte may rely upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of any product candidate Forte develops. Patent rights that Forte in-license in the future may be subject to a reservation of rights by one or more third parties. As a result, any such third parties may have certain rights to such intellectual property.

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

Filing, prosecuting and defending patents on product candidates Forte develops and other technologies in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect its rights to the same extent as the laws of the United States. Consequently, Forte may not be able to prevent third parties from practicing its inventions in all countries outside the United States, or from selling or importing products made using its inventions in and into the United States or other jurisdictions. Competitors may use its technologies in jurisdictions where Forte has not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where Forte has patent protection but enforcement is not as strong as that in the United States. These products may compete with Forte’s products, and Forte’s patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing Forte’s ability to protect any products it develops.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before Forte could therefore be awarded a patent covering an invention of ours even if Forte had made the invention before it was made by such third party. This will require Forte to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, Forte cannot be certain that it was the first to file any patent application related to any product candidates it develops or other technologies.

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

Issued patents covering  product candidates Forte develops could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of Forte’s owned patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to Forte’s patents in such a way that they no longer cover its product candidate or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, Forte cannot be certain that there is no invalidating prior art, of which Forte and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, Forte would lose at least part, and perhaps all, of the patent protection on any product candidates it develops or other technologies. Such a loss of patent protection would have a material adverse impact on Forte’s business, financial condition, results of operations, and prospects.

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

Third-party claims of intellectual property infringement, misappropriation or other violation against Forte or its collaborators may prevent or delay the development and commercialization of any product candidates Forte develops and other technologies.

The field of therapeutics targeting autoimmune diseases is competitive and dynamic. Due to the focused research and development that is taking place by several companies, including Forte and its competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, there may be significant intellectual property related litigation and proceedings relating to Forte’s owned, and other third party, intellectual property and proprietary rights in the future.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to autoimmune technologies and in the fields in which Forte is developing its product candidate. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that its product candidate and other technologies may give rise to claims of infringement of the patent rights of others. Forte cannot assure you that its product candidate and other technologies that Forte has developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. Forte may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which Forte is developing its product candidate and other technologies might assert are infringed by future product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover future product candidates or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that future product candidates or other technologies may infringe. Forte cannot provide any assurances that third-party patents do not exist which might be enforced against its current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting its manufacture or future sales, or, with respect to its future sales, an obligation on its part to pay royalties and/or other forms of compensation to third parties, which could be significant.

Third parties may have patents or obtain patents in the future and claim that the manufacture, use or sale of Forte’s product candidates or other technologies infringes upon these patents. In the event that any third-party claims that Forte infringes their patents or that Forte is otherwise employing their proprietary technology without authorization and initiates litigation against us, even if Forte believes such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by Forte’s product candidates or other technologies. In this case, the holders of such patents may be able to block Forte’s ability to commercialize the applicable product candidate or technology unless Forte obtains a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if Forte is able to obtain a license, the license would likely obligate Forte to pay license fees or royalties or both, and the rights granted to Forte might be non-exclusive, which could result in its competitors gaining access to the same intellectual property. If Forte is unable to obtain a necessary license to a third-party patent on commercially reasonable terms, Forte may be unable to commercialize its product candidates or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm Forte’s business.

Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from Forte’s business, and may impact its reputation. In the event of a successful claim of infringement against Forte, Forte may be enjoined from further developing or commercializing its infringing product candidate or other technologies. In addition, Forte may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign its infringing product candidate or technologies, which may be impossible or require substantial time and monetary expenditure. In that event, Forte would be unable to further develop and commercialize any future product candidate or other technologies, which could harm its business significantly.

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

Competitors may infringe Forte’s future patents, or Forte may be required to defend against claims of infringement. In addition, its patents also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time-consuming. In an infringement proceeding, a court may decide that a patent owned by Forte is invalid or unenforceable, the other party’s use of its patented technology falls under the safe harbor to patent infringement under 35 U.S.C. § 271(e)(1), or may refuse to stop the other party from using the technology at issue on the grounds that its owned patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of its owned patents at risk of being invalidated or interpreted narrowly. Even if Forte establishes infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of Forte’s confidential information could be compromised by disclosure during this type of litigation.

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

Risks related to Forte’s reliance on third parties

We rely on third parties to conduct our preclinical studies, and plan to rely on third parties to conduct clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

We plan to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract manufacturing organizations (CMOs), and strategic partners to conduct and support our preclinical studies under agreements with us and plan to continue to do so for our future clinical trials. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and planned clinical trials and the subsequent collection and analysis of data.

These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party will devote to our preclinical studies or our planned clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. Some of these third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with CROs, clinical trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If we need to enter into alternative arrangements with, or replace or add any third parties, it would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay our drug development activities, as well as materially impact our ability to meet our desired clinical development timelines.

Our heavy reliance on these third parties for such drug development activities will reduce our control over these activities. As a result, we will have less direct control over the conduct, timing and completion of preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients, may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, or if these third parties need to be replaced, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We plan to contract with third parties for the manufacture of our product candidates for preclinical studies and expect to continue to do so for additional preclinical studies, clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We plan to rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. If we were to experience an unexpected loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials.

We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•

the failure of the third party to manufacture our product candidates according to our schedule and specifications, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•	the reduction or termination of production or deliveries by suppliers, or the raising or prices or renegotiation of terms;
•	the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;
•	the breach by the third-party contractors of our agreements with them;
•	the failure of third-party contractors to comply with applicable regulatory requirements, including cGMPs;
•	the breach by the third-party contractors of our agreements with them;
•	the failure of the third party to manufacture our product candidates according to our specifications;
•	the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•

clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•	the misappropriation of our proprietary information, including our trade secrets and know-how.

We do not have complete control over all aspects of the manufacturing process of our contract manufacturing partners and are dependent on these contract manufacturing partners for compliance with cGMP regulations for manufacturing our product candidates. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or comparable regulatory authorities, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we will need to find alternative manufacturing facilities, and those new facilities would need to be inspected and approved by FDA, EMA or comparable regulatory authority prior to commencing manufacturing, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

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

May 12, 2022, was $1.18 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

•	any strategic decisions that Forte pursues or announces, including Forte’s decision to focus on the development of FB-102;
•	Forte’s ability to obtain regulatory approvals for any product candidates it develops, and delays or failures to obtain such approvals;
•	failure of any of Forte’s product candidates, if approved, to achieve commercial success;
•	Forte’s failure to maintain its existing third-party license and supply agreements;
•	failure by Forte or its licensors to prosecute, maintain, or enforce its intellectual property rights;
•	changes in laws or regulations applicable to product candidates Forte develops;
•	any inability to obtain adequate supply of any product candidates Forte develops or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services or technologies by Forte’s competitors;
•	failure to meet or exceed financial and development projections Forte may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by Forte or its competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and Forte’s ability to obtain patent protection for its technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about Forte’s business, or if they issue an adverse or misleading opinion regarding its business and stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of Forte’s common stock by Forte or its stockholders in the future;
•	trading volume of Forte’s common stock;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of Forte;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in Forte’s financial results.

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

As of March 31, 2022, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

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

Forte Biosciences, Inc.

Date: May 16, 2022	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)