Form 10-Q
period 2022-06-30
Forte Biosciences, Inc.
filed 2022-08-15
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, the registrant had 20,340,265 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,548	$42,044
Prepaid expenses and other current assets	298	476
Total current assets	38,846	42,520

Other assets	874	786
Total assets	$39,720	$43,306

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$698	$946
Accrued liabilities	815	812
Total current liabilities	1,513	1,758

Commitments and contingencies (Note 4)
Series A Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2022 (unaudited) and December 31, 2021; aggregate liquidation preference of $0 as of June 30, 2022 (unaudited) and December 31, 2021	—	—
Stockholders’ equity
Common stock, $0.001 par value: 200,000,000 shares authorized as of June 30, 2022 (unaudited) and December 31, 2021; 14,761,261 and 14,754,447 shares issued and outstanding at June 30, 2022 (unaudited) and December 31, 2021, respectively	15	15
Additional paid-in capital	116,959	114,698
Accumulated deficit	(78,767)	(73,165)
Total stockholders’ equity	38,207	41,548
Total liabilities, convertible preferred stock and stockholders’ equity	$39,720	$43,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$1,034	$3,523	$1,727	$6,845
General and administrative	1,986	2,224	3,807	3,643
Total operating expenses	3,020	5,747	5,534	10,488
Loss from operations	(3,020)	(5,747)	(5,534)	(10,488)
Other expenses, net	(15)	(65)	(68)	(128)
Net loss	$(3,035)	$(5,812)	$(5,602)	$(10,616)
Per share information:
Net loss per share - basic and diluted	$(0.21)	$(0.43)	$(0.38)	$(0.79)
Weighted average shares outstanding, basic and diluted	14,761,261	13,603,181	14,760,538	13,429,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	12,830,598	$13	$110,424	$(51,457)	$58,980
Exercise of employee stock options	7,655	-	27	-	27
Stock-based compensation	-	-	495	-	495
Cashless exercise of warrants	673,463	-	-	-	-
Net loss	-	-	-	(4,804)	(4,804)
Balance — March 31, 2021	13,511,716	13	110,946	(56,261)	54,698
Exercise of employee stock options	1,939	-	15	-	15
Issuance of common stock upon vesting of restricted stock units	5,000	-	-	-	-
Exercise of cashless warrants	560,402	1	(1)	-	-
Stock-based compensation	-	-	1,008	-	1,008
Net loss	-	-	-	(5,812)	(5,812)
Balance — June 30, 2021	14,079,057	$14	$111,968	$(62,073)	$49,909

Balance — December 31, 2021	14,754,447	$15	$114,698	$(73,165)	$41,548
Exercise of employee stock options	1,098	-	1	-	1
Issuance of common stock under ESPP	5,716	-	11	-	11
Stock-based compensation	-	-	1,055	-	1,055
Net loss	-	-	-	(2,567)	(2,567)
Balance — March 31, 2022	14,761,261	15	115,765	(75,732)	40,048
Stock-based compensation	-	-	1,194	-	1,194
Net loss	-	-	-	(3,035)	(3,035)
Balance — June 30, 2022	14,761,261	$15	$116,959	$(78,767)	$38,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,602)	$(10,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	27
Stock based compensation expense	2,249	1,503
Changes in operating assets and liabilities:
Prepaid expenses and other assets	275	399
Accounts payable	(277)	(255)
Accrued liabilities	3	974
Net cash used in operating activities	(3,352)	(7,968)

Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP	12	42
Payment of deferred financing costs	(156)	(44)
Net cash used in financing activities	(144)	(2)
Net decrease in cash and cash equivalents	(3,496)	(7,970)
Cash and cash equivalents — beginning of period	42,044	58,765
Cash and cash equivalents — end of period	$38,548	$50,795

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs	$29	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com) and its subsidiaries, referred to herein as the “Company”, is a biopharmaceutical company focused on developing its FB-102 program which the Company believes has potentially broad applications for autoimmune diseases. FB-102 is currently in preclinical development.

The Company was incorporated in Delaware on May 3, 2017 as a privately-held company. The Company merged with Tocagen, Inc. ("Merger"), a publicly traded biotechnology company, on June 15, 2020. The Company’s common stock is traded on the Nasdaq stock exchange under the ticker symbol “FBRX.”

On February 12, 2021, the Company incorporated Forte Biosciences Emerald Limited in Dublin, Ireland. This subsidiary was dissolved on April 1, 2022.

Liquidity and Risks

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. As of June 30, 2022, the Company had an accumulated deficit of $78.8 million. The Company used $3.4 million of cash in operating activities during the six months ended June 30, 2022. Management expects to continue to incur additional losses in the foreseeable future as the Company focuses its development efforts on advancing FB-102 through preclinical trials.

The Company had cash and cash equivalents of approximately $38.5 million as of June 30, 2022. The Company’s cash and cash equivalents are held at financial institutions and exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q.

The Company will continue to need to raise additional capital or obtain financing from other sources. Management may fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it may be forced to delay or reduce the scope of its research and development programs and/or limit or cease its operations. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the conflicts in Eastern Europe, and otherwise.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Forte Subsidiary, Inc and Forte Biosciences Emerald Limited. All intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

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

The Company had $34.9 million in money market funds as of June 30, 2022 and December 31, 2021, which are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021.

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

Drug manufacturing, clinical and preclinical costs are a component of research and development expenses. The Company expenses costs for its drug manufacturing activities performed by Contract Manufacturing Organizations (“CMOs”), preclinical and clinical trial costs performed by Contract Research Organizations (“CROs”) and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company uses information it receives from internal personnel and outside service providers to estimate the percentage of completion and therefore the expense to be incurred.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the period. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses. Comprehensive loss was equal to net loss for the three and six months ended June 30, 2022 and 2021.

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

	Three and Six Months Ended June 30,
	2022	2021
Options	2,338,736	1,395,904
Restricted stock units	258,851	15,000
Warrants	4,434	1,017,550
Total	2,602,021	2,428,454

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but not earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements and does not expect the adoption of this amended guidance to have a material impact on the Company’s condensed consolidated financial statements.

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021 consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid insurance	$204	$387
Other	94	89
Total prepaid expenses and other current assets	$298	$476

Other Assets

Other assets as of June 30, 2022 and December 31, 2021 consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid insurance	$570	$667
Prepaid offering costs	291	106
Other	13	13
Total other assets	$874	$786

Accrued Liabilities

Accrued liabilities as of June 30, 2022 and December 31, 2021 consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued legal and professional fees	$102	$75
Accrued compensation	454	681
Accrued manufacturing and clinical expenses	208	40
Other	51	16
Total accrued liabilities	$815	$812

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

License to Patented Technology

In December 2017, the Company entered into an exclusive license agreement with the Department of Health and Human Services (“DHHS”). Under the agreement, the DHHS granted the Company an exclusive, sublicensable, worldwide license to certain patent rights under which the Company may develop and commercialize pharmaceutical and biological compositions comprising Gram-negative bacteria for the topical treatment of dermatological diseases and conditions (the “DHHS License”). The Company terminated the license agreement with DHHS effective April 2, 2022 without meeting any milestones.

The Company incurred $0 and $25,000 in minimum royalty expenses for the three months ended June 30, 2022 and 2021, and $25,000 and $50,000 for the six months ended June 30, 2022 and 2021, respectively.

Lease Agreements

The Company has entered into month-to-month lease agreements for certain office and laboratory space. The lease agreements are cancellable by the Company at any time with a 30-day notice. Total rent expense for all locations for the three and six months ended June 30, 2022 was $3,000 and $6,000, respectively. Total rent expense for all locations for the three months ended June 30, 2021 was $6,000. The Company recorded a net rent credit of $9,000 for the six months ended June 30, 2021 as a result of a refund for operating expense adjustments.

Preclinical Services

The Company has entered into various agreements with third party vendors for preclinical services. The estimated remaining commitments as of June 30, 2022 under these agreements were approximately $199,000.

5. Equity

Common Stock

In February 2021, warrants to purchase 978,858 shares of common stock were exercised on a cashless basis resulting in 673,463 shares being issued. In June 2021, warrants to purchase 760,572 shares of common stock were exercised on a cashless basis resulting in 560,402 shares being issued. In September 2021, warrants to purchase 1,013,116 shares of common stock were exercised on a cashless basis resulting in 655,409 shares being issued. Warrants to purchase 4,434 shares of the Company’s common stock at an exercise price of $140.25 per share which were previously issued by Tocagen, Inc. survived the merger with Tocagen and remained outstanding as of June 30, 2022.

In June 2021, the Company filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow the Company to raise up to $300 million in additional capital. The Company incurred $106,000 in offering costs related to this shelf registration statement which is recorded in Other Assets in the condensed consolidated balance sheet as of June 30, 2022.

On March 31, 2022, the Company entered into an “at-the-market” equity offering program (“ATM Facility”) whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, the Company filed a prospectus supplement to the June 2021 Form S-3 relating to the offer and sale of the shares pursuant to the ATM Facility covering sales of up to $7,000,000 of shares of common stock. On August 12, 2022, the Company filed an additional prospectus supplement relating to the offer and sale of shares pursuant to the ATM Facility covering sales of up to an additional $2.7 million of shares of common stock. The Company is not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. The Company has agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. The Company incurred $185,000 in offering costs related to the ATM facility which is recorded in Other Assets in the condensed consolidated balance sheet as of June 30, 2022. The Company had not issued any shares of common stock under the ATM Facility through June 30, 2022. The Company had issued 5.6 million shares of common stock for gross proceeds of approximately $7.0. million under the ATM Facility from July 1, 2022 through August 12, 2022.

6. Stock-Based Compensation

Equity Plans

In December 2018, Forte Subsidiary adopted the 2018 Equity Incentive Plan (the “2018 Incentive Plan”). The terms and conditions of stock-based awards were defined at the sole discretion of the Forte Subsidiary’s Board of Directors. Service-based awards vesting over a defined period of service and performance-based awards that vest upon the achievement of defined conditions have been issued under the 2018 Incentive Plan. Service-based awards generally vest over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. Stock options granted under the 2018 Incentive Plan expire ten years from the date of grant and the exercise price must be at least equal to the fair market value of common stock on the grant date. In connection with the Merger, all outstanding options under the 2018 Incentive Plan were exchanged into options to purchase common stock of Tocagen, which changed its name to Forte Biosciences Inc. upon the closing of the Merger. Subsequent to the Merger, the 2018 Incentive Plan was suspended and no more stock-based awards will be granted from that plan.

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

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 500,000 shares for future grants under the 2020 Inducement Plan. As of June 30, 2022, there were 115,000 shares available for issuance under the 2020 Inducement Plan.

In May 2021, the 2017 Plan was terminated and replaced by the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan had an initial reserve of 1,000,000 shares available for grant. The 2021 Plan was amended in June 2022 to increase the shares available for grant by an additional 1,500,000 shares. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Subsequent to the Merger, service-based awards generally vested over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of June 30, 2022, there were 1,361,736 shares available for issuance under the 2021 Plan.

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

Due to the Company’s limited trading of its common stock and lack of company-specific historical or implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies in the life sciences industry whose shares are publicly traded. The Company selects the peer group based on comparable characteristics, including development stage, product pipeline, and enterprise value. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

The weighted average grant-date fair value of stock options granted in the three and six months ended June 30, 2022 was $0.82 and $0.92, and $23.40 and $23.29 in the three and six months ended June 30, 2021, respectively.

The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value of common stock	$1.28	$38.14	$1.49	$37.89
Risk-free interest rate	3.06%	1.03%	2.25%	0.96%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term of options (years)	5.78	5.84	5.88	5.89
Volatility	71.45%	69.70%	68.57%	69.80%

The table below summarizes the stock option activity during the six months ended June 30, 2022:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2021	1,281,396	$18.18	7.94
Granted	1,149,166	$1.49
Exercised	(1,098)	$1.06		$-
Cancelled/Forfeited	(90,728)	$31.80
Balances at June 30, 2022	2,338,736	$9.46	8.59	$218
Vested and expected to vest at June 30, 2022	2,338,736	$9.46	8.59	$218
Exercisable at June 30, 2022	361,666	$22.41	7.88	$16

The aggregate intrinsic value of options at June 30, 2022 is based on the Company’s fair value of its stock price on that date of $1.30 per share.

Restricted Stock Unit Awards

There were no restricted stock units granted during the six months ended June 30, 2022. The Company made a change in accounting estimate in the three months ended March 31, 2022 related to the vesting of performance-based restricted stock units. As a result of this change in accounting estimate, $158,000 of expense that had been previously recognized in 2021 was reversed in the three months ended March 31, 2022.

Restricted stock unit awards outstanding as of June 30, 2022 were as follows:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2021	258,851	$3.36
Granted	—	—
Forfeited/Cancelled	—	—
Issued as Common Stock	—	—
Outstanding at June 30, 2022	258,851	$3.36

2017 Employee Stock Purchase Plan

In May 2021, the Company’s board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 170,978 shares available for future issuance under the ESPP as of June 30, 2022. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The Company issued 5,716 shares under the ESPP during the six months ended June 30, 2022. The ESPP is considered a compensatory plan. The Company did not record stock-based compensation expense with its ESPP for the three or six months ended June 30, 2022 or 2021.

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$380	$364	$666	$668
General and administrative	814	644	1,583	835
Total	$1,194	$1,008	$2,249	$1,503

As of June 30, 2022, there was unrecognized stock-based compensation expense related to stock options with service conditions of $8.0 million, which is expected to be recognized over a weighted-average period of 2.56 years. Total unrecognized stock-based compensation expenses related to stock options and restricted stock units with performance conditions were approximately $284,000.

7. Related Party Transactions

One member of the Company’s board of directors received cash payments of $5,000 for scientific consulting services during the three months ended March 31, 2022 and another member of the Company’s board of directors received cash payments of $7,000 for scientific consulting services during the three months ended June 30, 2022. The payment related to the scientific consulting services performed during the three months ended June 30, 2022 remained outstanding as of June 30, 2022. There were no related party transactions during the three and six months ended June 30, 2021.

8. Subsequent Events

Rights Plan

On July 11, 2022, the Company authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of common stock of the Company to stockholders of record as of the close of business on July 21, 2022. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of the Company at an exercise price of $16.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment. The complete terms of the Rights are set forth in a Preferred Stock Rights Agreement (the “Rights Agreement”).

The Board adopted the Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, the Rights Agreement works by imposing a significant penalty upon any person or group that acquires 10 percent or more (or 20 percent or more in the case of certain institutional investors who report their holdings on Schedule 13G) of the Common Stock without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Board.

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

The known risks and uncertainties are described in detail under the caption “Risk Factors” and elsewhere in this Form 10-Q, our Form 10-K filed with the SEC on March 31, 2022, and other SEC filings. Forward-looking statements included in this Form 10-Q are based on information available to Forte as of the date of this Form 10-Q. Accordingly, our actual results may materially differ from our current expectations, estimates and projections. Forte undertakes no obligation to update such forward-looking statements to reflect events or circumstances after the date of this presentation.

Overview

Forte Biosciences, Inc. and its subsidiary (www.fortebiorx.com) (“Forte”, “we”, “our”) is a biopharmaceutical company focused on developing its FB-102 program which the Company believes has potentially broad applications for autoimmune diseases. We had $38.5 million in cash and cash equivalents as of June 30, 2022.

In June 2021, the Company filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow the Company to raise up to $300.0 million in additional capital. The Company incurred $106,000 in offering costs related to this shelf registration statement which is recorded in Other Assets in the condensed consolidated balance sheet as of June 30, 2022.

On March 31, 2022, the Company entered into an “at-the-market” equity offering program (“ATM Facility”) whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, the Company filed a prospectus supplement relating to the offer and sale of the shares pursuant to the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, the Company filed an additional prospectus supplement relating to the offer and sale of shares pursuant to the ATM Facility covering sales of up to an additional $2.7 million of shares of common stock. The Company is not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. The Company has agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. The Company incurred $185,000 in offering costs related to the ATM facility which is recorded in Other Assets in the condensed consolidated balance sheet for the period ended June 30, 2022. The Company had not issued any shares of common stock under the ATM Facility through June 30, 2022. The Company has issued 5.6 million shares of common stock for gross proceeds of approximately $7.0 million under the ATM Facility from July 1, 2022 through August 12, 2022.

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

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB-102 program.

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

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees such as legal, auditing, tax and business consulting services, personnel expenses and travel costs, costs associated with being a publicly traded company such as Sarbanes-Oxley compliance, accounting fees, and directors’ and officers’ liability insurance premiums. Our general and administrative expenses may increase due to increases in professional and advisory fees and as we build out our infrastructure to develop FB-102.

Other Income (Expense), Net

Other expense, net, consists of net foreign exchange gains and losses and franchise taxes, partially offset by interest earned on our cash and cash equivalents balances.

Critical Accounting Policies and Estimates

There have been no significant changes during the six months ended June 30, 2022 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022.

Results of Operations

Comparison of Three and Six months ended June 30, 2022 and 2021

The following tables summarize our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$1,034	$3,523	$(2,489)
General and administrative	1,986	2,224	(238)
Total operating expenses	3,020	5,747	(2,727)
Other expenses, net	(15)	(65)	50
Net Loss	$3,035	$5,812	$(2,777)

	For the Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$1,727	$6,845	$(5,118)
General and administrative	3,807	3,643	164
Total operating expenses	5,534	10,488	(4,954)
Other expenses, net	(68)	(128)	60
Net Loss	$5,602	$10,616	$(5,014)

Research and Development Expenses

Research and development expenses were $1.0 million for the three months ended June 30, 2022, compared to $3.5 million for the same period in 2021. The decrease of $2.5 million was primarily due to a net decrease of approximately $1.2 million in manufacturing expenses, a net decrease of approximately $1.0 million in preclinical and clinical expenses as we terminated our FB-401 program following the announcement of our unfavorable clinical trial results, and a decrease of $0.3 million in other expenses.

Research and development expenses were $1.7 million for the six months ended June 30, 2022 compared to $6.8 million for the same period in 2021. The decrease of $5.1 million was primarily due to a net decrease of approximately $2.0 million in manufacturing expenses, a net decrease of approximately $2.3 million in preclinical and clinical expenses as we terminated our FB-401 program following the announcement of our unfavorable clinical trial results, a net decrease in payroll and related expenses of approximately $0.6 million as a result of reduced average headcount and a net decrease of $0.2 million in other expenses.

While research and development expenses decreased for the three and six months ended June 30, 2022, we anticipate research and development expenses to increase in the future as we continue to develop our current lead product candidate, FB-102.

General and Administrative Expenses

General and administrative expenses were $2.0 million for the three months ended June 30, 2022, compared to $2.2 million for the same period in 2021. The decrease of $0.2 million was primarily due to a decrease of approximately $0.3 million in legal and professional expenses partially offset by an increase in stock-based compensation and other expenses.

General and administrative expenses were $3.8 million for the six months ended June 30, 2022, compared to $3.6 million for the same period in 2021. The increase of $0.2 million was primarily due to an increase of approximately $0.7 million in stock-based compensation expense partially offset by a decrease in legal and professional expenses of $0.5 million.

Our general and administrative expenses may increase in the future due to increases in professional and advisory fees and as we build out our infrastructure to develop FB-102.

Other Expenses, net

The net decrease in other expenses, net for the three and six months ended June 30, 2022, compared with the same periods in the prior year were primarily driven by decreased foreign currency transaction and remeasurement losses related to contracts denominated in currencies other than the U.S. dollar due to differences between the exchange rates on the billing and payment dates.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or out-licenses. We have never been profitable and have incurred operating losses each year since inception. Our net loss was approximately $5.6 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of approximately $78.8 million. We had cash and cash equivalents of approximately $38.5 million as of June 30, 2022. We believe that our existing cash and cash equivalents will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Form 10-Q. We expect to incur operating losses in the future as we develop our current lead product candidate, FB-102.

In June 2021, the Company filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow the Company to raise up to $300 million in additional capital. The Company incurred $106,000 in offering costs related to this shelf registration statement which is recorded in Other Assets in the condensed consolidated balance sheet as of June 30, 2022.

On March 31, 2022, the Company entered into an “at-the-market” equity offering program (“ATM Facility”) whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, the Company filed a prospectus supplement relating to the offer and sale of the shares pursuant to the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, the Company filed an additional prospectus supplement relating to the offer and sale of the shares pursuant to the ATM Facility covering sales of up to an additional $2.7 million of shares of common stock. The Company is not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. The Company has agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. The Company incurred $185,000 in offering costs related to the ATM facility which is recorded in Other Assets in the condensed consolidated balance sheet for the period ended June 30, 2022. The Company had not issued any shares of common stock under the ATM Facility through June 30, 2022. The Company has issued 5.6 million shares of common stock for gross proceeds of approximately $7.0 million under the ATM Facility from July 1, 2022 through August 12, 2022.

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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, the conflicts in Eastern Europe, and otherwise. If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

See the “Risk Factors” section on this Form 10-Q for additional risks associated with our substantial capital requirements.

The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(3,352)	$(7,968)
Financing activities	(144)	(2)
Net decrease in cash and cash equivalents	$(3,496)	$(7,970)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $3.4 million and consisted primarily of a net loss of $5.6 million adjusted for non-cash stock-based compensation of $2.2 million.

Net cash used in operating activities for the six months ended June 30, 2021 was $8.0 million and consisted primarily of a net loss of $10.6 million adjusted for non-cash items of $1.8 million which were primarily related to stock-based compensation and the write-off of offering costs related to the expired ATM Facility and decreases in net operating assets of $0.8 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 consisted of $156,000 of payments for deferred financing costs, offset by $12,000 received from proceeds for stock option exercises and the issuance of our common stock under the ESPP.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting even though some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Our ability to execute on our business strategy is subject to a number of risks, which are discussed more fully below in this section. You should carefully consider these risks before making an investment in our common stock. These risks include, among others, the following:

•
Forte’s business is almost entirely dependent on the success of developing FB-102, which may not be successful.
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

Risks related to Forte’s business, technology and industry

Forte’s business through to 2021 had been almost entirely dependent on the success of FB-401 and Forte subsequently decided to discontinue the advancement of FB-401. In 2022, Forte decided to devote significant time and resources to developing FB-102, which may not be successful.

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

Forte’s prospects are highly dependent on a single product candidate, FB-102, as we discontinued FB-401 in 2021. If we are unable to complete further development of, obtain approval for and commercialize FB-102 for one or more indications in a timely manner, our business will be harmed.

After we discontinued clinical development of FB-401, Forte’s long-term prospects are highly dependent on future acceptance and revenues from a single product, FB-102. As discussed above, in September 2021, Forte announced that topline data from its Phase 2 clinical trial of FB-401 for the treatment of atopic dermatitis failed to meet statistical significance for the primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measure by EASI) and that, given that result, Forte would not be continuing development of FB-401. Our prospects are thus highly dependent on the success of FB-102, our only product candidate at this time, which is currently in preclinical stage and is being evaluated for multiple indications. Any further development of FB-102 would require substantial capital and time to complete and there is no guarantee that any future clinical trial, if pursued, would be timely or successful, or that FB-102 would be approved or, if approved, that commercialization would be successful.

Forte has no approved products and has a limited operating history, which may make it difficult to evaluate its technology and product development capabilities and predict its future performance.

We are very early in our development efforts of FB-102 and, prior to discontinuing the advancement of FB-401, were early in our clinical development efforts of FB-401.

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

Forte is a preclinical stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB-102, is currently in preclinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each period since its inception in 2017. For the six months ended June 30, 2022, Forte reported a net loss of $5.6 million. As of June 30, 2022, Forte had an accumulated deficit of $78.8 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB-102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

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

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of June 30, 2022, Forte had $38.5 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-Q. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB-102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB-102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
•
the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against Forte, FB-102 ;
•
the effect of competing technological and market developments;
•
the cost and timing of establishing, expanding and scaling manufacturing capabilities;
•
the effect of potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, the conflicts in Eastern Europe, and otherwise;
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

Forte does not have any committed external source of funds or other support for its development efforts, and Forte cannot be certain that additional funding will be available on acceptable terms, or at all. Until Forte can generate sufficient product or royalty revenue to finance its cash requirements, which Forte may never do, Forte expects to finance its future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If Forte raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. Further, to the extent that Forte raises additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, each existing investors’ ownership interest will be diluted. If Forte raises additional capital through debt financing, Forte would be subject to fixed payment obligations and may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If Forte raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, Forte may have to relinquish certain valuable rights to its product candidate, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Forte also could be required to seek collaborators for one or more of its current or future product candidates at an earlier stage than otherwise would be desirable or relinquish its rights to product candidates or technologies that Forte otherwise would seek to develop or commercialize itself. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, the conflicts in Eastern Europe, and otherwise. If Forte is unable to raise additional capital in sufficient amounts or on terms acceptable to it, Forte may have to significantly delay, scale back or discontinue the development or commercialization of its current product candidate, FB-102, or one or more of its other current or future research and development initiatives. Any of the above events could significantly harm its business, prospects, financial condition and results of operations and cause the price of its common stock to decline.

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

As of August 10, 2022, Forte had 6 full-time employees. As its research, development, manufacturing and commercialization plans and strategies develop to focus on the development of FB-102 and any future product candidates, and as Forte continues to transition into operating as a public company, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

To retain valuable employees in a competitive market, in addition to salary and cash incentives, Forte has provided stock options that vest over time. The value to employees of equity awards that vest over time may be significantly affected by decreases in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards. Despite its efforts to retain valuable employees, members of its management, scientific and development teams may terminate their employment with Forte on short notice. Employment of its key employees is at-will, which means that any of its employees could leave its employment at any time, with or without notice. Forte does not maintain “key man” insurance policies on the lives of these individuals or the lives of any of its other employees. Forte’s success also depends on its ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect its business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In response to the COVID-19 public health emergency, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In February 2022, the FDA announced that it will resume routine domestic surveillance inspections. The FDA also announced proceeding with previously planned foreign surveillance inspections that have received country clearance and are within the CDC’s Level 1 or Level 2 COVID-19 travel recommendation; otherwise, the inspection would be rescheduled. If a prolonged government shutdown or other disruption occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process its regulatory submissions, which could have a material adverse effect on its business, including its ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

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

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. Forte cannot be certain, however, that the claims in its future patent applications covering the composition of matter of any product candidates will be considered patentable by the United States Patent and Trademark Office (“USPTO”), or by patent offices in foreign countries, or that the claims in any of its issued patents will be considered valid and enforceable by courts in the United States or foreign countries.

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

No consistent policy regarding the scope of claims allowable in patents in the biotechnology field has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish Forte’s ability to protect its inventions and enforce its intellectual property rights, and more generally could affect the value of its intellectual property. In particular, its ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe its intellectual property will depend in part on its success in obtaining and enforcing patent claims that cover its technology, inventions and improvements. With respect to company-owned intellectual property, Forte cannot be sure that patents will be granted with respect to any patent applications filed by it in the future, nor can Forte be sure any patents that may be granted to Forte in the future will be commercially useful in protecting its products and the methods used to manufacture those products. Moreover, even any patents that may issue to Forte do not guarantee Forte the right to practice its technology in relation to the commercialization of its products. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent Forte from commercializing any future product candidates. Any patents that may issue to Forte in the future may be challenged, invalidated, or circumvented, which could limit its ability to stop competitors from marketing related products or limit the length of the term of patent protection that Forte may have for any product candidate it develops. In addition, the rights granted under any patents that may issue to Forte may not provide Forte with protection or competitive advantages against competitors with similar technology. Furthermore, its competitors may independently develop similar technologies. For these reasons, Forte may have competition for any product candidate it develops. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent that may issue to Forte may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

Any patents that Forte may own in the future may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, Forte does not know whether any product candidate or other technologies it develops will be protectable or remain protected by valid and enforceable patents. Forte’s competitors or other third parties may be able to circumvent Forte’s future patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect its business, financial condition, results of operations and prospects.

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

In addition, given the amount of time required for the development, testing, and regulatory review of future product candidates, Forte’s future patents protecting such a product candidate might expire before or shortly after any such product candidate is approved and commercialized. As a result, its intellectual property may not provide Forte with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If Forte is forced to grant a license to third parties with respect to any future patents relevant to its business, its competitive position may be impaired, and its business, financial condition, results of operations, and prospects may be adversely affected.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before Forte could therefore be awarded a patent covering an invention of ours even if Forte had made the invention before it was made by such third party. This will require Forte to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, Forte cannot be certain that it is the first to file any patent application related to any product candidates it develops or other technologies.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate Forte’s patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of Forte’s owned future patent applications and the enforcement or defense of its owned future issued patents, all of which could have a material adverse effect on Forte’s business, financial condition, results of operations, and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on Forte’s future patent portfolio and its ability to protect and enforce its intellectual property in the future.

Forte's future issued patents covering product candidates Forte develops could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of Forte’s owned patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to Forte’s future patents in such a way that they no longer cover its product candidate or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, Forte cannot be certain that there is no invalidating prior art, of which Forte and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, Forte would lose at least part, and perhaps all, of the patent protection on any product candidates it develops or other technologies. Such a loss of patent protection would have a material adverse impact on Forte’s business, financial condition, results of operations, and prospects.

Patent terms may be inadequate to protect our competitive position on our products and services for an adequate amount of time.

Patents have a limited lifespan. In the United States and abroad, if all maintenance fees/annuity fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date. The protection a patent affords is limited. Even if patents covering Forte’s products are obtained, once the patent life has expired, Forte may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, Forte’s future owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If Forte does not obtain patent term extension and/or data exclusivity for any product candidate that Forte may develop, its business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidate Forte may develop, one or more of its future owned U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, Forte may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant future patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than Forte requests. If Forte is unable to obtain patent term extension or the term of any such extension is shorter than what Forte requests, its competitors may obtain approval of competing products following its patent expiration, and its business, financial condition, results of operations and prospects could be materially harmed.

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

Forte’s commercial success depends in part on its and its collaborators’ ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to Forte’s future patents.

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

Competitors may infringe Forte’s future patents, or Forte may be required to defend against claims of infringement. In addition, its patents also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time-consuming. In an infringement proceeding, a court may decide that a future patent owned by Forte is invalid or unenforceable, the other party’s use of its patented technology falls under the safe harbor to patent infringement under 35 U.S.C. § 271(e)(1), or may refuse to stop the other party from using the technology at issue on the grounds that its owned future patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of its owned future patents at risk of being invalidated or interpreted narrowly. Even if Forte establishes infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of Forte’s confidential information could be compromised by disclosure during this type of litigation.

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
•
Forte, or its current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that Forte may own in the future;
•
Forte, or its current or future licensors or collaborators, might not have been the first to file patent applications covering certain of its or their inventions;
•
others may independently develop similar or alternative technologies or duplicate any of Forte’s technologies without infringing Forte’s owned intellectual property rights;
•
it is possible that Forte’s future pending owned patent applications will not lead to issued patents;
•
future issued patents that Forte holds rights to may be held invalid or unenforceable, including as a result of legal challenges by its competitors or other third parties;
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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measure by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $23.53 per share, or approximately 82%, from $28.59 per share as of the close of business on September 2, 2021 to $5.06 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on August 12, 2022, was $1.33 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

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
•
claims or litigation related to the Rights Plan;
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

The shareholders’ rights plan adopted by our board of directors may discourage a third party from acquiring us in a manner that could result in a premium price to our shareholders.

On July 11, 2022, our board of directors authorized and declared a dividend distribution of a Right for each outstanding common share to shareholders of record as of the close of business on July 21, 2022. If a person or group acquires beneficial ownership of 10% or more of the Common Stock, or 20% in the case of certain institutional investors, each Right would entitle its holder (other than the person or group triggering the Rights Plan, whose Rights will become void and will not be exercisable) to purchase from the Company one one-thousandth of a share of the Preferred Stock of the Company at an exercise price of $16.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment. The Rights Plan may make it more difficult or discourage a merger, amalgamation, arrangement, take-over bid, tender or exchange offer or other business combination involving the Company that is not approved by the board of directors. However, neither the Rights Plan nor the Rights should interfere with any merger, amalgamation, arrangement, take-over bid, tender or exchange offer or other business combination approved by the board of directors.

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

As of June 30, 2022, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

3.1

Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 12, 2022).

4.1

Preferred Stock Rights Agreement, dated as of July 12, 2022, by and between the Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 12, 2022).

10.1#*	Offer Letter by and between the Company and Hubert Chen, M.D., dated May 31, 2022.

10.2#*	Amended and Restated Non-Employee Director Compensation Policy.

10.3

At Market Issuance Sales Agreement between the Company and Ladenburg Thalmann & Co. Inc., dated March 31, 2022, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 1, 2022.

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

* Filed herewith.

# Management contract or compensatory plan or arrangement.

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

Forte Biosciences, Inc.

Date: August 15, 2022	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)