Form 10-Q
period 2022-09-30
Forte Biosciences, Inc.
filed 2022-11-14
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, the registrant had 21,000,069 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,048	$42,044
Prepaid expenses and other current assets	546	476
Total current assets	44,594	42,520

Other assets	534	786
Total assets	$45,128	$43,306

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$1,191	$946
Accrued liabilities	1,102	812
Total current liabilities	2,293	1,758

Commitments and contingencies (Note 4)
Series A Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2022 (unaudited) and December 31, 2021; aggregate liquidation preference of $0 as of September 30, 2022 (unaudited) and December 31, 2021	—	—
Stockholders’ equity
Common stock, $0.001 par value: 200,000,000 shares authorized as of September 30, 2022 (unaudited) and December 31, 2021; 21,000,069 and 14,754,447 shares issued and outstanding as of September 30, 2022 (unaudited) and December 31, 2021, respectively	21	15
Additional paid-in capital	124,981	114,698
Accumulated deficit	(82,167)	(73,165)
Total stockholders’ equity	42,835	41,548
Total liabilities, convertible preferred stock and stockholders’ equity	$45,128	$43,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$1,379	$5,656	$3,106	$12,501
General and administrative	2,044	2,043	5,851	5,686
Total operating expenses	3,423	7,699	8,957	18,187
Loss from operations	(3,423)	(7,699)	(8,957)	(18,187)
Other income (expense), net	23	(52)	(45)	(180)
Net loss	$(3,400)	$(7,751)	$(9,002)	$(18,367)
Per share information:
Net loss per share - basic and diluted	$(0.18)	$(0.54)	$(0.56)	$(1.34)
Weighted average shares outstanding, basic and diluted	18,927,446	14,241,220	16,164,770	13,702,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	12,830,598	$13	$110,424	$(51,457)	$58,980
Exercise of employee stock options	7,655	—	27	—	27
Stock-based compensation	—	—	495	—	495
Cashless exercise of warrants	673,463	—	—	—	—
Net loss	—	—	—	(4,804)	(4,804)
Balance — March 31, 2021	13,511,716	13	110,946	(56,261)	54,698
Exercise of employee stock options	1,939	—	15	—	15
Issuance of common stock upon vesting of restricted stock units	5,000	—	—	—	—
Cashless exercise of warrants	560,402	1	(1)	—	—
Stock-based compensation	—	—	1,008	—	1,008
Net loss	—	—	—	(5,812)	(5,812)
Balance — June 30, 2021	14,079,057	14	111,968	(62,073)	49,909
Exercise of employee stock options	19,981	—	19	—	19
Cashless exercise of warrants	655,409	1	(1)	—	—
Stock based compensation	—	—	1,473	—	1,473
Net loss	—	—	—	(7,751)	(7,751)
Balance — September 30, 2021	14,754,447	$15	$113,459	$(69,824)	$43,650

Balance — December 31, 2021	14,754,447	$15	$114,698	$(73,165)	$41,548
Exercise of employee stock options	1,098	—	1	—	1
Issuance of common stock under ESPP	5,716	—	11	—	11
Stock-based compensation	—	—	1,055	—	1,055
Net loss	—	—	-	(2,567)	(2,567)
Balance — March 31, 2022	14,761,261	15	115,765	(75,732)	40,048
Stock-based compensation	—	—	1,194	—	1,194
Net loss	—	—	-	(3,035)	(3,035)
Balance — June 30, 2022	14,761,261	15	116,959	(78,767)	38,207
Issuance of common stock through public equity offering, net of offering costs of $595	6,142,158	6	7,116	—	7,122
Issuance of common stock upon vesting of restricted stock units	96,650	—	—	—	—
Stock based compensation	—	—	906	—	906
Net loss	—	—	—	(3,400)	(3,400)
Balance — September 30, 2022	21,000,069	$21	$124,981	$(82,167)	$42,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,002)	$(18,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	36
Impairment of property and equipment	—	61
Stock-based compensation expense	3,155	2,976
Changes in operating assets and liabilities:
Prepaid expenses and other assets	76	718
Accounts payable	189	1,090
Accrued liabilities	290	391
Net cash used in operating activities	(5,292)	(13,095)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs, $434	7,284	—
Proceeds from exercise of stock options and ESPP	12	61
Payment of deferred financing costs	—	(66)
Net cash provided by (used in) by financing activities	7,296	(5)

Net increase (decrease) in cash and cash equivalents	2,004	(13,100)
Cash and cash equivalents — beginning of period	42,044	58,765
Cash and cash equivalents — end of period	$44,048	$45,665

Non-cash financing activities:
Supplemental disclosure of non-cash investing and financing activities:
Unpaid issuance costs	$55	$40
Deferred issuance costs	$107	$-

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

On February 12, 2021, the Company incorporated Forte Biosciences Emerald Limited in Dublin, Ireland. This subsidiary was dissolved on April 1, 2022.

Liquidity and Risks

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. As of September 30, 2022, the Company had an accumulated deficit of $82.2 million. The Company used $5.3 million of cash in operating activities during the nine months ended September 30, 2022. Management expects to continue to incur additional losses in the foreseeable future as the Company focuses its development efforts on advancing FB-102 through preclinical trials.

The Company had cash and cash equivalents of approximately $44.0 million as of September 30, 2022. The Company’s cash and cash equivalents are held at financial institutions and exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q.

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

The pandemic caused by outbreaks of new strains of coronaviruses, or COVID-19 and its variants, has resulted, and may continue to result, in significant national and global economic disruption and may adversely affect the Company’s operations. The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on its operations, financial position, results of operations and cash flows for the foreseeable future.

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

The Company had $35.0 million in money market funds as of September 30, 2022 and December 31, 2021, which are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

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

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the period. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses. Comprehensive loss was equal to net loss for the three and nine months ended September 30, 2022 and 2021.

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

	Three and Nine Months Ended September 30,
	2022	2021
Options	2,329,918	1,509,256
Restricted stock units	162,201	15,000
Warrants	4,434	4,434
Total	2,496,553	1,528,690

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021 consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid insurance	$427	$387
Other	119	89
Total prepaid expenses and other current assets	$546	$476

Other Assets

Other assets as of September 30, 2022 and December 31, 2021 consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid insurance	$521	$667
Prepaid offering costs	—	106
Other	13	13
Total other assets	$534	$786

Accrued Liabilities

Accrued liabilities as of September 30, 2022 and December 31, 2021 consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued legal and professional fees	$150	$75
Accrued compensation	642	681
Accrued manufacturing and clinical expenses	276	40
Other	34	16
Total accrued liabilities	$1,102	$812

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

The Company incurred $0 and $25,000 in minimum royalty expenses for the three months ended September 30, 2022 and 2021, and $25,000 and $75,000 for the nine months ended September 30, 2022 and 2021, respectively.

Lease Agreements

The Company has entered into month-to-month lease agreements for certain office and laboratory space. The lease agreements are cancellable by the Company at any time with a 30-day notice. Total rent expense for all locations for the three and nine months ended September 30, 2022 was $6 thousand and $12 thousand, respectively. Total rent expense for all locations for the three and nine months ended September 30, 2021 was $9,000 and $0, respectively. Rent expense for the nine months ended September 30, 2021 included a net credit of $9,000 of a refund from operating expenses.

Preclinical Services

The Company has entered into various agreements with third party vendors for preclinical services. The estimated remaining commitments as of September 30, 2022 under these agreements were approximately $134,000.

5. Equity

Common Stock

In February 2021, warrants to purchase 978,858 shares of common stock were exercised on a cashless basis resulting in 673,463 shares being issued. In June 2021, warrants to purchase 760,572 shares of common stock were exercised on a cashless basis resulting in 560,402 shares being issued. In September 2021, warrants to purchase 1,013,116 shares of common stock were exercised on a cashless basis resulting in 655,409 shares being issued. Warrants to purchase 4,434 shares of the Company’s common stock at an exercise price of $140.25 per share which were previously issued by Tocagen, Inc. survived the merger with Tocagen and remained outstanding as of September 30, 2022.

In June 2021, the Company filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow the Company to raise up to $300 million in additional capital. On March 31, 2022, the Company entered into an “at-the-market” equity offering program (“ATM Facility”) whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, the Company filed a prospectus supplement to the June 2021 Form S-3 relating to the offer and sale of the shares pursuant to the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, the Company filed an additional prospectus supplement relating to the offer and sale of shares pursuant to the ATM Facility covering sales of up to an additional $2.7 million of shares of common stock. The Company is not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. The Company has agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. The Company issued 6.1 million shares of common stock for gross proceeds of approximately $7.7 million under the ATM Facility from July 1, 2022 through September 30, 2022 and incurred $595,000 in issuance costs related to the ATM Facility and shelf registration statement.

Rights Plan

On July 11, 2022, the Company authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of common stock of the Company to stockholders of record as of the close of business on July 21, 2022. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of the Company at an exercise price of $16.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment. The Rights are not exercisable until the Distribution Date. The Distribution Date is the 10th business day after the public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 10 percent or more of our common stock or the 10th business day after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 10 percent or more of our common stock.

The Rights will be redeemable at the Company’s option for $0.001 per Right at any time on or prior to the 10th business day after the public announcement that an Acquiring Person has acquired beneficial ownership of 10 percent or more of the Common Stock.

The Rights expire on the earliest of July 12, 2023 or on the redemption or exchange of the Rights. There is no financial statement impact until such time as the rights become exercisable.

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

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 500,000 shares for future grants under the 2020 Inducement Plan. As of September 30, 2022, there were 115,000 shares available for issuance under the 2020 Inducement Plan.

In May 2021, the 2017 Plan was terminated and replaced by the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan had an initial reserve of 1,000,000 shares available for grant. The 2021 Plan was amended in June 2022 to increase the shares available for grant by an additional 1,500,000 shares. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Subsequent to the Merger, service-based awards generally vested over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of September 30, 2022, there were 1,370,554 shares available for issuance under the 2021 Plan.

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

There were no stock options granted during the three months ended September 30, 2022. The weighted average grant-date fair value of stock options granted in the nine months ended September 30, 2022 was $0.92, and $18.49 and $21.89 in the three and nine months ended September 30, 2021, respectively.

The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value of common stock	$—	$30.63	$1.49	$35.78
Risk-free interest rate	—	0.91%	2.25%	0.94%
Dividend yield	—	0.00%	0.00%	0.00%
Expected term of options (years)	—	6.08	5.88	5.95
Volatility	—	67.20%	68.57%	69.00%

The table below summarizes the stock option activity during the nine months ended September 30, 2022:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2021	1,281,396	$18.18	7.94
Granted	1,149,166	$1.49
Exercised	(1,098)	$1.06
Cancelled/Forfeited	(99,546)	$30.10
Balances at September 30, 2022	2,329,918	$9.45	8.37	$98
Vested and expected to vest at September 30, 2022	2,329,918	$9.45	8.37	$98
Exercisable at September 30, 2022	468,581	$20.85	7.90	$9

The aggregate intrinsic value of options at September 30, 2022 is based on the Company’s fair value of its stock price on that date of $1.07 per share.

Restricted Stock Unit Awards

There were no restricted stock units granted during the nine months ended September 30, 2022. The Company made a change in accounting estimate in the three months ended March 31, 2022 related to the vesting of performance-based restricted stock units. As a result of this change in accounting estimate, $158,000 of expense that had been previously recognized in 2021 was reversed in the three months ended March 31, 2022.

Restricted stock unit awards outstanding as of September 30, 2022 were as follows:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2021	258,851	$3.36
Granted	—	—
Forfeited/Cancelled	—	—
Issued as Common Stock	(96,650)	3.36
Outstanding at September 30, 2022	162,201	$3.36

2017 Employee Stock Purchase Plan

In May 2021, the Company’s board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 318,522 shares available for future issuance under the ESPP as of September 30, 2022. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The Company issued 5,716 shares under the ESPP during the nine months ended September 30, 2022. The ESPP is considered a compensatory plan. The Company recorded stock-based compensation expense related to its ESPP of $2 thousand for the three and nine months ended September 30, 2022. The Company recorded stock-based compensation expense related to its ESPP of $20 thousand for the three and nine months ended September 30, 2021.

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$327	$522	$993	$1,191
General and administrative	579	951	2,162	1,785
Total	$906	$1,473	$3,155	$2,976

As of September 30, 2022, there was unrecognized stock-based compensation expense related to stock options with service conditions of $7.1 million, which is expected to be recognized over a weighted-average period of 2.35 years. Total unrecognized stock-based compensation expenses related to stock options and restricted stock units with performance conditions were approximately $233,000.

7. Related Party Transactions

Two members of the Company’s board of directors received cash payments of $4 thousand and $16 thousand for scientific consulting services during the three and nine months ended September 30, 2022, respectively.

One member of the Company’s board of directors received cash payments of $1,000 for scientific consulting services for the three and nine months ended September 30, 2021.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements of Forte Biosciences, Inc. (“Forte”, “we”, “our”) and the accompanying notes appearing elsewhere in this Form 10-Q and in our Form 10-K as filed with the Securities and Exchange Commission, or SEC, on March 31, 2022. This discussion of the financial condition and results of operations regarding matters that are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Act of 1995 and, known as the PSLRA. These include statements regarding management’s intention, plans, beliefs, expectations or forecasts for the future, and, therefore, you are cautioned not to place undue reliance on them. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by law. We use words such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and similar expressions to identify these forward-looking statements that are intended to be covered by the safe-harbor provisions of the PSLRA.

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

Overview

Forte Biosciences, Inc. and its subsidiary (www.fortebiorx.com) (“Forte”, “we”, “our”) is a biopharmaceutical company focused on developing its FB-102 program which the Company believes has potentially broad applications for autoimmune diseases. We had $44.0 million in cash and cash equivalents as of September 30, 2022.

In June 2021, the Company filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow the Company to raise up to $300 million in additional capital. On March 31, 2022, the Company entered into an “at-the-market” equity offering program (“ATM Facility”) whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, the Company filed a prospectus supplement to the June 2021 Form S-3 relating to the offer and sale of the shares pursuant to the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, the Company filed an additional prospectus supplement relating to the offer and sale of shares pursuant to the ATM Facility covering sales of up to an additional $2.7 million of shares of common stock. The Company is not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. The Company has agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. The Company issued 6.1 million shares of common stock for gross proceeds of approximately $7.7 million under the ATM Facility from July 1, 2022 through September 30, 2022 and incurred $595,000 in issuance costs related to the ATM Facility and shelf registration statement.

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

The Company significantly reduced its research and development expenses as it wound down the FB-401 program, however, we anticipate research and development expenses to continue to increase in the future as we develop our current lead product candidate, FB-102.

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

Critical Accounting Policies and Estimates

There have been no significant changes during the nine months ended September 30, 2022 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022.

Results of Operations

Comparison of Three and Nine months ended September 30, 2022 and 2021

The following tables summarize our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$1,379	$5,656	$(4,277)
General and administrative	2,044	2,043	1
Total operating expenses	3,423	7,699	(4,276)
Other income (expense), net	23	(52)	75
Net Loss	$3,400	$7,751	$(4,351)

	For the Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$3,106	$12,501	$(9,395)
General and administrative	5,851	5,686	165
Total operating expenses	8,957	18,187	(9,230)
Other income (expense), net	(45)	(180)	135
Net Loss	$9,002	$18,367	$(9,365)

Research and Development Expenses

Research and development expenses were $1.4 million for the three months ended September 30, 2022, compared to $5.7 million for the same period in 2021. The decrease of $4.3 million was primarily due to a net decrease of approximately $3.1 million in manufacturing expenses, a net decrease of approximately $0.5 million in preclinical and clinical expenses as we terminated our FB-401 program following the announcement of our unfavorable clinical trial results, and a decrease of $0.7 million in other expenses.

Research and development expenses were $3.1 million for the nine months ended September 30, 2022 compared to $12.5 million for the same period in 2021. The decrease of $9.4 million was primarily due to a net decrease of approximately $5.0 million in manufacturing expenses, a net decrease of approximately $2.9 million in preclinical and clinical expenses as we terminated our FB-401 program following the announcement of our unfavorable clinical trial results, a net decrease in payroll and related expenses of approximately $0.7 million as a result of reduced average headcount and a net decrease of $0.8 million in other expenses.

While research and development expenses decreased for the three and nine months ended September 30, 2022 compared to the same periods last year, we anticipate research and development expenses to increase in the future as we continue to develop our current lead product candidate, FB-102.

General and Administrative Expenses

General and administrative expenses were $2.0 million for the three months ended September 30, 2022, and 2021. General and administrative expenses remained relatively flat as an increase in legal and professional expenses of $0.4 million was mostly offset by a decrease of approximately $0.4 million in payroll and related expenses.

General and administrative expenses were $5.9 million for the nine months ended September 30, 2022, compared to $5.7 million for the same period in 2021. The increase of $0.2 million was primarily due to an increase in stock-based compensation expenses.

Our general and administrative expenses may increase in the future due to increases in professional and advisory fees as we build out our infrastructure to develop FB-102.

Other Income (Expenses), Net

The change in other income (expenses), net for the three and nine months ended September 30, 2022, compared with the same periods in the prior year were primarily driven by changes in foreign currency transaction and remeasurement losses related to contracts denominated in currencies other than the U.S. dollar due to differences between the exchange rates on the billing and payment dates, and franchise taxes.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or out-licenses. We have never been profitable and have incurred operating losses each year since inception. Our net loss was approximately $9.0 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of approximately $82.2 million. We had cash and cash equivalents of approximately $44.0 million as of September 30, 2022. We believe that our existing cash and cash equivalents will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Form 10-Q. We expect to incur operating losses in the future as we develop our current lead product candidate, FB-102.

In June 2021, the Company filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow the Company to raise up to $300 million in additional capital. On March 31, 2022, the Company entered into an “at-the-market” equity offering program (“ATM Facility”) whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, the Company filed a prospectus supplement to the June 2021 Form S-3 relating to the offer and sale of the shares pursuant to the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, the Company filed an additional prospectus supplement relating to the offer and sale of shares pursuant to the ATM Facility covering sales of up to an additional $2.7 million of shares of common stock. The Company is not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. The Company has agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. The Company had issued 6.1 million shares of common stock for gross proceeds of approximately $7.7 million under the ATM Facility from July 1, 2022 through

September 30, 2022 and incurred $595,000 in issuance costs related to the ATM Facility and shelf registration statement.

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

See the “Risk Factors” section on this Form 10-Q for additional risks associated with our substantial capital requirements.

The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(5,292)	$(13,095)
Financing activities	7,296	(5)
Net increase (decrease) in cash and cash equivalents	$2,004	$(13,100)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $5.3 million and consisted primarily of a net loss of $9.0 million adjusted for non-cash stock-based compensation of $3.1 million and decreases in net operating assets of $0.6 million.

Net cash used in operating activities for the nine months ended September 30, 2021 was $13.1 million and consisted primarily of a net loss of $18.4 million adjusted for non-cash items of $3.1 million which were primarily related to stock-based compensation and decreases in net operating assets of $2.2 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of $7.3 million in net proceeds from the sale of shares of our common stock under our ATM Facility and $12 thousand received from proceeds from stock option exercises and the issuance of shares of our common stock under the ESPP.

Net cash used in financing activities of $5 thousand for the nine months ended September 30, 2021 was primarily from $66 thousand in additional fees paid for our shelf registration statement partially offset by net proceeds of $61 thousand received from the exercise of stock options.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting even though some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Forte is a preclinical stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB-102, is currently in preclinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each period since its inception in 2017. For the nine months ended September 30, 2022, Forte reported a net loss of $9.0 million. As of September 30, 2022, Forte had an accumulated deficit of $82.2 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB-102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

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

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of September 30, 2022, Forte had $44.0 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-Q. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB-102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB-102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Even if Forte is successful in obtaining market approval for a drug product, commercial success of any approved products will also depend in large part on marketing acceptance, the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors. Third-party payors could require Forte to conduct additional studies, including post-marketing studies related to the cost-effectiveness of the product, to qualify for reimbursement, which could be costly and divert its resources. If government and other healthcare payors were not to provide adequate insurance coverage and reimbursement levels for any of its drug products once approved, market acceptance and commercial success would be reduced.

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

As of November 11, 2022, Forte had 6 full-time employees. As its research, development, manufacturing and commercialization plans and strategies develop to focus on the development of FB-102 and any future product candidates, and as Forte continues to transition into operating as a public company, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect its business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In response to the COVID-19 public health emergency, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown or other disruption occurs, including due to travel restrictions, foreign COVID-19-related policies, staffing shortages, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process its regulatory submissions, which could have a material adverse effect on its business, including its ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to autoimmune technologies and in the fields in which Forte is developing its product candidate. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that its product candidate and other technologies may give rise to claims of infringement of the patent rights of others. Forte cannot assure you that its product candidate and other technologies that Forte has developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. Forte may identify third party patents in which it will determine that the best course of action is to challenge the validity of such third party patents in a post-grant proceeding at the USPTO, such as in a reexamination, or a post-grant and inter partes review. The outcome of such post-grant proceedings is uncertain and if the USPTO upholds the validity of these third party patents, it could have an adverse impact on Forte’s ability to commercialize its future products, including either an injunction prohibiting its manufacture or future sales, or, with respect to its future sales, an obligation on its part to pay royalties and/or other forms of compensation to third parties, which could be significant. Forte may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which Forte is developing its product candidate and other technologies might assert are infringed by future product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover future product candidates or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that future product candidates or other technologies may infringe. Forte cannot provide any assurances that third-party patents do not exist which might be enforced against its current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting its manufacture or future sales, or, with respect to its future sales, an obligation on its part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measure by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $23.53 per share, or approximately 82%, from $28.59 per share as of the close of business on September 2, 2021 to $5.06 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on November 11, 2022, was $1.03 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

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

As of September 30, 2022, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Severance Agreements

Upon recommendation from the Compensation Committee of the board of directors, on November 10, 2022, the board of directors approved and adopted a form of change in control and severance agreement to be entered into by and between the Company and its current and future executive officers (each, a “Severance Agreement” and together the “Severance Agreements”). Each Severance Agreement supersedes any prior agreement or arrangement that each executive may have had with the Company that provides for severance or change in control payments and benefits. The Severance Agreements provide that if, other than during the period beginning three months before a change in control through the one-year anniversary of a change in control (the “CIC Period”), the executive is terminated either (x) by the Company without cause (as defined in the applicable Severance Agreement, and excluding by reason of his or her death or disability), or (y) by the executive for good reason (as defined in the Severance

Agreement), then the executive will receive the following severance payments and benefits if he or she timely executes and does not revoke a separation agreement and release of claims in the Company’s favor:

•
Continuing payments of such officer’s base salary as in effect immediately before such termination, less applicable withholdings, for a period of 12 months, or 18 months in the case of the Chief Executive Officer.
•
A lump sum cash payment equal to 100% of such officer’s target bonus opportunity, or 150% in the case of the Chief Executive Officer, as in effect immediately before such termination.
•
Company payment of the premiums required forcontinued coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) under the Company’s group health, dental and vision care plans for the executive officer and his or her eligible dependents for up to 12 months, or 18 months in the case of the Chief Executive Officer.
•
For the Chief Executive Officer only, 12 months accelerated vesting and exercisability of the outstanding and unvested Company equity as of the termination date.

If, during the CIC Period, the officer’s employment with the Company is terminated either (x) by the Company without cause (as defined in the applicable Severance Agreement, and excluding by reason of his or her death or disability) or (y) by the executive for good reason (as defined in the respective Severance Agreement), the executive will receive the following severance payments and benefits if he or she timely executes and does not revoke a separation agreement and release of claims in the Company’s favor:

•
A lump sum cash payment equal to 150% of such executive’s base salary as in effect immediately before such termination, or 200% in the case of the Chief Executive Officer.
•
A lump sum cash payment equal to 150% of such officer’s target bonus opportunity, or 200% in the case of the Chief Executive Officer, as in effect immediately before such termination or the applicable change in control, if greater.
•
Company payment of the premiums required for continued coverage pursuant to COBRA under the Company’s group health, dental and vision care plans for the executive officer and his or her eligible dependents for up to 18 months, or 24 months in the case of the Chief Executive Officer.
•
100% accelerated vesting and exercisability of the outstanding and unvested Company equity granted to the executive.

Each Severance Agreement provides that, if any of the amounts provided for under a Severance Agreement or otherwise payable to the executive would constitute “parachute payments” within the meaning of Internal Revenue Code Section 280G and could be subject to the related excise tax, the executive would receive (to the extent he or she is entitled to such receipt) either the full payment of benefits under the executive’s Severance Agreement or such lesser amount that would result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the executive. The Severance Agreements do not provide for any tax gross-ups in connection with a change in control.

The foregoing description of the Severance Agreements does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the form of Severance Agreement, which is filed herewith as Exhibit 10.1, and incorporated herein by reference.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
10.1*#	Form of Change in Control and Severance Agreement

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*±	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*±	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

* Filed herewith.

# Management contract or compensatory plan or arrangement

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

Forte Biosciences, Inc.

Date: November 14, 2022	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)