Form 10-K
period 2022-12-31
Forte Biosciences, Inc.
filed 2023-03-31
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

sep

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark where the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2022 was $17.5 million.

The number of shares of Registrant’s Common Stock outstanding as of March 24, 2023 was 21,007,069.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Annual Report on Form 10-K assuming such proxy statement is filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022. If such proxy statement is not filed on or before such date, the information called for by Part III will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

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
•
our expectations regarding the timing of product launches, as well as product features and specifications, including target indications for FB-102;
•
our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•
the timing, scope and likelihood of regulatory filings and approvals for future product candidates;
•
our estimates regarding the sufficiency of our cash resources and our need for additional funding;
•
our expectations regarding the market size, market growth and growth potential for our business, including our estimates of the number of patients who suffer from the diseases we are targeting;
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

Item 1. Business

Overview

Forte Biosciences, Inc. and its subsidiaries (www.fortebiorx.com) (“Forte”, “we”, “our”) is a biopharmaceutical company that is advancing through preclinical trials its product candidate, FB-102, which is a proprietary therapeutic molecule with potentially broad autoimmune applications in such indications as graft-versus-host disease (“GvHD”), vitiligo and alopecia areata (“AA”) which have multi-billion dollar market sizes. FB-102 is an antagonist of autoimmune disease pathways with the potential for a durable response.

GvHD is a complication associated with allogeneic hematopoietic stem cell transplantation (HSCT) in which the transplanted cells initiate an immune response against the transplant recipient.. There are 2 main types of GvHD – acute GvHD and chronic GvHD. The severity of symptoms ranges from mild to fatal. Acute GvHD usually occurs within 100 days of a transplant. Symptoms of the acute GvHD affect the skin, GI tract or liver. Chronic GvHD symptoms can occur any time after a transplant, but usually start within 2 years. Symptoms of chronic GvHD affect the skin, mouth, liver, lungs, GI tract, muscles or joints. There remains a significant unmet need for safe and effective therapies for GvHD.

Chronic GvHD prevalence and severity has increased in recent decades as the use of HSCT has increased. Estimates range from 30% to 70% of patients who undergo allogeneic HSCT experience chronic GvHD. It is estimated that 10-15% of tissue transplants are rejected, and US 33,000 tissues transplants were performed in the US in 2020. The global GvHD treatment market size was estimated at $1.6 billion in 2021 and is projected to reach $2.8 billion by 2027.

Vitiligo is characterized by the loss of melanocytes which are cells that produce skin pigmentation and results in discolored patches appearing in the skin, hair and mucous membrane. Vitiligo is where natural killer cells (“NK cells”) and cytotoxic T lymphocytes (“CD8+”) attack melanocytes. Current treatments include black box warnings. There remains a significant unmet need for safe and effective therapies for vitiligo.

It is estimated by the National Institutes of Health (“NIH”) that vitiligo affects 2 million people in the U.S with world- wide prevalence at 0.5% to 2% of the population. The global vitiligo treatment market size was estimated at $1.2 billion in 2018 and is projected to reach $1.9 billion by 2026 (Fortune Business Insights).

AA is characterized by nonscarring, unpredictable and patchy hair loss generally on the scalp but also in other areas of the body as a result of immune cells attacking and damaging hair follicles. Most individuals experience the onset of AA by the age of 40 and nearly half experience the onset by age 20. There remains a significant unmet need for safe and effective therapies for AA.

It is estimated by the NIH that AA affects 700,000 people in the US with moderate to severe at 300,000 people. The global alopecia treatment market size was estimated at $2.7 billion in 2020 or 0.5% to 2% of the population and is projected to reach $4.9 billion by 2028.

While JAK inhibitors have demonstrated efficacy in GvHD, vitiligo and AA, black box warnings have dampened enthusiasm for JAK inhibitors. As a result, there remains a significant unmet need for safe and effective therapies. FB-102 has potentially other autoimmune applications including celiac disease, eosinophilic esophagitis and Type 1 diabetes. Forte expects FB-102 to be in the clinic late 2023 or early 2024.

We had $41.1 million in cash and cash equivalents as of December 31, 2022. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

Manufacturing and Supply

Forte has outsourced the manufacturing of FB-102 to facilities at third party contract manufacturing organizations (CMOs) and the preclinical testing and development to clinical research organizations (CROs). These facilities and associated equipment are designed and operated to be consistent with all applicable laws and regulations. However, from time to time, we source critical raw materials and services from one or a limited number of suppliers with potentially long lead times or limited manufacturing and testing slot availability. There is a risk that if such supplies or services were interrupted, it could materially harm the manufacturing and preclinical development of FB-102.

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

Intellectual Property

In December 2017, Forte entered into an exclusive license agreement with the DHHS, as amended in May 2020. Under the agreement, the DHHS granted Forte an exclusive, sublicensable and worldwide license to certain rights in patents under which we may develop and commercialize pharmaceutical and biological compositions comprising Gram-negative bacteria for the topical treatment of dermatological diseases and conditions. The Company terminated its license agreement with DHHS effective April 2, 2022.

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB-102 program. We also own four pending US patent applications related to the FB-102 program. The estimated expiration dates of these patents are 2043-2044.

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

Since the start of the COVID-19 pandemic, FDA has issued various COVID-19 related guidance documents, including guidance on conducting clinical trials during the pandemic and on the good manufacturing practice considerations for responding to COVID-19 infection and other topics. We may be required to make further adjustments to our clinical trials or business operations based on current or future guidance and regulatory requirements as a result of the COVID-19 pandemic. President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

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

Employees and Human Capital

As of March 24, 2023, we had 6 full-time employees, primarily engaged in research and development, manufacturing and administration. None of Forte’s employees are represented by labor unions or covered by collective bargaining agreements. Forte considers its relationship with its employees to be good.

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

Corporate Information and History

On June 15, 2020, Forte completed a business combination (the “Merger”) with Tocagen, Inc. (“Tocagen”), a publicly traded biotechnology company, with Forte being the surviving business. Prior to the Merger, Forte was a privately held company incorporated in Delaware on May 3, 2017. Forte's legal predecessor, Tocagen, was incorporated in Delaware in August 2007.

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
•
Forte’s ability to successfully develop any product candidate is highly uncertain.
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
•
Forte has identified a material weakness in its internal control over financial reporting. If Forte’s remediation of the material weakness is not effective, or if Forte experiences additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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

After we discontinued clinical development of FB-401, Forte’s long-term prospects are highly dependent on future acceptance and revenues from a single product, FB-102. As discussed above, in September 2021, Forte announced that topline data from its Phase 2 clinical trial of FB-401 for the treatment of atopic dermatitis failed to meet statistical significance for the primary endpoint of

EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI) and that, given that result, Forte would not be continuing development of FB-401. Our prospects are thus highly dependent on the success of FB-102, our only product candidate at this time, which is currently in preclinical stage and is being evaluated for multiple indications. Any further development of FB-102 would require substantial capital and time to complete and there is no guarantee that any future clinical trial, if pursued, would be timely or successful, or that FB-102 would be approved or, if approved, that commercialization would be successful.

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

Forte is a preclinical stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB-102, is currently in preclinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each period since its inception in 2017. For the year ended December 31, 2022, Forte reported a net loss of $13.9 million. As of December 31, 2022, Forte had an accumulated deficit of $87.0 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB-102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

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

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of December 31, 2022, Forte had $41.1 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-K. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB-102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB-102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
•
the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against Forte, FB-102;
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
•
the effect of inflationary pressure on the United States capital markets and our ability to raise capital, including any impact of adverse developments affecting the financial services industry, such as those based on liquidity constraints or concerns;
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

In June 2021, Forte filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow Forte to raise up to $300 million in additional capital. On March 31, 2022, Forte entered into an “at-the-market” equity offering program (“ATM Facility”) whereby Forte may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, Forte filed a prospectus supplement to the June 2021 Form S-3 for the offer and sale of the shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, Forte filed an additional prospectus supplement relating to offer and sell an additional $2.7 million of shares of common stock. Forte is currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by Forte pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of Forte’s common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and Forte will remain subject to such limitation for so long as the aggregate market value of Forte’s common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of

Form S-3). As of the date of filing of this Annual Report on Form 10-K, Forte has reached this limit and, as such, may not sell any additional securities under the ATM Facility (or otherwise under Form S-3) until such time as (i) during the preceding twelve-month period, we have not sold securities in excess of the limitation set forth in General Instruction I.B.6 of Form S-3, or (ii) the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, while the ATM Facility remains in place, it is not currently a source of additional funding for Forte and Forte remains restricted in its ability to access additional funding from the sale of securities under Form S-3.

Forte does not have any committed external source of funds or other support for its development efforts, and Forte cannot be certain that additional funding will be available on acceptable terms, or at all. Until Forte can generate sufficient product or royalty revenue to finance its cash requirements, which Forte may never do, Forte expects to finance its future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If Forte raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. Further, to the extent that Forte raises additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, each existing investors’ ownership interest will be diluted. If Forte raises additional capital through debt financing, Forte would be subject to fixed payment obligations and may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If Forte raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, Forte may have to relinquish certain valuable rights to its product candidate, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Forte also could be required to seek collaborators for one or more of its current or future product candidates at an earlier stage than otherwise would be desirable or relinquish its rights to product candidates or technologies that Forte otherwise would seek to develop or commercialize itself. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, the conflicts in Eastern Europe, the effect of inflationary pressure on the United States capital markets, adverse developments affecting the financial services industry (such as the closure of Silicon Valley Bank in March 2023 and any similar bank closures) and otherwise. If Forte is unable to raise additional capital in sufficient amounts or on terms acceptable to it, Forte may have to significantly delay, scale back or discontinue the development or commercialization of its current product candidate, FB-102, or one or more of its other current or future research and development initiatives. Any of the above events could significantly harm its business, prospects, financial condition and results of operations and cause the price of its common stock to decline.

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

COVID-19, the infectious disease caused by the most recently discovered coronavirus, and its variants have spread to most countries across the world, including all 50 states within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. While the extent of the impact of the COVID-19 pandemic on Forte’s business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a negative impact on its business, financial condition and operating results. Due to the global pandemic impacting the United States, its preclinical studies could also be slowed or delayed, or in a more severe scenario, its business, financial condition and operating results could be more severely affected. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to Forte’s business as a result of the COVID-19 pandemic is difficult to predict, which may increase its costs or expenses. President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

Forte will need to grow the size of its organization, and may experience difficulties in managing this growth.

As of March 24, 2023, Forte had 6 full-time employees . As its research, development, manufacturing and commercialization plans and strategies develop to focus on the development of FB-102 and any future product candidates, and as Forte continues to transition into operating as a public company, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of December 31, 2022, Forte has federal net operating loss carryforwards of $24.9 million, which begin expiring in 2037 and state net operating loss carryforwards of $11.6 million that begin to expire in 2037, unless utilized. These NOL carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Forte’s existing NOL carryforwards may be subject to limitations arising from previous ownership changes, and if Forte undergo an ownership change in connection with or after the Merger, its ability to utilize NOL carryforwards could be further limited by Section 382. In addition, future changes in its stock ownership, many of which are outside of its control, could result in an ownership change under Sections 382. Forte’s NOL carryforwards may also be impaired under state law. Accordingly, Forte may not be able to utilize a material portion of its NOL carryforwards. Furthermore, its ability to utilize its NOL carryforwards is conditioned upon its attaining profitability and generating U.S. federal and state taxable income. As described above, Forte has incurred significant net losses since its inception and anticipates that Forte will continue to incur significant losses for the foreseeable future; and therefore, Forte does not know whether or when Forte will generate the U.S. federal or state taxable income necessary to utilize its NOL carryforwards that are subject to limitation by Sections 382.

Unstable market and economic conditions, including adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, may have serious adverse consequences on Forte’s business, financial condition, results of operations and stock price.

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

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.

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

Forte’s success depends in large part on its ability to obtain and maintain patent protection in the United States and other countries with respect to any product candidate and other technologies Forte may develop. Given that the development of its technology is at an early stage, its intellectual property portfolio with respect to certain aspects of its technology and any product candidates is also at an early stage. Forte has filed and intends to file patent applications on these aspects of its technology and any product candidates; however, there can be no assurance that any such patent applications will issue as granted patents.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to autoimmune technologies and in the fields in which Forte is developing its product candidate. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that its product candidate and other technologies may give rise to claims of infringement of the patent rights of others. Forte cannot assure you that its product candidate and other technologies that Forte has developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. Forte may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which Forte is developing its product candidate and other technologies, might assert infringement by future Forte product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover future Forte product candidates or other technologies. It is also possible that patents owned by third parties of which Forte is aware, but which Forte does not believe Forte infringes or that Forte believes Forte has valid defenses to any claims of patent infringement, could be found to be infringed by Forte. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third party patent does not pose a material risk, but in another country, the corresponding third party patent may pose a material risk to Forte’s product candidates. As such, we monitor third party patents in the fields in which Forte is developing its product candidate. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that future Forte product candidates or other technologies may infringe. Forte cannot provide any assurances that third-party patents do not exist which might be enforced against its current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting its manufacture or future sales, or, with respect to its future sales, an obligation on its part to pay royalties and/or other forms of compensation to third parties, which could be significant.

Forte may identify third party patents in which it will determine that the best course of action is to challenge the validity of such third party patents in a post-grant proceeding at the USPTO, such as in a reexamination, or a post-grant and inter partes review. Such third party patents may have claims broadly covering autoimmune technologies in which Forte is developing its product candidate. Forte recently identified U.S. Patent No. 11,278,505, owned by the University of Massachusetts, which claims broad field of autoimmune technologies. Forte filed a petition for post grant review of U.S. Patent No. 11,278,505, owned by the University of Massachusetts, at the Patent Trial and Appeal Board (PTAB) on December 22, 2022. The PTAB is expected to issue a decision about whether to institute review by about July 11, 2023. If the PTAB decides to institute review, the PTAB is expected to issue a decision regarding the patentability of the challenged patent by about July 11, 2024. The outcome of such post-grant proceedings is uncertain and if the USPTO upholds the validity of this third party patent, it could have an adverse impact on Forte’s ability to commercialize its future products, including either an injunction prohibiting its manufacture or future sales, or, with respect to its future sales, an obligation on its part to pay royalties and/or other forms of compensation to third parties, which could be significant. Regardless of outcome, challenging the validity of third party patents can have an adverse impact on us due to legal fees and expenses, diversion of management resources, negative publicity, reputational harm and other factors.

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $23.53 per share, or approximately 82%, from $28.59 per share as of the close of business on September 2, 2021 to $5.06 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on March 24, 2023, was $0.99 per share . Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

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

Forte has and will continue to have broad discretion over the use of proceeds from any capital raising efforts, including private placement financings and public offerings completed in 2020 and an “at-the-market” equity offering program commenced in 2022. Its stockholders may not agree with Forte’s decisions, and its use of the proceeds may not yield any return on its stockholders’ investments. Forte’s failure to apply the net proceeds of such financings effectively could compromise its ability to pursue its growth strategy and Forte might not be able to yield a significant return, if any, on its investment of these net proceeds. Forte’s stockholders will not have the opportunity to influence its decisions on how to use the net proceeds from such financings.

Forte has identified a material weakness in its internal control over financial reporting. If Forte’s remediation of the material weakness is not effective, or if Forte experiences additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

During the audit process related to Forte’s fiscal year ended December 31, 2022, management identified a material weakness in Forte’s controls related to the review of the annual income tax provision which had been prepared by a third-party accounting firm. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to ineffective controls to sufficiently review the completeness and accuracy of the annual tax provision. Management concluded that the review was not sufficiently detailed enough to make it remote that a material misstatement in deferred income taxes would be prevented or detected. Accordingly, management determined that, while management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects Forte’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP, a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2022, related to the internal control over the review of Forte’s annual income tax provision.

While Forte will be taking remediation measures and has additional remediation measures planned, Forte cannot assure investors that these measures will significantly improve or remediate the material weakness described above.

Forte may in the future discover additional weaknesses in its system of internal financial and accounting controls and procedures that could result in a material misstatement of its financial statements. Forte’s internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

As of December 31, 2022, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We entered into a lease in December 2021 for office space in Dallas, Texas. The lease agreement is cancellable by the Company with a 30-day notice. We believe that our existing facilities are adequate to meet our current business requirements and that if additional space is required, it will be available on commercially reasonable terms. In addition, we believe that our existing facilities are in good condition, adequate and suitable for their intended purposes.

Item 3. Legal Proceedings.

For discussion of legal proceedings, see Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Holders of Record

As of March 24, 2023, there were 229 registered stockholders of record. We are unable to estimate the actual number of stockholders as our shares are also held by brokers and other institutions on behalf of our stockholders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2022.

Sales of Unregistered Securities

There were no sales of unregistered securities by us during the year ended December 31, 2022.

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

Overview

Forte Biosciences, Inc. and its subsidiaries (www.fortebiorx.com) (“Forte”, “we”, “our”) is a biopharmaceutical company that is advancing through preclinical trials its product candidate, FB-102, which is a proprietary molecule with potentially broad autoimmune applications in such indications as graft-versus-host disease (“GvHD”), vitiligo and alopecia areata (“AA”). The Company’s FB-102 program aims to address key pathways implicated in these indications.

GvHD is a complication that may occur after an allogeneic transplant and is where donor's T-cells attack the patient's healthy cells. There are 2 main types of GvHD – acute GvHD and chronic GvHD. The severity of symptoms range from mild to fatal. Acute GvHD usually occurs within 100 days of a transplant. Symptoms of the acute GvHD affect the skin, GI tract or liver. Chronic GvHD symptoms can occur any time after a transplant, but usually start within 2 years. Symptoms of chronic GvHD affect the skin, mouth, liver, lungs, GI tract, muscles or joints.There remains a significant unmet need for safe and effective therapies for GvHD.

Vitiligo is characterized by the loss of melanocytes which are cells that produce skin pigmentation and results in discolored patches appearing in the skin, hair and mucous membrane. Vitiligo is mediated primarily by natural killer cells (“NK cells”) and cytotoxic T lymphocytes (“CD8+”). Current treatments include black box warnings. There remains a significant unmet need for safe and effective therapies for vitiligo.

AA is characterized by nonscaring, unpredictable and patchy hair loss generally on the scalp but also in other areas of the body as a result of immune cells attacking and damaging hair follicles. There remains a significant unmet need for safe and effective therapies for AA.

We had $41.1 million in cash and cash equivalents as of December 31, 2022. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

In June 2021, we filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow us to raise up to $300 million in additional capital. On March 31, 2022, we entered into an “at-the-market” equity offering program (“ATM Facility”) whereby we may from time to time offer and sell shares of our common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, we filed a prospectus supplement to the June 2021 Form S-3 relating to the offer and sale of shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, we filed an additional prospectus supplement relating to the offer and sale of shares for an additional $2.7 million of shares of common stock. As discussed above, we are currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by us pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of our common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and we will remain subject to such limitation for so long as the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As of the date of filing of this Annual Report on Form 10-K, we have reached this limit and, as such, may not sell any additional securities under the ATM Facility (or otherwise under Form S-3) until such time as (i) during the preceding twelve-month period, we have not sold securities in excess of the limitation set forth in General Instruction I.B.6 of Form S-3, or (ii) the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3).

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

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB-102 program. We also own four pending US patent applications related to FB-102 program. The estimated expiration dates of these patents are 2043-2044.

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

Other Expenses, net

Other expense, net, consists of net foreign exchange losses and franchise taxes, partially offset by interest earned on our cash and cash equivalents.

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

Estimates of the fair value of stock-based awards as of the grant date using the Black-Scholes option pricing model are affected by assumptions regarding a number of variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. The volatility input is subjective and generally requires significant analysis and judgment to develop and involves inherent uncertainties and the application of significant judgment. If we use significantly different assumptions or estimates, our equity-based compensation could be materially different.

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

Expected volatility – Due to the Company’s limited trading of its common stock and lack of company-specific historical or implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies in the life sciences industry whose shares are publicly traded. The Company selects the peer group based on comparable characteristics, including development stage, product pipeline, and market capitalization. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following tables summarize our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$5,594	$13,853	$(8,259)
General and administrative	8,302	7,633	669
Total operating expenses	13,896	21,486	(7,590)
Other income (expenses), net	17	(222)	239
Net Loss	$(13,879)	$(21,708)	$(7,829)

Research and Development Expenses

Research and development expenses were $5.6 million for the year ended December 31, 2022, compared to $13.9 million during the same period in 2021. The decrease of $8.3 million was primarily due to a net decrease of approximately $3.7 million in manufacturing expenses, a net decrease of approximately $3.1 million in preclinical and clinical expenses as we terminated our FB-401 program following the announcement of our unfavorable clinical trial results, a net decrease in payroll and related expenses of approximately $0.9 million as a result of reduced average headcount and a net decrease of $0.6 million in other expenses.

While research and development expenses decreased for the year ended December 31, 2022 compared to the same period last year, we anticipate research and development expenses to increase in the future as we continue to develop our current lead product candidate, FB-102.

General and Administrative Expenses

General and administrative expenses were $8.3 million for the year ended December 31, 2022 compared to $7.6 million for the same period of 2021. The increase of $0.7 million was primarily due to an increase in legal expenses.

Our general and administrative expenses may increase in the future due to increases in professional and advisory fees as we build out our infrastructure to develop FB-102.

Other Income (Expenses), net

The change in other income (expenses), net for the year ended December 31, 2022, compared with the same period in the prior year was primarily driven by an increase in interest income of $150 thousand as a result of higher interest rates, reductions in foreign currency transaction and remeasurement losses of $52 thousand related to contracts denominated in currencies other than the U.S. dollar due to differences between the exchange rates on the billing and payment dates, and reduced franchise taxes of $37 thousand.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or out-licenses. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was approximately $13.9 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of approximately $87.0 million. We expect to incur operating losses in the future as we develop our current lead product candidate, FB-102.

In June 2021, we filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow us to raise up to $300 million in additional capital. On March 31, 2022, we entered into an “at-the-market” equity offering program (“ATM Facility”) whereby we may from time to time offer and sell shares of our common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, we filed a prospectus supplement to the June 2021 Form S-3 relating to the offer and sale of shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, we filed an additional prospectus supplement relating to the offer and sale of shares for an additional $2.7 million of shares of common stock. As discussed above, we are currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by us pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of our common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and we will remain subject to such limitation for so long as the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As of the date of filing of this Annual Report on Form 10-K, we have reached this limit and, as such, may not sell any additional securities under the ATM Facility (or otherwise under Form S-3) until such time as (i) during the preceding twelve-month period, we have not sold securities in excess of the limitation set forth in General Instruction I.B.6 of Form S-3, or (ii) the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3).

We are not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on us. We agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. We issued 6.1 million shares of common stock for gross proceeds of approximately $7.7 million under the ATM Facility from July 1, 2022 through December 31, 2022 and incurred $595,000 in issuance costs related to the ATM Facility and shelf registration statement.

We had cash and cash equivalents of approximately $41.1 million as of December 31, 2022. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the filing date of this Form 10-K.

Future Capital Requirements

We have not generated any revenue from product sales or from out-licensing. We do not know when, or if, we will generate any revenue. We expect to incur ongoing losses as we develop our current lead product candidate, FB-102, which has potentially broad application for autoimmune indications such as graft-vs-host disease, vitiligo and alopecia areata. FB-102 is in preclinical development. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•the initiation and progress of preclinical studies and any clinical trials for our product candidates;

•the terms and timing of any strategic alliance, licensing and other arrangements that we may establish;

•the number of programs we pursue;

•the outcome, timing and cost of regulatory approvals;

•the cost and timing of hiring new employees to support our continued growth;

•the costs involved in patent filing, prosecution, and enforcement; and

•the costs and timing of having clinical supplies of our product candidates manufactured.

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

Summary Consolidated Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(8,185)	$(16,677)
Financing activities	7,241	(44)
Net decrease in cash	$(944)	$(16,721)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $8.2 million and consisted primarily of a net loss of $13.9 million adjusted for non-cash stock-based compensation of $4.0 million and a decrease in net operating assets of $1.7 million.

Net cash used in operating activities for the year ended December 31, 2021 was $16.7 million and consisted primarily of a net loss of $21.7 million adjusted for non-cash stock-based compensation of $4.2 million, depreciation and impairment charges on property and equipment of $0.1 million and a decrease in net operating assets of $0.7 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 consisted of $7.2 million in net proceeds from the sale of shares of our common stock under our ATM Facility and $12 thousand received from proceeds from stock option exercises and the issuance of shares of our common stock under the ESPP.

Net cash used in financing activities was $44 thousand for the year ended December 31, 2021 consisted of $106 thousand in payments related to our shelf registration, partially offset by $62 thousand of proceeds received for the exercise of stock options.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity pursuant to indemnification agreements. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2022 and 2021.

Contractual Obligations

See Note 4 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over the review of our annual income tax provision, as discussed in more detail below.

Notwithstanding the identified a material weakness described below, our Chief Executive Officer and our Chief Financial Officer believe the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

During the audit process related to our fiscal year ended December 31, 2022, management identified a material weakness in our controls related to the review of the annual income tax provision which had been prepared by a third-party accounting firm. Specifically, there was ineffective controls to sufficiently review the completeness and accuracy of the annual tax provision. Management concluded that the review was not sufficiently detailed enough to make it remote that a material misstatement in deferred income taxes would be prevented or detected. Accordingly, management determined that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2022, related to the internal control over the review of our annual income tax provision.

Material Weakness Remediation

We will be taking steps to remediate the material weakness described above, including, augmenting existing staff and third party resources tasked with tax accounting review, strengthening our review process related to our tax provisions and implementing additional procedures to ensure appropriate review of such matters. However, we cannot assure investors that these measures will significantly improve or remediate the material weakness described above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to the material weakness identified above.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

As a smaller reporting company and non-accelerated filer, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “Definitive Proxy Statement”) and is incorporated herein by reference. Our board of directors has adopted a Business and Ethics Code of Conduct (the “Code of Conduct”) that applies to our officers, directors and employees which is available on our website at www.fortebiorx.com. The Code of Conduct contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K.

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

3.4

Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on 8-K filed on July 12, 2022.

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

4.5	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.6 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

4.6	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

4.7	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

4.8	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Silicon Valley Bank, incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

4.9	Form of Warrant to Purchase Common Stock of the Registrant issued on June 15, 2020, incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020.

4.10

Preferred Stock Rights Agreement, dated as of July 12, 2022, by and between Forte Biosciences, Inc. and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 12, 2022.

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

10.3+

Tocagen Inc. 2017 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

10.4	Tocagen Inc. Annual Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017.

10.5	Form of Restricted Stock Unit Grant Notice and Agreement, incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2020.

10.6

At Market Issuance Sales Agreement between the Company and Ladenburg Thalmann & Co. Inc., dated September 4, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 4, 2020.

10.7+	2020 Inducement Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 11, 2020.

10.8+	Form of stock option agreements under the 2020 Inducement Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 11, 2020.

10.9†

License Agreement, dated December 10, 2017, by and between Forte Subsidiary, Inc. and the U.S. Department of Health and Human Services, as represented by the National Institute of Allergy and Infectious Diseases, incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-237371), originally filed on March 25, 2020.

10.10+

Forte Subsidiary, Inc. 2018 Equity Incentive Plan, as amended, and Forms of Stock Option Agreement, Exercise Notice and Investment Representation Statement thereunder, incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-237371), originally filed on March 25, 2020.

10.11+

Offer Letter, dated December 14, 2018, by and between Forte Subsidiary, Inc. and Paul A. Wagner, Ph.D., incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-237371), originally filed on March 25, 2020.

10.12+

Offer Letter, dated March 16, 2020, by and between Forte Subsidiary, Inc. and Antony Riley, incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-237371), originally filed on March 25, 2020.

10.13+	Offer Letter by and between the Company and Hubert Chen, M.D., dated May 31, 2022, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2022.

10.14+	At Market Issuance Sales Agreement between the Company and Ladenburg Thalmann & Co. Inc. incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed on April 1, 2022.

10.15†

Amendment No. 2 to License Agreement by and between Forte Subsidiary, Inc. and the U.S. Department of Health and Human Services, as represented by the National Institute of Allergy and Infectious Diseases, dated May 26, 2020, incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, filed August 10. 2020.v

10.16*†	Forte Biosciences, Inc. 2021 Equity Incentive Plan.

10.17+	Amended and Restated Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2022.

10.18+	Form of Change in Control and Severance Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Forte Biosciences, Inc.

Date: March 31, 2023	By:	/s/ Paul Wagner
Paul Wagner, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2023	By:	/s/ Antony Riley
Antony Riley Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul A. Wagner, Ph.D.	Chairman and Chief Executive Officer	March 31, 2023
Paul A. Wagner, Ph.D.

/s/ Antony Riley	Chief Financial Officer	March 31, 2023
Antony Riley

/s/ Scott Brun, M.D.	Director	March 31, 2023
Scott Brun, M.D.

Stephen Doberstein, Ph. D.	Director	March 31, 2023
Stephen Doberstein, Ph. D.

/s/ Lawrence Eichenfield, M.D.	Director	March 31, 2023
Lawrence Eichenfield, M.D.

/s/ Barbara K. Finck, M.D.	Director	March 31, 2023
Barbara K. Finck, M.D.

/s/ David Gryska	Director	March 31, 2023
David Gryska

/s/ Steven Kornfeld	Director	March 31, 2023
Steven Kornfeld

/s/ Donald A. Williams	Director	March 31, 2023
Donald A. Williams

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Forte Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forte Biosciences, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2018.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 31, 2023

Forte Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value data)

	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$41,100	$42,044
Prepaid expenses and other current assets	411	476
Total current assets	41,511	42,520

Other assets	486	786
Total assets	$41,997	$43,306

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,153	$946
Accrued liabilities	2,026	812
Total current liabilities	3,179	1,758

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 21,000,069 and 14,754,447 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	21	15
Additional paid-in capital	125,841	114,698
Accumulated deficit	(87,044)	(73,165)
Total stockholders’ equity	38,818	41,548
Total liabilities and stockholders’ equity	$41,997	$43,306

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$5,594	$13,853
General and administrative	8,302	7,633
Total operating expenses	13,896	21,486
Loss from operations	(13,896)	(21,486)
Other income (expenses), net	17	(222)
Net loss	$(13,879)	$(21,708)
Per share information:
Net loss per share - basic and diluted	$(0.80)	$(1.55)
Weighted average shares outstanding, basic and diluted	17,383,531	13,967,818

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	12,830,598	$13	$110,424	$(51,457)	$58,980
Exercise of employee stock options	29,575	-	62	-	62
Cashless exercise of warrants	1,889,274	2	(2)	-	-
Issuance of common stock upon vesting of restricted stock units	5,000	-	-	-	-
Stock based compensation	-	-	4,214	-	4,214
Net loss	-	-	-	(21,708)	(21,708)
Balance — December 31, 2021	14,754,447	$15	$114,698	$(73,165)	$41,548
Exercise of employee stock options	1,098	-	1	-	1
Issuance of common stock under ESPP	5,716	-	11	-	11
Issuance of common stock through public equity offering, net of offering costs of $595	6,142,158	6	7,116	-	7,122
Issuance of common stock upon vesting of restricted stock units	96,650	-	-	-	-
Stock based compensation	-	-	4,015	-	4,015
Net loss	-	-	-	(13,879)	(13,879)
Balance — December 31, 2022	21,000,069	$21	$125,841	$(87,044)	$38,818

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,879)	$(21,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	36
Impairment of property and equipment	—	61
Stock based compensation expense	4,015	4,214
Changes in operating assets and liabilities:
Prepaid expenses and other assets	258	1,221
Accounts payable	207	(294)
Accrued liabilities	1,214	(207)
Net cash used in operating activities	(8,185)	(16,677)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,229	—
Proceeds from exercise of employee stock options and ESPP	12	62
Prepaid financing costs	—	(106)
Net cash provided by financing activities	7,241	(44)
Net decrease in cash	(944)	(16,721)
Cash and cash equivalents — beginning of period	42,044	58,765
Cash and cash equivalents — end of period	$41,100	$42,044

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

The Company merged with Tocagen, Inc. ("Merger"), a publicly traded biotechnology company, on June 15, 2020. Prior to the Merger, Forte was a privately held company incorporated in Delaware on May 3, 2017. The Company’s common stock is traded on the Nasdaq stock exchange under the ticker symbol “FBRX”. On February 12, 2021, the Company incorporated Forte Biosciences Emerald Limited in Dublin, Ireland. This subsidiary was dissolved on April 1, 2022.

Liquidity and Risks

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. As of December 31, 2022, the Company had an accumulated deficit of $87.0 million. The Company used $8.2 million of cash in operating activities during the year ended December 31, 2022. Management expects to continue to incur additional losses in the foreseeable future as the Company focuses its development efforts on advancing FB-102 through preclinical trials.

The Company had cash and cash equivalents of approximately $41.1 million as of December 31, 2022. The Company’s cash and cash equivalents are held at financial institutions and exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-K.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. Significant management estimates that affect the reported amounts of assets, liabilities and expenses include stock-based compensation expense and accruals for clinical trials and drug manufacturing. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Segment Information

The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources, making operating decisions and evaluating financial performance.

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

The Company had $5.0 million in money market funds as of December 31, 2022 and 2021, which are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market funds were included as cash and cash equivalents in the consolidated balance sheets at December 31, 2022 and 2021.

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

	Year Ended December 31,
	2022	2021
Options	2,363,195	1,281,396
Restricted stock units	162,201	258,851
Warrants	4,434	4,434
Total	2,529,830	1,544,681

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

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s salary and related costs are classified in the case of employees, or in which the award recipient’s service payments are classified in the case of directors and non-employees.

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

Impairment of Property and Equipment

The Company reviews its property and equipment for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on property and equipment have been recorded for the year ended December 31, 2022. Impairment losses on property and equipment of $61,000 have been recorded for the year ended December 31, 2021.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss for the periods presented. The Company did not have other comprehensive loss items such as unrealized gains and losses and so for the years ended December 31, 2022 and 2021, comprehensive loss was equal to the net loss.

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2022 and 2021 consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid insurance	$341	$387
Other	70	89
Total Prepaid Expenses and Other Current Assets	$411	$476

Other Assets

Other assets as of December 31, 2022 and 2021 consist of the following (in thousands).

	December 31, 2022	December 31, 2021
Prepaid insurance	$473	$667
Prepaid offering costs	-	106
Other	13	13
Total Other Assets	$486	$786

Accrued Liabilities

Accrued liabilities as of December 31, 2022 and 2021 consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued legal and professional fees	$643	$75
Accrued compensation	890	681
Accrued manufacturing and clinical expenses	485	40
Accrued other expenses	8	16
Total Accrued Liabilities	$2,026	$812

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

The Company incurred $25,000 and 100,000 in minimum royalty expenses for the years ended December 31, 2022 and 2021, respectively.

Lease Agreement

In April 2019, the Company entered into a lease agreement for certain office and laboratory space in Torrance, California. The lease in Torrance was terminated in December 2021 and replaced with a new lease for office and laboratory space in Dallas, Texas in December 2021. The lease in Dallas is cancellable by the Company at any time with a 30-day notice. In June 2021, the Company entered into a lease agreement for additional office space at a separate location for an initial lease of 6 months after which the lease term will be month-to-month. Total rent expense was $19,000 for the year ended December 31, 2022. Total rent expense for all locations for the year ended December 31, 2021 was $5,000, which included a credit of $9,000 from a refund for operating expenses from a previous Tocagen facility.

Preclinical Services

The Company has entered into various agreements with third party vendors for preclinical services. The estimated remaining commitments as of December 31, 2022 under these agreements were approximately $2.3 million.

Legal Proceedings

In November 2022, a stockholder of the Company filed a complaint in the Delaware Court of Chancery to access certain books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law, as well as to seek attorney fees (the “Books and Records Action”). The Books and Records Action remains pending. The Company believes that it has meritorious defenses to the claims asserted in the Books and Records Action and intends to vigorously defend against it and may be entitled to attorney fees should the stockholder not determine to dismiss the action.

5. Equity

Preferred Stock

The Company has 10 million authorized shares of Series A Preferred Stock, par value $0.001, with no shares oustanding as of December 31, 2022 and 2021.

Common Stock

In June 2021, the Company filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow the Company to raise up to $300 million in additional capital. On March 31, 2022, the Company entered into an “at-the-market” equity offering program (“ATM Facility”) whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, the Company filed a prospectus supplement to the June 2021 Form S-3 relating to the offer and sale of the shares pursuant to the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, the Company filed an additional prospectus supplement relating to the offer and sale of shares pursuant to the ATM Facility covering sales of up to an additional $2.7 million of shares of common stock. The Company is not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. The Company has agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. The Company issued 6.1 million shares of common stock for gross proceeds of approximately $7.7 million under the ATM Facility from July 1, 2022 through December 31, 2022 and incurred $595,000 in issuance costs related to the ATM Facility and shelf registration statement.

In connection with the Merger in June 2020, the Company issued warrants to purchase 2,752,546 shares (“Concurrent Financing Warrants”) of the Company’s common stock at an exercise price of $10.56 per share. All Concurrent Financing Warrants were subsequently exercised on a cashless basis in 2021 resulting in 1,889,274 additional shares of common stock being issued. As of December 31, 2022, no Concurrent Financing Warrants were outstanding.

Warrants to purchase 4,434 shares of the Company’s common stock at an exercise price of $140.25 per share which were previously issued by Tocagen, survived the Merger and remained outstanding as of December 31, 2022 and 2021. These warrants have an expiration date of October 30, 2025.

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

6. Stock-Based Compensation

Equity Plans

The Company inherited the 2017 Equity Incentive Plan (the "2017 Plan") as part of its merger with Tocagen, Inc. in June 2020. The 2017 Plan was terminated in May 2021 and replaced by the 2021 Equity Incentive Plan (the “2021 Plan”). The 2017 Plan will continue to govern outstanding awards issued under the 2017 Plan. The 2021 Plan had an initial reserve of 1,000,000 shares available for grant. The 2021 Plan was amended in June 2022 to increase the shares available for grant by an additional 1,500,000 shares. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Service-based awards generally vested over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of December 31, 2022, there were 1,337,277 shares available for issuance under the 2021 Plan.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 500,000 shares for future grant under the 2020 Inducement Plan. As of December 31, 2022, there were 115,000 shares available for issuance under the 2020 Inducement Plan.

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

Due to the Company’s limited trading of its common stock and lack of company-specific historical or implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies in the life sciences industry whose shares are publicly traded. The Company selects the peer group based on comparable characteristics, including development stage, product pipeline, and market capitalization. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until sufficient amount of historical information regarding the volatility of its own stock price become available.

The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The fair value per share of common stock is the closing stock price on the option grant date.

The weighted average grant-date fair value of stock options granted to employees and non-employees for the years ended December 31, 2022 and 2021 was $0.91 and $21.89, respectively. The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Year ended December 31, 2022	Year Ended December 31, 2021
Fair value of common stock and exercise price	$1.47	$35.78
Risk-free interest rate	2.31%	0.94%
Dividend yield	0.00%	0.00%
Expected term of options (years)	5.88	5.95
Volatility	68.75%	69.02%

The table below summarizes the stock option activity during the year ended December 31, 2022:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2021	1,281,396	$18.18	7.94	617
Granted	1,199,166	$1.47
Exercised	(1,098)	$1.06		$-
Cancelled/Forfeited	(116,269)	$26.78
Balances at December 31, 2022	2,363,195	$9.29	8.22	$65
Vested and expected to vest at December 31, 2022	2,363,195	$9.29	8.22	$65
Exercisable at December 31, 2022	546,916	$19.97	8.05	$6

The aggregate intrinsic value of stock options as of December 31, 2022 is based on the Company’s closing stock price of $1.00 per share.

Restricted Stock Unit Awards

The restricted stock units granted during the year ended December 31, 2021 have performance-based vesting. The Company concluded that as of December 31, 2021, it was probable the performance criteria would be met and $252,000 in expense was recorded in the Consolidated Statement of Operations for the year ended December 31, 2021.

There were no restricted stock units granted during the year ended December 31, 2022. The Company made a change in accounting estimate during the year ended December 31, 2022 related to the vesting of performance-based restricted stock units. As a result of this change in accounting estimate, $158,000 of expense that had been previously recognized in 2021 was reversed during the year ended December 31, 2022.

Restricted stock unit award transactions during the year ended December 31, 2022 were as follows:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2021	258,851	$3.36
Granted	—	—
Forfeited/Cancelled	—	—
Issued as Common Stock	(96,650)	3.36
Outstanding at December 31, 2022	162,201	$3.36

2017 Employee Stock Purchase Plan

In May 2021, the Company’s board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 318,522 shares available for future issuance under the ESPP as of December 31, 2022. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The Company issued 5,716 shares under the ESPP during the year ended December 31, 2022. The ESPP is considered a compensatory plan. The Company recorded stock-based compensation expense related to its ESPP of $3 thousand and $25 thousand for the years ended December 31, 2022 and 2021, respectively.

The fair value of the rights granted to employees under the ESPP was estimated using a Black-Scholes option-pricing model with the following weighted-average valuation assumptions:

	Year ended December 31, 2022	Year Ended December 31, 2021
Fair value of common stock and exercise price	$1.32	$34.97
Risk-free interest rate	2.52%	0.05%
Dividend yield	0.00%	0.00%
Expected term of options (years)	0.51	0.51
Volatility	76.71%	64.08%

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$1,270	$1,448
General and administrative	2,745	2,766
Total	$4,015	$4,214

As of December 31, 2022, there was unrecognized stock-based compensation expense of $6.2 million related to stock options with service conditions, which is expected to be recognized over a weighted-average period of 2.15 years. Total unrecognized stock-based compensation as of December 31, 2022 was approximately $233 thousand related to stock options and restricted stock units with performance based vesting.

7. Income Taxes

For the years ended December 31, 2022 and 2021, the Company did not record a current or deferred income tax expense or benefit due to a valuation allowance position.

The benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	Year Ended December 31,
	2022		2021
Income tax expense (benefit) at federal statutory rate	$(2,915)	21.0%	$(4,558)	21.0%
Increase/(decrease) in tax resulting from:
State income taxes	(79)	0.6%	479	-2.2%
Change in valuation allowance	2,628	-18.9%	3,807	-17.5%
Transaction adjustments	—	0.0%	281	-1.3%
Stock-based compensation	370	-2.7%	58	-0.3%
Other	(4)	0.0%	(67)	0.3%
Total	$—	0.0%	$—	0.0%

The primary components of temporary differences which give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Accrual to cash adjustment	$480	$268
Start-up costs	2,949	2,111
Patent costs	40	40
Stock option expense	1,391	944
Net operating loss	6,039	5,968
Capitalized R&D	978	—
Other deferred taxes	10	10
R&D credits	328	245
Total noncurrent deferred tax assets	12,215	9,586
Valuation Allowance	(12,215)	(9,586)
Net deferred tax assets after valuation allowance	$—	$—

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses increased by $978 thousand.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based upon the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2022 and 2021. During 2022 and 2021, the valuation allowance increased by $2.6 million and $3.8 million, respectively.

The Company has federal and California net operating loss carryforwards which may be available to offset future income tax liabilities. As of December 31, 2022, the Company has federal net operating losses of $24.9 million some of which begin to expire in 2037 unless utilized. The Company has state net operating carryforwards of $11.6 million that begin to expire in 2037 unless previously utilized.

As of December 31, 2022, the Company has federal and California research and development tax credit carryforwards of approximately $268 thousand and $254 thousand, respectively. The federal research and development tax credits begin to expire in 2041 unless previously utilized. The California credits do not expire.

The Company is subject to taxation in the U.S. and California. As of December 31, 2022, Tocagen’s tax years beginning 2007 to date are subject to examination by federal and California taxing authorities due to the carry forward of unutilized net operating losses and research and development tax credits. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

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

The Company’s policy is to record interest and penalties relating to uncertain tax positions as a component of income tax expense should the Company believe there is an uncertain tax position liability. As of December 31, 2022, and 2021, there was no accrued interest or penalties for uncertain positions.

8. Related Party Transactions

Two members of the Company’s board of directors received cash payments of $9 thousand and $7 thousand for scientific consulting services during the year ended December 31, 2022. The Company had no outstanding accounts payable to either of these directors as of December 31, 2022.

One member of the Company’s board of directors received a cash payment of $1,000 for scientific consulting services during the year ended December 31, 2021. The Company had no outstanding accounts payable to this director as of December 31, 2021.