Form 10-K/A
period 2022-12-31
Forte Biosciences, Inc.
filed 2023-05-01
CIK 1419041

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark where the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2022 was $17.5 million.
The number of shares of Registrant’s Common Stock outstanding as of April 21, 2023 was 21,007,069.
DOCUMENTS
INCORPORATED
BY REFERENCE
None.

Auditor Firm ID: 199	Auditor Name: Mayer Hoffman McCann P.C.	Auditor Location: San Diego, California

Table of Contents
EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this ”Amendment”) to the Annual Report on Form
10-K
of Forte Biosciences, Inc., a Delaware corporation (referred to as “FBRX,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (SEC) on March 31, 2023 (the “Original Filing”), is being filed for the purpose of including the information required by Part III of Form
10-K.
This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end.
The reference on the cover page of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment No. 1 hereby amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original Filing.
As required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended, in connection with this Amendment, our Chief Executive Officer and Chief Financial Officer are providing Rule
13a-14(a)
certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed.
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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors currently consists of eight (8) directors, seven (7) of whom are independent within the meaning of the listing standards of The Nasdaq Stock Market LLC. Our board of directors is divided into three classes with staggered three-year terms. Thus, at each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring.

The following table sets forth the names and certain other information about each of our current directors. All information is as of April 21, 2023:

Name	Age	Position(s)
Paul A. Wagner, Ph.D.	52	Chairman and Chief Executive Officer
Lawrence Eichenfield, M.D.(2)	65	Director
David Gryska, M.B.A. (1)	67	Director
Scott Brun, M.D.(2)	55	Director
Steven Kornfeld (1)(2) )(3)	55	Director, Chair of Compensation Committee, and Chair of Nominating and Corporate Governance Committee
Stephen K. Doberstein, Ph.D. (2)	64	Director
Donald A. Williams (1)(3)	64	Director and Chair of Audit Committee
Barbara K. Finck, M.D. (3)	76	Director

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Corporate Governance Committee

Paul A. Wagner, Ph.D., Chief Executive Officer

Dr. Wagner founded Forte Subsidiary, Inc. (formerly Forte Biosciences, Inc.), and served as President, Chief Executive Officer and chairman of the board of directors of Forte Subsidiary from inception until the closing of the merger with the Company in June 2020, at which time he became the Chief Executive Officer and Chairman of the board of directors. In 2017, Dr. Wagner was the Head of Corporate Strategy and Development at CANBridge Life Sciences. From 2014 to 2017, Dr. Wagner was the Chief Financial Officer of Pfenex Inc., a biotechnology company. From 2006 to 2014, Dr. Wagner held the positions of Director and Portfolio Manager/Sr. Equity Analyst with Allianz Global Investors, an investment manager where he was responsible for biotechnology and pharmaceutical investments. Prior to that, Dr. Wagner was the Head of Development Licensing at PDL BioPharma, a biopharmaceutical company from 2005 until 2006. Prior to PDL BioPharma, Dr. Wagner held the position of Vice President at Lehman Brothers, a financial services firm, starting in 1999 until 2005. Dr. Wagner received a B.S. from the University of Wisconsin and a Ph.D. in Chemistry from the California Institute of Technology. Dr. Wagner is also a CFA charter holder.

We believe Dr. Wagner is qualified to serve on our board of directors because of the perspective and experience he brings as our Chief Executive Officer, his experience in leadership positions in the biotechnology industry, his educational background and his strong scientific knowledge.

Lawrence Eichenfield, M.D.

Dr. Eichenfield has served as a member of our board of directors since June 2020. Dr. Eichenfield is chief of pediatric and adolescent dermatology at Rady Children’s Hospital-San Diego, as well as vice chair of the Department of Dermatology and a professor of dermatology and pediatrics at UC San Diego School of Medicine. Dr. Eichenfield is past president of the Society for Pediatric Dermatology, has served on the board of the American Academy of Dermatology, and served as chair for the 69th Annual Meeting of the American Academy of Dermatology. Dr. Eichenfield is also a founding board member of the American Acne & Rosacea Society and is a founder and past co-chair of the Pediatric Dermatology Research Alliance, a collaborative research network. Dr. Eichenfield earned his medical degree from Mount Sinai School of Medicine in New York, was a pediatric resident and chief resident at Children’s Hospital of Philadelphia, and completed dermatology training at the hospital of the University of Pennsylvania.

Dr. Eichenfield is board certified in pediatrics, dermatology and pediatric dermatology. Dr. Eichenfield has been honored as a member of the Alpha Omega Alpha Honor Society during medical school, and as a recipient of the Benjamin Ritter Award at Children’s Hospital of Philadelphia and excellence in teaching awards from UC San Diego Pediatrics, UC San Diego Dermatology and Rady Children’s Hospital-San Diego.

We believe Dr. Eichenfield is qualified to serve on our board of directors due to his medical expertise.

David Gryska, M.B.A.

Mr. Gryska has served as a member of our board of directors since January 2023. Mr. Gryska has over 35 years of experience as a senior financial executive at life sciences and biotechnology companies. Mr. Gryska served as Executive Vice President and Chief Financial Officer of Incyte Corporation, a pharmaceutical company, from October 2014 to December 2018. Additionally, Mr. Gryska served as Chief Operating Officer and a director of Myrexis, Inc., a biopharmaceutical company, from May 2012 to December 2012. From December 2006 to October 2010, Mr. Gryska served as Senior Vice President and Chief Financial Officer of Celgene Corporation, a pharmaceutical company. From October 2004 to December 2006, Mr. Gryska was a principal at Strategic Consulting Group, where he provided strategic consulting to early-stage biotechnology companies. Previously, Mr. Gryska served at Scios, Inc., a biopharmaceutical company, as Senior Vice President and Chief Financial Officer from 2000 to 2004, and as Vice President of Finance and Chief Financial Officer from 1998 to 2000. Scios was acquired by Johnson & Johnson in 2003. From 1993 to 1998, Mr. Gryska served as Vice President, Finance and Chief Financial Officer at Cardiac Pathways, a medical device company later acquired by Boston Scientific Corporation. Prior to Cardiac Pathways, Mr. Gryska served as a partner at Ernst & Young (EY) in California. Mr. Gryska serves on the board of directors Seagen Inc. (NASDAQ:SGEN). In the past 20 years, Mr. Gryska served as a director for five other public biotechnology companies, including Aerie Pharmaceuticals, Inc. from 2012 to 2015 and then again from 2018 to 2022, GW Pharmaceuticals plc from 2020 to 2021, and PDL BioPharma, Inc. from 2014 to 2019. Mr. Gryska holds a B.A. in Accounting and Finance from Loyola University and an M.B.A. from Golden Gate University.

We believe Mr. Gryska is qualified to serve on our board of directors due to his business expertise in biotechnology companies.

Scott Brun, M.D.

Dr. Brun has served as a member of our board of directors since November 2022. Dr. Brun is currently President at Gold Mast Consulting, LLC, an advisory firm he founded to provide technical advice and strategic guidance related to biopharmaceutical research and development, pipeline portfolio management, commercialization of new therapeutics and strategic communications related to R&D activities. Dr. Brun is also a Venture Partner at Abingworth LLP and a Senior Medical Advisor at Launch Therapeutics. Prior to his current roles, Dr. Brun was a Senior Advisor to the business development team at Horizon Therapeutics plc (Nasdaq: HZNP) prior to Amgen’s announcement of a planned acquisition of Horizon and has two decades of experience in various leadership roles at AbbVie, Inc., including 15 years at the predecessor company, Abbott Laboratories. He was most recently Vice President of Scientific Affairs and Head of AbbVie Ventures, a corporate venture fund responsible for investment opportunities within AbbVie’s R&D therapeutic areas as well as technology platforms of interest from March 2016 to March 2019. Previously, Dr. Brun served as Vice President and Head of Pharmaceutical Development at AbbVie from November 2012 to March 2016. Prior to joining AbbVie, Dr. Brun spent over 15 years at Abbott Laboratories, where he held positions of increasing leadership responsibility in drug development within the R&D organization. Dr. Brun is a member of the board of directors of Cabaletta Bio, Inc. (Nasdaq: CABA), a biopharmaceutical company. Dr. Brun is also a member of the board of directors of Axial Biotherapeutics, Inc. and Trishula Therapeutics, Inc., both private, clinical-stage biopharmaceutical companies. Dr. Brun received his B.S. in Biochemistry from the University of Illinois at Urbana-Champaign and earned his M.D. from the Johns Hopkins University School of Medicine. He completed his residency in ophthalmology at the Massachusetts Eye and Ear Infirmary, Harvard Medical School.

We believe Dr. Brun is qualified to serve on our board of directors due to his extensive experience advising and leading biotechnology companies.

Steven Kornfeld

Mr. Kornfeld has been a member of the board of directors since June 2020. Mr. Kornfeld has served as a partner at Castle Peak Partners LLC, an investment firm, since February 2020. Mr. Kornfeld serves as a Board Observer of Lark Health, an AI powered platform for managing chronic diseases. Mr. Kornfeld was previously Portfolio Manager, Research Analyst and Health Care Sector Team Leader for Franklin Templeton Investments from January 2001 until February 2020; and was a Co-Manager of the Franklin Biotechnology Discovery Fund since 2015. Mr. Kornfeld had previously served as a Lead and Co-Manager on several portfolios at Franklin. Mr. Kornfeld received an M.B.A. from Northwestern University’s Kellogg Graduate School of Management and a bachelor’s degree from the Wharton School of Business at the University of Pennsylvania. Mr. Kornfeld is also a CFA charter holder.

We believe Mr. Kornfeld is qualified to serve on our board of directors because of his educational background and extensive experience in investing in biotechnology companies.

Stephen K. Doberstein, Ph.D.

Dr. Doberstein has served as a member of our board of directors since May 2022. Dr. Doberstein is a principal of Kahiliholo Consulting, LLC, a biotechnology consulting company, since February 2020. Dr. Doberstein previously served as Senior Vice President and Chief Scientific Fellow of Nektar Therapeutics, Inc., a biopharmaceutical company, from October 2019 to March 2020. Prior to that, Dr. Doberstein served as Senior Vice President, R&D and Chief Research and Development Officer at Nektar from November 2017 to October 2019 and as Senior Vice President, Research and Chief Scientific Officer from January 2010 to November 2017. Prior to that, Dr. Doberstein served as the vice president of research for various biopharmaceutical companies. Dr. Doberstein was a member of the board of directors of Dicerna Pharmaceuticals, Inc. from February 2020 until January 2022, and is an advisory board member for a number of companies and non-profits. Dr. Doberstein has a B.S. in Chemical Engineering from the University of Delaware and received his Ph.D. in biochemistry and cell and molecular biology from Johns Hopkins University School of Medicine.

We believe Dr. Doberstein is qualified to serve on our board of directors due to his experience in the life sciences industry.

Donald A. Williams

Mr. Williams has served as a member of our board of directors since June 2020. Mr. Williams is a veteran of the public accounting industry for over three decades, having spent 18 years as a Partner with Ernst & Young LLP, and seven years as a Partner with Grant Thornton LLP. Mr. Williams’ career focused on private and public companies in the technology and life sciences sectors. During his time at Grant Thornton from 2007 to 2014, he served as the national leader of Grant Thornton’s life sciences practice and the managing partner of the San Diego Office. He was the lead partner for both Ernst & Young and Grant Thornton on multiple initial public offerings, secondary offerings, private and public debt financings, as well as numerous mergers and acquisitions. From 2001 to 2014, Mr. Williams served on the Board of Directors and is past President and Chairman of the San Diego Venture Group. Mr. Williams also serves as a director of Akari Therapeutics Plc (Nasdaq: ARTX), ImpediMed Ltd (ASX: IPD), and Palisade Bio, Inc. (Nasdaq: PALI). Mr. Williams earned a B.S. degree from Southern Illinois University.

We believe Mr. Williams is qualified to serve on our board of directors because he brings extensive experience from his time in the life sciences industry as a financial service provider providing accounting services and as a public company board member.

Barbara K. Finck, M.D.

Dr. Finck has been a member of the board of directors since March 2022. Dr. Finck has served as Chief Clinical Advisor of Coherus Biosciences since August 2022. Dr. Finck previously served as Chief Medical Officer, Inc. of Coherus BioSciences from August 2019 to August 2022 and prior to that served as Coherus’s Chief Clinical Advisor form January 2019 to August 2019 and Chief Medical Officer from July 2012 to December 2018. Dr. Finck previously served as Senior Vice President and Chief Medical Officer of NKT Therapeutics Inc., a biopharmaceutical company, from September 2010 to July 2012. Prior to that, from June 2007 to June 2010, Dr. Finck served as Senior Vice President of Research and Development and Chief Medical Officer at Osprey Pharmaceuticals U.S.A., Inc., a biopharmaceutical company. Prior to that, Dr. Finck served as an executive for various biopharmaceutical companies. Dr. Finck serves as director of Comera Life Sciences, a private biopharmaceutical company. Dr. Finck has a B.S. in Physiological Psychology from the University of California, Santa Barbara and received her M.D. and post-doctorate training in internal medicine and rheumatology from the University of California, San Francisco School of Medicine. Dr. Finck is board certified in internal medicine.

We believe Dr. Finck is qualified to serve on our board of directors because of her extensive experience in the life sciences industry and medical expertise.

Executive Officers

The following table provides information regarding our executive officers as of April 21, 2023:

Name	Age	Position(s)
Paul A. Wagner, Ph.D.	52	Director, Chairman and Chief Executive Officer
Antony Riley	56	Chief Financial Officer
Hubert C. Chen	54	President and Chief Scientific Officer

Paul A. Wagner, Ph.D.

Dr. Wagner’s biographical information is set forth above under the heading “Board of Directors.”

Antony A. Riley

Mr. Riley served as Forte Subsidiary, Inc.’s (formerly Forte Biosciences, Inc.) Chief Financial Officer from March 2020 until the closing of the merger with the Company in June 2020, at which time he became the Chief Financial Officer. Prior to joining Forte, Mr. Riley was at Krystal Biotech, Inc., a biotechnology company, from September 2017 to February 2020 where he was the Chief Financial Officer. Previously, Mr. Riley was a founding partner since 2002 of the CFO Network LLC, a consulting firm, and prior to that he was the Acting Chief Financial Officer at Avanex Corporation and Corporate Controller at Kosan Biosciences. He also served in numerous capacities at Troy Chemical Corporation from 1997 to 2000. He received a B.Sc. (Honors) from the University of Bristol (England) and an M.B.A. (Honors) from the University of Chicago, Booth School of Business. Mr. Riley is a CPA (Inactive) in the state of California.

Hubert C. Chen, M.D.

Dr. Chen has served as Forte’s Chief Medical Officer since June 2022. Prior to that he served as Chief Medical Officer of Metacrine, Inc., a biopharmaceutical company, from 2018 to 2021. Prior to Metacrine, Dr. Chen served as Chief Medical & Scientific Officer of Pfenex, a biopharmaceutical company, from 2014 to 2018. From 2012 to 2014, Dr. Chen served as Vice President, Clinical Development of Aileron Therapeutics, a biopharmaceutical company. From 2009 to 2012, Dr. Chen served as Vice President, Translational Medicine of Regulus Therapeutics, a biopharmaceutical company. From 2006 to 2009, Dr. Chen served as Director, Clinical Research and Senior Director, Clinical Research and Corporate Development of Amylin Pharmaceuticals, a biopharmaceutical company. From 2004 to 2006, Dr. Chen served as Associate Director, Medical Sciences of Amgen, Inc., a biopharmaceutical company. Additionally, from 2002 to 2012, Dr. Chen served as Assistant Clinical Professor of Medicine and Clinical Instructor of Medicine at the University of California, San Francisco. From 2001 to 2004, Dr. Chen served as a Staff Research Investigator, Staff Scientist, and Research Scientist at the Gladstone Institute of Cardiovascular Disease. Dr. Chen received his medical residency training at Massachusetts General Hospital from 1995 to 1998, his M.D. from Columbia University in 1995 and his B.A.S. in political science and biological sciences from Stanford University in 1991.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Director Independence

Our common stock is listed on Nasdaq. As a company listed on Nasdaq, we are required under Nasdaq listing rules to maintain a board comprised of a majority of independent directors as determined affirmatively by our board. Under Nasdaq listing rules, a director will only qualify as an independent director if, in the opinion of that listed company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of our audit, compensation and nominating and corporate governance committees be independent.

Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and Nasdaq listing rules applicable to audit committee members. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and Nasdaq listing rules applicable to compensation committee members.

Our board of directors has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Mr. Williams, Mr. Kornfeld, Dr. Eichenfield, Dr. Brun, Mr. Gryska, Dr. Doberstein and Dr. Finck, representing seven (7) of our eight (8) directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the listing standards of Nasdaq. Paul A. Wagner, Ph.D. is not considered an independent director because of his position as our chief executive officer.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Related Person Transactions.”

Board Leadership Structure and Role of Lead Independent Director

Dr. Wagner currently serves as both the chairman of our board of directors and as our chief executive officer. Our board of directors has not appointed a lead independent director at this time but will continue to monitor and evaluate the appropriateness of our board leadership structure.

As a result of the board of directors’ committee system and the existence of a majority of independent directors, the board of directors maintains effective oversight of our business operations, including independent oversight of our financial statements, executive compensation, selection of director candidates and corporate governance programs. We believe that the leadership structure of our board of directors, including the independent committees of our board of directors, is appropriate and enhances our board of directors’ ability to effectively carry out its roles and responsibilities on behalf of our stockholders, while Dr. Wagner’s combined role enables strong leadership, creates clear accountability and enhances our ability to communicate our message and strategy clearly and consistently to stockholders.

Role of Board in Risk Oversight Process

Risk is inherent with every business, and we face a number of risks, including strategic, financial, business and operational, legal and compliance and reputational. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day management of risks the company faces, while our board of directors, as a whole and assisted by its committees, has responsibility for the oversight of risk management. Our board reviews strategic and operational risk in the context of discussions, question and answer sessions, and reports from the management team at each regular board meeting, receives reports on all significant committee activities at each regular board meeting, and evaluates the risks inherent in significant transactions.

In addition, our board has tasked designated standing committees with oversight of certain categories of risk management. Our audit committee assists our board in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting and disclosure controls and procedures, legal and regulatory compliance, and also, among other things, discusses with management and the independent auditor guidelines and policies with respect to risk assessment and risk management. Our compensation committee assesses risks relating to our executive compensation plans and arrangements, and whether our compensation policies and programs have the potential to encourage excessive risk taking. Our nominating and corporate governance committee assesses risks relating to our corporate governance practices, the independence of the board and potential conflicts of interest.

Our board of directors believes its current leadership structure supports the risk oversight function of the board.

Board Committees

Our board of directors has established the following standing committees of the board: audit committee; compensation committee; and nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below.

Audit Committee

The current members of our audit committee are Mr. Williams, Mr. Kornfeld, and Mr. Gryska. Mr. Williams is the chairperson of our audit committee. Prior to the appointment of Mr. Gryska in January 2023 and prior to her resignation from the board of directors, Dr. Walker served as a member of the Audit Committee. Our board of directors has determined that each member of our audit committee meets the requirements for independence of audit committee members under the rules and regulations of the SEC and the listing standards of Nasdaq, and also meets the financial literacy requirements of the listing standards of Nasdaq. Our board of directors has determined that Mr. Williams is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K. Our audit committee is responsible for, among other things:

•	selecting, retaining, compensating, evaluating, overseeing and, where appropriate, terminating our independent registered public accounting firm;

•	reviewing and approving the scope and plans for the audits and the audit fees and approving all non-audit services to be performed by the independent auditor;

•	evaluating the independence and qualifications of our independent registered public accounting firm;

•	reviewing our financial statements, and discussing with management and our independent registered public accounting firm the results of the annual audit and the quarterly reviews;

•	reviewing and discussing with management and our independent registered public accounting firm the quality and adequacy of our internal controls and our disclosure controls and procedures;

•	discussing with management our procedures regarding the presentation of our financial information, and reviewing earnings press releases and guidance;

•	overseeing the design, implementation and performance of our internal audit function, if any;

•	setting hiring policies with regard to the hiring of employees and former employees of our independent auditor and overseeing compliance with such policies;

•	reviewing, approving and monitoring related party transactions;

•

adopting and overseeing procedures to address complaints regarding accounting, internal accounting controls and auditing matters, including confidential, anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters;

•	reviewing and discussing with management and our independent auditor the adequacy and effectiveness of our legal, regulatory and ethical compliance programs; and

•	reviewing and discussing with management and our independent auditor our guidelines and policies to identify, monitor and address enterprise risks.

Our audit committee operates under a written charter that satisfies the applicable listing standards of Nasdaq. A copy of the charter of our audit committee is available on our website at www.fortebiorx.com/investor-relations/corporate-governance/governance-documents. Our audit committee held four meetings in 2022.

Compensation Committee

The current members of our compensation committee are Mr. Kornfeld, Dr. Eichenfield, Dr. Doberstein and Dr. Brun. Mr. Kornfeld is the chairperson of our compensation committee. Our board of directors has determined that each member of our compensation committee meets the requirements for independence for compensation committee members under the rules and regulations of the SEC and the listing standards of Nasdaq. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. Our compensation committee is responsible for, among other things:

•	reviewing, approving or making recommendations to our board of directors regarding the compensation for our executive officers, including our chief executive officer;

•	reviewing, approving and administering our employee benefit and equity incentive plans;

•	establishing and reviewing the compensation plans and programs of our employees, and ensuring that they are consistent with our general compensation strategy;

•	monitoring compliance with any stock ownership guidelines;

•	approving or making recommendations to our board of directors regarding the creation or revision of any clawback policy; and

•	making recommendations to our board of directors regarding non-employee director compensation.

Our compensation committee operates under a written charter that satisfies the applicable listing standards of Nasdaq. A copy of the charter of our compensation committee is available on our website at www.fortebiorx.com/investor-relations/corporate-governance/governance-documents. Our compensation committee held two meetings during 2022.

Nominating and Corporate Governance Committee

The current members of our nominating and corporate governance committee are Mr. Kornfeld, Dr. Finck and Mr. Williams. Mr. Kornfeld is the chairperson of our nominating and corporate governance committee. Our board of directors has determined that each member of our nominating and corporate governance committee meets the requirements for independence for compensation committee members under the listing standards of Nasdaq. Our nominating and corporate governance committee is responsible for, among other things:

•	reviewing and assessing and making recommendations to our board of directors regarding desired qualifications, expertise and characteristics sought of board members;

•	identifying, evaluating, selecting or making recommendations to our board of directors regarding nominees for election to our board of directors;

•	developing policies and procedures for considering stockholder nominees for election to our board of directors;

•	reviewing our succession planning process for our chief executive officer and any other members of our executive management team;

•	reviewing and making recommendations to our board of directors regarding the composition, organization and governance our board of directors and its committees;

•	reviewing and making recommendations to our board directors regarding our corporate governance framework;

•	overseeing director orientation for new directors and continuing education for our directors; and

•	overseeing the evaluation of the performance of our board of directors and its committees.

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of Nasdaq. A copy of the charter of our nominating and corporate governance committee is available on our website at www.fortebiorx.com/investor-relations/corporate-governance/governance-documents. Our nominating and corporate governance committee held no meetings during 2022.

Attendance at Board and Stockholder Meetings

Our board of directors held eight meetings (including regularly scheduled and special meetings), and each of our directors attended at least 75% of the aggregate of (1) the total number of meetings of the board of directors held during the period for which he or she has been a director and (2) the total number of meetings held by all committees on which he or she served during the periods that he or she served.

Although we do not have a formal policy regarding attendance by members of our board of directors at the annual meetings of stockholders, we encourage, but do not require, directors to attend. Four members of our board of directors attended our 2022 Annual Meeting of Stockholders.

Compensation Committee Interlocks and Insider Participation

During 2022, the members of our compensation committee were Mr. Kornfeld, Dr. Eichenfield, Dr. Doberstein, Dr. Walker and Dr. Brun. None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Considerations in Evaluating Director Nominees

Our nominating and corporate governance committee uses a variety of methods for identifying and evaluating potential director nominees. In its evaluation of director candidates, including the current directors eligible for re-election, our nominating and corporate governance committee will consider the current size and composition of our board of directors and the needs of our board of directors and the respective committees of our board of directors and other director qualifications. While our board has not established minimum qualifications for board members, some of the factors that our nominating and corporate governance committee considers in assessing director nominee qualifications include, without limitation, issues of character, professional ethics and integrity, judgment, business experience and diversity, and with respect to diversity, such factors as race, ethnicity, gender, differences in professional background, age and geography, as well as other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on our board. Although our board of directors does not maintain a specific policy with respect to board diversity, our board of directors believes that the board should be a diverse body, and the nominating and corporate governance committee considers a broad range of perspectives, backgrounds and experiences.

If our nominating and corporate governance committee determines that an additional or replacement director is required, then the committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the committee, board or management.

After completing its review and evaluation of director candidates, our nominating and corporate governance committee recommends to our full board of directors the director nominees for selection. Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors and our board of directors has the final authority in determining the selection of director candidates for nomination to our board.

Board Diversity Matrix

The table below provides certain highlights of the composition of the members of our board of directors as of March 31, 2023. Each of the categories listed in the table below has the meaning set forth in Nasdaq Listing Rule 5605(f).

Board Size:
Total Number of Directors:	8

Gender:	Male	Female	Non-Binary	Did Not Disclose Gender
Number of directors based on gender identity	7	1	0	0
Number of directors who identify in any of the categories below:
African American or Black	0	0	0	0
Alaskan Native or American Indian	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	7	1	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0	0	0	0
Did Not Disclose Demographic Background	0	0	0	0

Stockholder Recommendations and Nominations to our Board of Directors

Our nominating and corporate governance committee will consider recommendations and nominations for candidates to our board of directors from stockholders in the same manner as candidates recommended to the committee from other sources, so long as such recommendations and nominations comply with our amended and restated certificate of incorporation and amended and restated bylaws, all applicable company policies and all applicable laws, rules and regulations, including those promulgated by the SEC. Our nominating and corporate governance committee will evaluate such recommendations in accordance with its charter, our bylaws and the director nominee criteria described above.

A stockholder that wants to recommend a candidate to our board of directors should direct the recommendation in writing by letter to our corporate secretary at Forte Biosciences, Inc., 3060 Pegasus Park Drive, Building 6, Dallas, Texas 75247, Attention: Corporate Secretary. Such recommendation must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between the candidate and us and evidence of the recommending stockholder’s ownership of our capital stock. Such recommendation must also include a statement from the recommending stockholder in support of the candidate. Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors.

All proposals of stockholders that are intended to be presented by such stockholder at an Annual Meeting of Stockholders must be in writing and notice must be delivered to the Corporate Secretary at our principal executive offices not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the anniversary of the preceding year’s Annual Meeting, except that if the date of the Annual Meeting is more than 30 days before or more than 30 days after such anniversary date, for the stockholder notice to be timely, it must be delivered to the Corporate Secretary at our principal executive offices not earlier than the close of business on the 120th day prior to the currently proposed Annual Meeting and not later than the close of business on the later of (1) the 90th day prior to such Annual Meeting or (2) the close of business on the 10th day following the day on which public announcement of the date of such meeting is first made by us. Any nomination must comply with the requirements set forth in our amended and restated bylaws and the rules and regulations of the SEC, including the requirements of Rule 14a-8 and Rule 14a-19 under the Exchange Act, and should be sent in writing to our corporate secretary at the address above.

Communications with the Board of Directors

Interested parties wishing to communicate directly with our non-management directors, may do so by writing and sending the correspondence to our Chief Financial Officer by mail to our principal executive offices at Forte Biosciences, Inc., 3060 Pegasus Park Drive, Building 6, Dallas, Texas 75247. Our Chief Financial Officer, in consultation with appropriate directors as necessary, will review all incoming communications and screen for communications that (1) are solicitations for products and services, (2) relate to matters of a personal nature not relevant for our stockholders to act on or for our board to consider and (3) matters that are of a type that are improper or irrelevant to the functioning of our board or our business, for example, mass mailings, job inquiries and business solicitations. If appropriate, our Chief Financial Officer will route such communications to the appropriate director(s) or, if none is specified, then to the chairperson of the board or the chairperson of the audit committee. These policies and procedures do not apply to communications to non-management directors from our officers or directors who are stockholders or stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act.

Policy Prohibiting Hedging or Pledging of Securities

Under our insider trading policy, our employees, including our executive officers, and the members of our board of directors are prohibited from, directly or indirectly, among other things, (1) engaging in short sales, (2) trading in publicly-traded options, such as puts and calls, and other derivative securities with respect to our securities (other than stock options, restricted stock units and other compensatory awards issued to such individuals by us), (3) purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds), or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of equity securities granted to them by us as part of their compensation or held, directly or indirectly, by them, (4) pledging any of our securities as collateral for any loans and (5) holding our securities in a margin account.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer and other executive and senior financial officers. The full text of our code of business conduct and ethics is available on our website at www.fortebiorx.com/investor-relations/corporate-governance/governance-documents. We will post amendments to our code of business conduct and ethics or any waivers of our code of business conduct and ethics for directors and executive officers on the same website.

Director Compensation

Under our amended and restated non-employee director compensation policy, non-employee directors will receive compensation in the form of cash and equity, as described below. We also reimburse our non-employee directors for expenses incurred in connection with attending board and committee meetings as well as continuing director education. Our compensation committee has primary responsibility for reviewing and approving the compensation paid to non-employee directors. Our compensation committee reviews at least annually the type and form of compensation paid to our non-employee directors.

Cash Compensation

Under our amended and restated non-employee director compensation policy, each non-employee director is paid an annual cash retainer of $40,000. In addition, each non-employee director is entitled to receive the following cash compensation for his or her services under the policy:

•	$30,000 per year for service as chair of the board of directors;

•	$20,000 per year for service as lead independent director;

•	$16,000 per year for service as chair of the audit committee;

•	$8,000 per year for service as a member of the audit committee;

•	$12,000 per year for service as chair of the compensation committee;

•	$6,000 per year for service as a member of the compensation committee;

•	$10,000 per year for service as chair of the nominating and corporate governance committee; and

•	$5,000 per year for service as a member of the nominating and corporate governance committee.

Each non-employee director who serves as a committee chair receives only the additional annual cash fee as the chair of the committee, and not the additional annual fee as a member of the committee. All cash payments to non-employee directors are paid quarterly in arrears on a prorated basis. The above-listed fees for service as chair or members of committees are payable in addition to the non-employee director retainer.

Equity Compensation

Initial Options. Each person who first becomes a non-employee director after the effective date of the amended and restated non-employee director compensation policy will receive, on the first trading day on or after the date that the person first becomes a non-employee director, an initial award (or, the “Initial Award”) of stock options to purchase 50,000 shares of our common stock. The Initial Award will be scheduled to vest in equal installments as to 1/36th of the shares of our common stock subject to the Initial Award on a monthly basis following the Initial Award’s grant date, on the same day of the month as the grant date, subject to continued services to us through the applicable vesting dates. If the person was a member of our board of directors and also an employee, then becoming a non-employee director due to termination of employment will not entitle the person to an Initial Award.

Annual Options. Each continuing non-employee director automatically will receive, on the date of each annual meeting of our stockholders, an annual award (or, the “Annual Award)” of stock options to purchase 25,000 shares of our common stock. Each Annual Award will be scheduled to vest as to 1/12th shares subject to the Annual Award on a monthly basis following the Annual Award’s grant date on the same day of the month as such grant date (or the last day of the month, if there is no corresponding day in such month), or if earlier, the day immediately before the date of the next annual meeting that occurs after the Annual Award’s grant date, subject to continued services to us through the applicable vesting date.

Change in Control. In the event of a change in control, as defined in our 2021 Equity Incentive Plan, each non-employee director’s then outstanding company equity awards covering shares of our common stock will accelerate vesting in full, provided that he or she remains a non-employee director through the date of our change in control.

Other Award Terms. Each Initial Award and Annual Award is granted under our 2021 Equity Incentive Plan (or its successor plan, as applicable) and form of award agreement under such plan. These awards have a maximum term to expiration of 10 years from their grant and a per share exercise price equal to 100% of the fair market value of a share of our common stock on the award’s grant date.

Director Compensation for Fiscal 2022

The following table sets forth information regarding the total compensation awarded to, earned by or paid to our non-employee directors for their service on our board of directors, for the fiscal year ended December 31, 2022. Directors who are also our employees receive no additional compensation for their service as directors. During 2022, Dr. Wagner was an employee and executive officer of the company and therefore, did not receive compensation as a director. Director David Gryska, M.B.A. was appointed to the Board in January 2023 and did not serve as a director during any portion of 2022, and is therefore not included in either of the tables below since he did not earn any compensation from us during 2022.

Name	Fees Paid or Earned in Cash ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Steven Kornfeld	68,120	38,940		107,060
Scott Brun, M.D.	6,500	32,930		39,430
Lawrence Eichenfield, M.D.	50,293	38,940		89,233
Stephen K. Doberstein, Ph.D.	26,232	57,680		83,912
Barbara K. Finck, M.D.	32,373	66,893		99,266
Donald A. Williams	64,707	38,940		103,647
Patricia Walker, M.D., Ph.D.(2)	66,033	38,940		104,973

(1)

This column reflects the aggregate grant date fair value of option awards granted to the director in the applicable fiscal year, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation (Topic 718). See Note 6 to our financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the assumptions made by us in determining the grant date fair value of our equity awards.

(2)	Dr. Walker resigned from our board of directors in January 2023.

The following table lists all outstanding equity awards held by non-employee directors as of December 31, 2022:

Name	Number of Shares Underlying Outstanding Stock Awards	Number of Shares Underlying Outstanding Options
Steven Kornfeld	—	100,000
Scott Brun, M.D.	—	50,000
Lawrence Eichenfield, M.D.	—	121,081
Donald A. Williams	—	100,000
Barbara K. Finck, M.D.	—	79,166
Stephen K. Doberstein, Ph.D.	—	75,000

Item 11.	Executive Compensation

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. Typically, our Chief Executive Officer makes recommendations to our compensation committee, often attends committee meetings and is involved in the determination of compensation for the respective executive officers who report to him, except that the Chief Executive Officer does not make recommendations as to his own compensation. Our Chief Executive Officer makes recommendations to our compensation committee regarding short- and long-term compensation for all executive officers (other than himself) based on our results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement. Our compensation committee then reviews the recommendations and other data. Our compensation committee makes decisions as to total compensation for each executive office, although it may instead, in its discretion, make recommendations to our board of directors regarding executive compensation for its approval.

Our named executive officers, consisting of our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer), as of April 21, 2023, were:

•	Paul A. Wagner, Ph.D., our Chairman and Chief Executive Officer;

•	Antony A. Riley, our Chief Financial Officer; and

•	Hubert C. Chen, M.D., our President and Chief Medical Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation reportable for our named executive officers for fiscal 2022 and prior years where applicable, as determined under SEC rules.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Paul A. Wagner, Ph.D. Chairman and Chief Executive Officer	2022	590,000	324,500	—	313,110	—	1,227,610
	2021	590,000	162,500	294,998	4,367,948	—	5,415,446
Antony Riley Chief Financial Officer	2022	380,000	152,000	—	78,278	—	610,278
	2021	380,000	76,000	249,997	1,060,787	—	1,766,784
Hubert C. Chen, M.D. (2) President and Chief Medical Officer	2022	255,682	102,575	—	211,600	—	569,857
	2021	—	—	—	—	—	—

(1)

These columns reflect the aggregate grant date fair value of stock and option awards granted to the officer in the applicable fiscal year, computed in accordance with FASB ASC Topic 718. See Note 6 to our financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022.

(2)	The salary for Dr. Chen for 2022 is based on a start date of June 7, 2022 and a base salary of $450,000.

Employment Arrangements

Each of our current executive officers has executed our standard form of confidential information, invention assignment and arbitration agreement.

Forte has entered into offer letters with each of its named executive officers (the “Offer Letters”). The Offer Letters supersede all other or prior agreements with respect to Forte’s named executive officers’ employment terms. Employment under the Offer Letters is at will and may be terminated at any time by Forte or by the applicable named executive officer. As of February 25, 2023, and effective as of January 1, 2023, each named executive officer is entitled to: (i) an annual base salary, currently $619,500 in the case of Dr. Wagner, $418,000 in the case of Mr. Riley and $450,000 in the case of Dr. Chen, and (ii) a discretionary annual bonus, 55% of his annual base salary in the case of Dr. Wagner, 40% of his annual base salary in the case of Mr. Riley and 40% of his annual base salary in the case of Dr. Chen, based on achievement of performance objectives to be determined by Forte’s board of directors.

Forte has entered into severance agreements with each of its named executive officers (the “Severance Agreements”). The Severance Agreements supersede any prior agreement or arrangement that each executive may have had with the Company that provides for severance or change in control payments and benefits. The Severance Agreements provide that if, other than during the period beginning three months before a change in control through the one-year anniversary of a change in control (the “CIC Period”), the executive is terminated either (x) by the Company without cause (as defined in the applicable Severance Agreement, and excluding by reason of his or her death or disability), or (y) by the executive for good reason (as defined in the Severance Agreement), then the executive will receive the following severance payments and benefits if he or she timely executes and does not revoke a separation agreement and release of claims in the Company’s favor:

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

•

Company payment of the premiums required for continued coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) under the Company’s group health, dental and vision care plans for the executive officer and his or her eligible dependents for up to 12 months, or 18 months in the case of the Chief Executive Officer.

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

Outstanding Equity Awards at Fiscal 2022 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2022.

		Option Awards				Stock Awards
Name	Date of Grant	Number of Securities Underlying Exercisable Options	Number of Securities Underlying Unexercisable Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Paul A. Wagner, Ph.D.	12/19/2018	—	421,652	0.86	12/19/2028
	4/9/2021	32,916	102,084	39.66	4/8/2031
	1/17/2022	—	300,000	1.72	1/16/2032
	11/12/2021					87,797	$294,998
Antony Riley	3/29/2020	7,246	3,295	1.24	3/29/2030
	6/30/2020	51,562	23,438	14.58	6/29/2030
	4/9/2021	17,708	24,792	39.66	4/8/2031
	1/17/2022	—	75,000	1.72	1/16/2032
	11/12/2021					74,404	$249,997
Hubert C. Chen, M.D.	6/7/2022	—	250,000	1.30	6/7/2032

Recent RSU Grants

In March 2023, Forte’s board of directors, upon recommendation from the Compensation Committee, granted a RSU award of 500,000 shares of Forte common stock to Dr. Wagner. Additionally, the Compensation Committee granted RSU awards of 150,000 shares for Mr. Riley and 120,000 shares for Dr. Chen. Each RSU award was granted under the 2021 Equity Incentive Plan and the form of RSU agreement thereunder. Subject to the applicable individual continuing to be a service provider to Forte through such date, 100% of the shares subject to each such option shall vest quarterly over a four year period.

Perquisites and Health and Welfare Benefits

Forte’s named executive officers, during their employment with us, are eligible to participate in Forte’s employee benefit plans, including Forte’s medical, dental, group term life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of Forte’s other employees.

Forte generally does not provide perquisites or personal benefits to Forte’s named executive officers, except in limited circumstances. Forte’s board of directors may elect to adopt qualified or nonqualified benefit plans in the future if it determines that doing so is in Forte’s best interests.

Retirement Benefits and Nonqualified Deferred Compensation

Forte does not maintain any plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement. Forte does not maintain nonqualified deferred compensation plans. Forte’s board of directors may elect to provide Forte’s officers and other employees with such benefits in the future if it determines that doing so is in Forte’s best interests.

Equity Benefit Plans

The following table provides information as of December 31, 2022 with respect to shares of our common stock that may be issued under our existing equity compensation plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and RSUs	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders
2021 Equity Incentive Plan(1)	1,226,367	$4.91	1,337,277
2018 Equity Incentive Plan(2)	478,529	$0.88	—
2017 Equity Incentive Plan(3)	435,500	$27.15	—
2017 Employee Stock Purchase Plan(4)	—	$—	318,522
Equity compensation plans not approved by security holders
2020 Inducement Equity Incentive Plan(5)	385,000	$11.62	115,000

TOTAL	2,525,396		1,770,799

(1)

Our board of directors adopted, and our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan was most recently amended in 2022 to increase the number of shares reserved for issuance under the 2021 Plan by 1,500,000 shares, as approved by our stockholders at our 2022 annual meeting.

(2)	We assumed the Forte Subsidiary, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), at the time of the merger with Forte Subsidiary, Inc. No additional awards will be made under the 2018 Plan.
(3)

Our board of directors and stockholders approved and adopted the 2017 Equity Incentive Plan in March 2017 (the “2017 Plan”). The 2017 Plan became effective on April 13, 2017 in connection with the Company’s initial public offering. The 2021 Plan is a successor to the 2017 Plan. No further grants will be made under the 2017 Plan.

(4)

Our board of directors and stockholders adopted the Employee Stock Purchase Plan (“ESPP”) in March 2017 and the ESPP became effective on April 13, 2017, in connection with the Company’s initial public offering. The ESPP provides for an annual, automatic increase to the number of shares of Common Stock authorized for issuance thereunder, effective as of the first day of each fiscal year, by an amount equal to the least of (a) 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year and (b) 300,000 shares of Common Stock.

(5)

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 500,000 shares for future grant under the 2020 Inducement Plan. As of December 31, 2022, there were 115,000 shares available for issuance under the 2020 Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of April 21, 2023 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated, to our knowledge, the persons or entities identified in the table have sole voting power and sole investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

We have based our calculation of the percentage of beneficial ownership on 21,007,069 shares of our common stock outstanding as of April 21, 2023. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of April 21, 2023 or issuable pursuant to RSUs which are subject to vesting and settlement conditions expected to occur within 60 days of April 21, 2023, to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each person or entity listed in the table is c/o Forte Biosciences, Inc., 3060 Pegasus Park Drive, Building 6, Dallas, Texas 75247.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Greater than 5% Stockholders:
Funicular Funds, LP (1)	2,031,987	9.7%
Camac Fund, LLC (2)	1,812,712	8.6%
BML Investment Partners, L.P. (3)	1,735,075	8.3%
Paul A. Wagner, Ph.D. (4)	1,560,294	7.4%
ATG Fund II LLC (5)	1,462,000	7.0%
JEC II Associates, LLC (6)	1,141,000	5.4%
Named Executive Officers and Directors:
Paul A. Wagner, Ph.D. (4)	1,560,294	7.4%
Antony Riley (7)	135,929	*
Hubert C. Chen, M.D. (8)	67,407	*
Lawrence Eichenfield, M.D. (9)	119,324	*
Steven Kornfeld (10)	100,000	*
Scott Brun, M.D. (11)	9,722	*
Donald A. Williams (12)	100,000	*
Barbara K. Finck, M.D. (13)	49,999	*
David Gryska, M.B.A (14)	6,944	*
Stephen K. Doberstein, Ph.D. (15)	43,055	*
All directors and executive officers as a group (10 persons)	2,192,674	10.1%

*	Represents less than 1%.
(1)

Consists of 2,031,987 shares held of record by Funicular Funds, LP (the “Fund”). Cable Car Capital LLC, as the General Partner of the Fund, may be deemed the beneficial owner of the 2,031,987 Shares owned by the Fund. Jacob Ma-Weaver, as the Managing Member of Cable Car, may be deemed the beneficial owner of the 2,031,987 Shares owned by the Fund. The Fund has sole voting and dispositive power over the shares reported herein.

(2)

Consists of 1,812,712 shares held of record by Camac Fund, LLC (“Camac Fund”). Camac Partners, LLC (“Camac Partners”), as investment manager of Camac Fund, may be deemed to beneficially own the 1,812,712 shares of Common Stock owned by Camac Fund. Camac Capital, LLC (“Camac Capital”), as the managing member of Camac Partners and the general partner of Camac Fund, may be deemed to beneficially own the 1,812,712 shares of Common Stock owned by Camac Fund. Eric Shahinian, as the manager of Camac Capital, may be deemed to beneficially own the 1,812,712 shares of Common Stock owned by Camac Fund. By virtue of their respective positions with Camac Fund, each of Camac Partners, Camac Capital, and Mr. Shahinian may be deemed to have shared power to vote and dispose of the shares of Common Stock reported owned by Camac Fund.

(3)

Consists of 1,735,075 shares held of record by BML Investment Partners, L.P. BML Investment Partners, L.P. is a Delaware limited partnership whose sole general partner is BML Capital Management, LLC. The managing member of BML Capital Management, LLC is Braden M. Leonard. As a result, Braden M. Leonard is deemed to be the indirect owner of the shares held directly by BML Investment Partners, L.P. Despite such shared beneficial ownership, Mr. Leonard disclaims beneficial ownership of such shares.

(4)

Consists of (i) 1,399,253 shares of common stock and (ii) 161,041 shares of common stock underlying options held by Dr. Wagner that are exercisable as of April 21, 2023 or that will become exercisable within 60 days after such date.

(5)

Consists of 1,462,000 shares held of record by ATG Fund II LLC (“ATG Fund II”). ATG Capital Management, LLC (“ATG Management”) serves as the sole managing member for ATG Fund II and, as such, may be deemed to share voting and dispositive power for the shares held by ATG Fund II. As a result of the foregoing, for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, ATG Management may be deemed to beneficially own 1,462,000 shares of Common Stock. Gabriel Gliksberg controls ATG Management in his role as sole managing member of ATG Management and, as such, may be deemed to share voting and dispositive power for the shares held by ATG Fund II. As a result of the foregoing, for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Mr. Gliksberg may be deemed to beneficially own 1,462,000 shares of Common Stock. Each of ATG Fund II, ATG Management and Mr. Gliksberg specifically disclaim beneficially ownership in the shares of Common Stock reported herein except to the extent of their pecuniary interest therein.

(6)

Consists of 1,141,000 shares held of record by JEC II Associates, LLC (“JEC II”). Michael Torok is the Manager of JEC II. As such, Mr. Torok may be deemed to share voting and investment power with respect to the shares reported herein. Mr. Torok disclaims beneficial ownership of such shares that he does not directly own.

(7)

Consists of (i) 18,628 shares of common stock and (ii) 117,301 shares of common stock underlying options held by Mr. Riley that are exercisable as of April 21, 2023 or that will become exercisable within 60 days after such date.

(8)

Consists of (i) 4,907 shares of common stock and (ii) 62,500 shares of common stock underlying options held by Dr. Chen that are exercisable as of April 21, 2023 or that will become exercisable within 60 days after such date.

(9)	Consists of 119,324 shares of common stock underlying options held by Dr. Eichenfield that are exercisable as of April 21, 2023 or that will become exercisable within 60 days after such date.
(10)	Consists of 100,000 shares of common stock underlying options held by Mr. Kornfeld that are exercisable as of April 21, 2023 or that will become exercisable within 60 days after such date.
(11)	Consists of 9,722 shares of common stock underlying options held by Dr. Brun that are exercisable as of April 21, 2023 or that will become exercisable within 60 days after such date.
(12)	Consists of 100,000 shares of common stock underlying options held by Mr. Williams that are exercisable as of April 21, 2023 or that will become exercisable within 60 days after such date.
(13)	Consists of 49,999 shares of common stock underlying options held by Dr. Finck that are exercisable as of April 21, 2023 or that will become exercisable within 60 days after such date.
(14)	Consists of 6,944 shares of common stock underlying options held by Mr. Gryska that are exercisable as of April 21, 2023 or that will become exercisable within 60 days after such date.
(15)	Consists of 43,055 shares of common stock underlying options held by Dr. Doberstein that are exercisable as of April 21, 2023 or that will become exercisable within 60 days after such date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of each transaction since January 1, 2021, and each currently proposed transaction, in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or exceeds $120,000; and

•

any of our directors (including director nominees), executive officers, or beneficial holders of more than 5% of any class of our voting securities, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Equity Grants

We have issued and sold shares of our common stock and granted options to our executive officers and certain of our non-employee directors as more fully described in the sections titled “Director Compensation” and “Executive Compensation.”

Employment Agreements

We have entered into employment agreements with Dr. Wagner, our chief executive officer, Mr. Riley, our chief financial officer and Dr. Chen, our chief medical officer. For more information regarding this employment agreement, see the section titled “Executive Compensation—Employment Arrangements.”

Severance Agreements

We have entered into severance agreements with Dr. Wagner, our chief executive officer, Mr. Riley, our chief financial officer and Dr. Chen, our chief medical officer. For more information regarding this employment agreement, see the section titled “Executive Compensation—Employment Arrangements.”

Indemnification Agreements

We have entered into separate indemnification agreements with each of our directors and executive officers, in addition to the indemnification provided for in our amended and restated certificate of incorporation and bylaws. The indemnification agreements and our amended restated certificate of incorporation and bylaws require us to indemnify our directors, executive officers and certain controlling persons to the fullest extent permitted by Delaware law.

Policies and Procedures for Related Person Transactions

We have adopted a formal, written policy regarding related person transactions. This written policy regarding related person transactions provides that a related person transaction is a transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which we are a participant and in which a related person has, had or will have a direct or indirect material interest and in which the aggregate amount involved exceeds $120,000. For purposes of this policy, a related person means any of our executive officers and directors (including director nominees), in each case at any time since the beginning of our last fiscal year, or holders of more than 5% of any class of our voting securities and any member of the immediate family of, or person sharing the household with, any of the foregoing persons.

Our audit committee has the primary responsibility for reviewing and approving, ratifying or disapproving related person transactions. In determining whether to approve, ratify or disapprove any such transaction, our audit committee will consider, among other factors, (1) whether the transaction is fair to us and on terms no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances, (2) the extent of the related person’s interest in the transaction, (3) whether there are business reasons for us to enter into such transaction, (4) whether the transaction would impair the independence of any of our outside directors and (5) whether the transaction would present an improper conflict of interest for any of our directors or executive officers. The policy grants standing pre-approval of certain transactions, including (1) certain compensation arrangements for our directors or executive officers, (2) transactions with another company at which a related person’s only relationship is as a non-executive employee, director or beneficial owner of less than 10% of that company’s shares, provided that the aggregate amount involved does not exceed the greater of $200,000 or 5% of such company’s total annual revenues and the transaction is on terms no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances, (3) charitable contributions by us to a charitable organization, foundation or university at which a related person’s only relationship is as a non-executive employee or director, provided that the aggregate amount involved does not exceed the greater of $200,000 or 5% of such organization’s total annual receipts, (4) transactions where a related person’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis and (5) any indemnification or advancement of expenses made pursuant to our organizational documents or any agreement. In addition to our policy, our audit committee charter provides that our audit committee shall review and approve or disapprove any related person transactions.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by Mayer Hoffman McCann P.C. for the audit of our annual financial statements for the years ended December 31, 2022 and 2021.

Principal Accountant Fees and Services

Fees Billed	Fiscal Year 2022	Fiscal Year 2021
Audit fees(1)	$339,137	$204,421
Audit-related fees(2)
Tax fees(3)
All other fees(4)

Total fees	$339,137	$204,421

(1)

“Audit fees” consist of fees billed for professional services rendered in connection with the audit of our financial statements, reviews of our quarterly financial statements and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	“Audit-related fees” consist of fees for other audit-related professional services.
(3)	“Tax fees” consist of fees billed for professional services rendered by Mayer Hoffman McCann P.C. for tax compliance, tax advice and tax planning.
(4)	“All other fees” include any fees billed that are not audit, audit-related or tax fees.

Auditor Independence

In 2022 and 2021, there were no other professional services provided by Mayer Hoffman McCann P.C., other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Mayer Hoffman McCann P.C.

Substantially all of Mayer Hoffman McCann P.C.’s personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to Mayer Hoffman McCann P.C. in an alternative practice structure.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

•	The Following documents are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

•	The Financial Statements: No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

•	Financial Statement Schedules: Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

•	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 19, 2017.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 15, 2020.

3.3	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on April 19, 2017.

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on 8-K filed on July 12, 2022.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

4.2†	Description of Common Stock, incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 10-K filed on February 27, 2020.

4.3	Warrant to Purchase Stock, dated October 30, 2015, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

4.4	Warrant to Purchase Stock, dated October 30, 2015, issued to Silicon Valley Bank, incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574) , as amended, originally filed on March 9, 2017.

4.5	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.6 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

4.6	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

4.7	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

4.8	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Silicon Valley Bank, incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

4.9	Form of Warrant to Purchase Common Stock of the Registrant issued on June 15, 2020, incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020.

4.10	Preferred Stock Rights Agreement, dated as of July 12, 2022, by and between Forte Biosciences, Inc. and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 12, 2022.

10.1+	Form of Indemnity Agreement by and between the Registrant and its directors and officers, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

10.2+	Tocagen Inc. 2017 Equity Incentive Plan, as amended, and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder, incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2019.

10.3+	Tocagen Inc. 2017 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

Exhibit Number	Description

10.4	Tocagen Inc. Annual Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017.

10.5	Form of Restricted Stock Unit Grant Notice and Agreement, incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2020.

10.6	At Market Issuance Sales Agreement between the Company and Ladenburg Thalmann & Co. Inc., dated September 4, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 4, 2020.

10.7+	2020 Inducement Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 11, 2020.

10.8+	Form of stock option agreements under the 2020 Inducement Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 11, 2020.

10.9†	License Agreement, dated December 10, 2017, by and between Forte Subsidiary, Inc. and the U.S. Department of Health and Human Services, as represented by the National Institute of Allergy and Infectious Diseases, incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-237371), originally filed on March 25, 2020.

10.10+	Forte Subsidiary, Inc. 2018 Equity Incentive Plan, as amended, and Forms of Stock Option Agreement, Exercise Notice and Investment Representation Statement thereunder, incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-237371), originally filed on March 25, 2020.

10.11+	Offer Letter, dated December 14, 2018, by and between Forte Subsidiary, Inc. and Paul A. Wagner, Ph.D., incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-237371), originally filed on March 25, 2020.

10.12+	Offer Letter, dated March 16, 2020, by and between Forte Subsidiary, Inc. and Antony Riley, incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-237371), originally filed on March 25, 2020.

10.13+	Offer Letter by and between the Company and Hubert Chen, M.D., dated May 31, 2022, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2022.

10.14+	At Market Issuance Sales Agreement between the Company and Ladenburg Thalmann & Co. Inc. incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed on April 1, 2022.

10.15†	Amendment No. 2 to License Agreement by and between Forte Subsidiary, Inc. and the U.S. Department of Health and Human Services, as represented by the National Institute of Allergy and Infectious Diseases, dated May 26, 2020, incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, filed August 10. 2020.v

10.16^†	Forte Biosciences, Inc. 2021 Equity Incentive Plan.

10.17+	Amended and Restated Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2022.

10.18+	Form of Change in Control and Severance Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022.

21.1^	List of Subsidiaries.

23.1^	Consent of Independent Registered Public Accounting Firm.

24.1^	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1^	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH^	Inline XBRL Taxonomy Extension Schema Document

101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104^	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

† Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

^ Previously filed on March 31, 2023, as an exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forte Biosciences, Inc.

Date: May 1, 2023	By:	/s/ Paul Wagner
Paul Wagner, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2023	By:	/s/ Antony Riley
Antony Riley Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul A. Wagner, Ph.D.	Chairman and Chief Executive Officer	May 1, 2023
Paul A. Wagner, Ph.D.

/s/ Antony Riley	Chief Financial Officer	May 1, 2023
Antony Riley

/s/ Scott Brun, M.D.	Director	May 1, 2023
Scott Brun, M.D.

/s/ Stephen Doberstein, Ph. D.	Director	May 1, 2023
Stephen Doberstein, Ph.D.

/s/ Lawrence Eichenfield, M.D.	Director	May 1, 2023
Lawrence Eichenfield, M.D.

/s/ Barbara K. Finck, M.D.	Director	May 1, 2023
Barbara K. Finck, M.D.

/s/ David Gryska	Director	May 1, 2023
David Gryska

/s/ Steven Kornfeld	Director	May 1, 2023
Steven Kornfeld

/s/ Donald A. Williams	Director	May 1, 2023
Donald A. Williams