Form 10-Q
period 2023-03-31
Forte Biosciences, Inc.
filed 2023-05-15
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the registrant had 21,051,195 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,902	$41,100
Prepaid expenses and other current assets	369	411
Total current assets	36,271	41,511

Other assets	437	486
Total assets	$36,708	$41,997

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,342	$1,153
Accrued liabilities	2,418	2,026
Total current liabilities	3,760	3,179

Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, $0.001 par value: 200,000,000 shares authorized as of March 31, 2023 (unaudited) and December 31, 2022; 21,007,069 and 21,000,069 shares issued and outstanding as of March 31, 2023 (unaudited) and December 31, 2022, respectively	21	21
Additional paid-in capital	126,724	125,841
Accumulated deficit	(93,797)	(87,044)
Total stockholders’ equity	32,948	38,818
Total liabilities and stockholders’ equity	$36,708	$41,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$4,787	$693
General and administrative	2,068	1,821
Total operating expenses	6,855	2,514
Loss from operations	(6,855)	(2,514)
Other income (expense), net	102	(53)
Net loss	$(6,753)	$(2,567)
Per share information:
Net loss per share - basic and diluted	$(0.32)	$(0.17)
Weighted average shares outstanding, basic and diluted	21,006,680	14,759,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2021	14,754,447	$15	$114,698	$(73,165)	$41,548
Exercise of employee stock options	1,098	—	1	—	1
Issuance of common stock under ESPP	5,716	—	11	—	11
Stock-based compensation	—	—	1,055	—	1,055
Net loss	—	—	—	(2,567)	(2,567)
Balance — March 31, 2022	14,761,261	$15	$115,765	$(75,732)	$40,048

Balance — December 31, 2022	21,000,069	$21	$125,841	$(87,044)	$38,818
Issuance of common stock under ESPP	7,000	—	6	—	6
Stock-based compensation	—	—	877	—	877
Net loss	—	—	—	(6,753)	(6,753)
Balance — March 31, 2023	21,007,069	$21	$126,724	$(93,797)	$32,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,753)	$(2,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	877	1,055
Changes in operating assets and liabilities:
Prepaid expenses and other assets	91	39
Accounts payable	189	(370)
Accrued liabilities	392	(132)
Net cash used in operating activities	(5,204)	(1,975)

Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP	6	12
Payment of deferred financing costs	—	(46)
Net cash provided by (used in) by financing activities	6	(34)

Net decrease in cash and cash equivalents	(5,198)	(2,009)
Cash and cash equivalents — beginning of period	41,100	42,044
Cash and cash equivalents — end of period	$35,902	$40,035

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

Liquidity and Risks

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. As of March 31, 2023, the Company had an accumulated deficit of $93.8 million. The Company used $5.2 million of cash in operating activities during the three months ended March 31, 2023. Management expects to continue to incur additional losses in the foreseeable future as the Company focuses its development efforts on advancing FB-102 through preclinical trials.

The Company had cash and cash equivalents of approximately $35.9 million as of March 31, 2023. The Company’s cash and cash equivalents are held at financial institutions and exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q.

The Company will continue to need to raise additional capital or obtain financing from other sources. Management may fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it may be forced to delay or reduce the scope of its research and development programs and/or limit or cease its operations. The Company's ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the conflicts in Eastern Europe, and otherwise.

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

Businesses throughout our industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation the COVID-19 pandemic, the war in Ukraine, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and other geopolitical tensions. The extent of the impact of these events and circumstances on our business, operations, development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with its audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2022 included in the Company’s Form 10-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”), and the rules and regulations of the US Securities and Exchange Commission (“SEC”).

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

The Company had $5.1 million and $5.0 million in money market funds as of March 31, 2023 and December 31, 2022, respectively, which are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

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

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the period. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses. Comprehensive loss was equal to net loss for the three months ended March 31, 2023 and 2022.

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

	Three Months Ended March 31,
	2023	2022
Options	2,413,195	1,924,570
Restricted stock units	1,262,201	258,851
Warrants	4,434	4,434
Total	3,679,830	2,187,855

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022 consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$260	$341
Other	109	70
Total prepaid expenses and other current assets	$369	$411

Other Assets

Other assets as of March 31, 2023 and December 31, 2022 consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$425	$473
Other	12	13
Total other assets	$437	$486

Accrued Liabilities

Accrued liabilities as of March 31, 2023 and December 31, 2022 consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued legal and professional fees	$341	$643
Accrued compensation	320	890
Accrued manufacturing and preclinical expenses	1,698	485
Other	59	8
Total accrued liabilities	$2,418	$2,026

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

Lease Agreements

The Company has entered into month-to-month lease agreements for certain office and laboratory space. The lease agreements are cancellable by the Company at any time with a 30-day notice. Total rent expense for all locations for the three months ended March 31, 2023 was $7,000. Total rent expense for all locations for the three months ended March 31, 2022 was $3,000.

Preclinical Services

The Company has entered into various agreements with third-party vendors for preclinical services. The estimated remaining commitments as of March 31, 2023 under these agreements were approximately $2.4 million.

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

5. Equity

Preferred Stock

The Company has 10 million authorized shares of Series A Preferred Stock, par value $0.001, with no shares outstanding as of March 31, 2023 and December 31, 2022.

Common Stock

In June 2021, the Company filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow the Company to raise up to $300 million in additional capital. On March 31, 2022, the Company entered into an “at-the-market” equity offering program (“ATM Facility”) whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, the Company filed a prospectus supplement to the June 2021 Form S-3 relating to the offer and sale of the shares pursuant to the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, the Company filed an additional prospectus supplement relating to the offer and sale of shares pursuant to the ATM Facility covering sales of up to an additional $2.7 million of shares of common stock. The Company is not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. The Company has agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. The Company issued 6.1 million shares of common stock for gross proceeds of approximately $7.7 million under the ATM Facility from July 1, 2022 through December 31, 2022 and incurred $595,000 in issuance costs related to the ATM Facility and shelf registration statement. As of the date of filing of this Quarterly Report on Form 10-Q, the Company has reached its limit under the ATM Facility and as such may not currently sell any additional securities under this facility. While the ATM Facility remains in place, it remains restricted in its ability to access additional funding from the sale of securities under Form S-3.

Warrants to purchase 4,434 shares of the Company’s common stock at an exercise price of $140.25 per share which were previously issued by Tocagen, survived the Merger and remained outstanding as of March 31, 2023 and December 31, 2022. These warrants have an expiration date of October 30, 2025.

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

6. Stock-Based Compensation

Equity Plans

The Company inherited the 2017 Equity Incentive Plan (the "2017 Plan") as part of its merger with Tocagen, Inc. in June 2020. The 2017 Plan was terminated in May 2021 and replaced by the 2021 Equity Incentive Plan (the “2021 Plan”). The 2017 Plan will continue to govern outstanding awards issued under the 2017 Plan. The 2021 Plan had an initial reserve of 1,000,000 shares available for grant. The 2021 Plan was amended in June 2022 to increase the shares available for grant by an additional 1,500,000 shares. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Service-based awards generally vested over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of March 31, 2023, there were 187,277 shares available for issuance under the 2021 Plan.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 500,000 shares for future grant under the 2020 Inducement Plan. As of March 31, 2023, there were 115,000 shares available for issuance under the 2020 Inducement Plan.

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

The weighted average grant-date fair value of stock options granted in the three months ended March 31, 2023 and 2022 was $0.82 and $0.96, respectively.

The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three Months Ended March 31,
	2023	2022
Fair value of common stock	$1.02	$1.58
Risk-free interest rate	3.70%	1.75%
Dividend yield	0.00%	0.00%
Expected term of options (years)	5.77	5.90
Volatility	101.42%	66.89%

The table below summarizes the stock option activity during the three months ended March 31, 2023:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2022	2,363,195	$9.29	8.22	$65
Granted	50,000	1.02	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Balances at March 31, 2023	2,413,195	$9.12	7.69	$70
Vested and expected to vest at March 31, 2023	2,413,195	$9.12	7.69	$70
Exercisable at March 31, 2023	915,791	$13.82	7.34	$6

The aggregate intrinsic value of options at March 31, 2023 is based on the Company’s fair value of its stock price on that date of $1.01 per share.

Restricted Stock Unit Awards

There were 1,100,000 restricted stock units granted during the three months ended March 31, 2023 with one sixteenth of the restricted stock units vesting every quarter. The Company made a change in accounting estimate in the three months ended March 31, 2022 related to the vesting of performance-based restricted stock units. As a result of this change in accounting estimate, $158,000 of expense that had been previously recognized in 2021 was reversed in the three months ended March 31, 2022.

The table below summarizes the restricted stock unit awards activity during the three months ended March 31, 2023:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	162,201	$3.36
Granted	1,100,000	1.01
Forfeited/Cancelled	—	—
Issued as Common Stock	—	—
Outstanding at March 31, 2023	1,262,201	$1.31

2017 Employee Stock Purchase Plan

In May 2021, the Company’s board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 521,522 shares available for future issuance under the ESPP as of March 31, 2023. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The Company issued 7,000 shares under the ESPP during the three months ended March 31, 2023. The ESPP is considered a compensatory plan. The Company recorded stock-based compensation expense related to its ESPP of $2 thousand for the three months ended March 31, 2023. The Company did not record stock-based compensation expense related to its ESPP for the three months ended March 31, 2022.

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 were (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$304	$286
General and administrative	573	769
Total	$877	$1,055

As of March 31, 2023, there was unrecognized stock-based compensation expense related to stock options and restricted stock units with service conditions of $6.2 million, which is expected to be recognized over a weighted-average period of 2.03 years. Total unrecognized stock-based compensation expenses related to stock options and restricted stock units with performance conditions were approximately $0.2 million.

7. Related Party Transactions

One member of the Company’s board of directors received cash payments of $5,000 for scientific consulting services for the three months ended March 31, 2022.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements of Forte Biosciences, Inc. (“Forte”, “we”, “our”) and the accompanying notes appearing elsewhere in this Form 10-Q and in our Form 10-K as filed with the Securities and Exchange Commission, or SEC, on March 31, 2023. This discussion of the financial condition and results of operations regarding matters that are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Act of 1995 and, known as the PSLRA. These include statements regarding management’s intention, plans, beliefs, expectations or forecasts for the future, and, therefore, you are cautioned not to place undue reliance on them. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by law. We use words such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and similar expressions to identify these forward-looking statements that are intended to be covered by the safe-harbor provisions of the PSLRA.

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

The known risks and uncertainties are described in detail under the caption “Risk Factors” and elsewhere in this Form 10-Q, our Form 10-K filed with the SEC on March 31, 2023, and other SEC filings. Forward-looking statements included in this Form 10-Q are based on information available to Forte as of the date of this Form 10-Q. Accordingly, our actual results may materially differ from our current expectations, estimates and projections. Forte undertakes no obligation to update such forward-looking statements to reflect events or circumstances after the date of this presentation.

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

GvHD is a complication that may occur after an allogeneic transplant and is where donor's T-cells attack the patient's healthy cells. There are 2 main types of GvHD – acute GvHD and chronic GvHD. The severity of symptoms range from mild to fatal. Acute GvHD usually occurs within 100 days of a transplant. Symptoms of the acute GvHD affect the skin, GI tract or liver. Chronic GvHD symptoms can occur any time after a transplant, but usually start within 2 years. Symptoms of chronic GvHD affect the skin, mouth, liver, lungs, GI tract, muscles or joints .There remains a significant unmet need for safe and effective therapies for GvHD.

Vitiligo is characterized by the loss of melanocytes which are cells that produce skin pigmentation and results in discolored patches appearing in the skin, hair and mucous membrane. Vitiligo is believed to be mediated by natural killer cells (“NK cells”) and cytotoxic T lymphocytes (“CD8+ T cells”). Current treatments include black box warnings. There remains a significant unmet need for safe and effective therapies for vitiligo.

AA is characterized by nonscarring, unpredictable and patchy hair loss generally on the scalp but also in other areas of the body as a result of immune cells attacking and damaging hair follicles. There remains a significant unmet need for safe and effective therapies for AA.

We had approximately $35.9 million in cash and cash equivalents as of March 31, 2023. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

In June 2021, Forte filed a shelf registration statement on Form S-3 that went effective in June 2021 which allowed Forte to raise up to $300 million in additional capital. On March 31, 2022, Forte entered into an “at-the-market” equity offering program (“ATM Facility”) whereby Forte may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, Forte filed a prospectus supplement to the June 2021 Form S-3 for the offer and sale of the shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, Forte filed an additional prospectus supplement relating to offer and sell an additional $2.7 million of shares of common stock. Forte is currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by Forte pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of Forte’s common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and Forte will remain subject to such limitation for so long as the aggregate market value of Forte’s common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As of the date of filing of this Quarterly Report on Form 10-Q, Forte has reached this limit and, as such, may not sell any additional securities under the ATM Facility (or otherwise under Form S-3) until such time as (i) during the preceding twelve-month period, we have not sold securities in excess of the limitation set forth in General Instruction I.B.6 of Form S-3, or (ii) the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, while the ATM Facility remains in place, it is not currently a source of additional funding for Forte and Forte remains restricted in its ability to access additional funding from the sale of securities under Form S-3.

Intellectual Property

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB-102 program. We also own five pending US patent applications related to the FB-102 program. The estimated expiration dates of these patents are 2043-2044.

Macroeconomic Environment and COVID-19

Businesses throughout our industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation the COVID-19 pandemic, the war in Ukraine, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and other geopolitical tensions. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances.

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

Other Income (Expense), Net

Other income (expense), net, consists of net foreign exchange gains and losses and franchise taxes, partially offset by interest earned on our cash and cash equivalents balances.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended March 31, 2023 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023.

Results of Operations

Comparison of Three months ended March 31, 2023 and 2022

The following tables summarize our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$4,787	$693	$4,094
General and administrative	2,068	1,821	247
Total operating expenses	6,855	2,514	4,341
Other income (expense), net	102	(53)	155
Net Loss	$(6,753)	$(2,567)	$(4,186)

Research and Development Expenses

Research and development expenses were $4.8 million for the three months ended March 31, 2023, compared to $0.7 million for the same period in 2022. The increase was primarily due to a net increase of approximately $3.4 million in manufacturing costs and a net increase of approximately $0.4 million in preclinical expenses as we ramp up our development of our FB-102 program, a net increase in payroll expenses of approximately $0.2 million, and net increase of approximately $0.1 million in other expenses.

We anticipate research and development expenses to increase in the future as we continue to develop our current lead product candidate, FB-102.

General and Administrative Expenses

General and administrative expenses were $2.1 million for the three months ended March 31, 2023, compared to $1.8 million for the same period in 2022. The increase was primarily due to an increase of $0.4 million in legal and professional fees, partially offset by a decrease of $0.2 million in stock-based compensation.

Our general and administrative expenses may increase in the future due to increases in professional and advisory fees as we build out our infrastructure to develop FB-102.

Other Income (Expenses), Net

The change in other income (expenses), net for the three ended March 31, 2023, compared with the same periods in the prior year were primarily driven by higher interest income earned from our cash and cash equivalents as a result of higher interest rates.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or out-licenses. We have never been profitable and have incurred operating losses each year since inception. Our net loss was approximately $6.8 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of approximately $93.8 million. We had cash and cash equivalents of approximately $35.9 million as of March 31, 2023. We believe that our existing cash and cash equivalents will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Form 10-Q. We expect to incur operating losses in the future as we develop our current lead product candidate, FB-102.

In June 2021, we filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow us to raise up to $300 million in additional capital. On March 31, 2022, we entered into an “at-the-market” equity offering program (“ATM Facility”) whereby we may from time to time offer and sell shares of our common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, we filed a prospectus supplement to the June 2021 Form S-3 relating to the offer and sale of shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, we filed an additional prospectus supplement relating to the offer and sale of shares for an additional $2.7 million of shares of common stock. As discussed above, we are currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by us pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of our common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and we will remain subject to such limitation for so long as the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As of the date of filing of this Quarterly Report on Form 10-Q, we have reached this limit and, as such, may not sell any additional securities under the ATM Facility (or otherwise under Form S-3) until such time as (i) during the preceding twelve-month period, we have not sold securities in excess of the limitation set forth in General Instruction I.B.6 of Form S-3, or (ii) the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3).

We are not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on us. We agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and have agreed to provide the sales agent with customary indemnification and contribution rights. We issued 6.1 million shares of common stock for gross proceeds of approximately $7.7 million under the ATM Facility from July 1, 2022 through December 31, 2022 and incurred $595,000 in issuance costs related to the ATM Facility and shelf registration statement.

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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID‑19 pandemic, the conflicts in Eastern Europe, recent and any potential future financial institution failures, and otherwise. If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

See the “Risk Factors” section on this Form 10-Q for additional risks associated with our substantial capital requirements.

The following table shows a summary of our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(5,204)	$(1,975)
Financing activities	6	(34)
Net increase (decrease) in cash and cash equivalents	$(5,198)	$(2,009)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $5.2 million and consisted primarily of a net loss of $6.8 million adjusted for non-cash stock-based compensation of $0.9 million and decreases in net operating assets of $0.7 million.

Net cash used in operating activities for the three months ended March 31, 2022 was $2.0 million and consisted primarily of a net loss of $2.6 million adjusted for non-cash stock-based compensation of $1.1 million and increases in net operating assets of $0.5 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was primarily due to the issuance of shares of our common stock under the ESPP.

Net cash used in financing activities of $34,000 for the three months ended March 31, 2022 was primarily due to payment of $46,000 for deferred financing costs, offset by $12,000 received from issuance of our common stock under the ESPP and for the exercise of stock options.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over the review of our annual income tax provision, as discussed in more detail in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Notwithstanding the identified material weakness described above, our Chief Executive Officer and our Chief Financial Officer believe the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weakness Remediation

We are taking steps to remediate the material weakness mentioned above, including, augmenting third-party resources tasked with tax accounting review, strengthening our review process related to our tax provision and implementing additional procedures to ensure appropriate review of such matters. However, we are still in the process of implementing these steps and cannot assure investors that these measures will significantly improve or remediate the material weakness described above.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the steps to remediate the material weakness described above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

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

We are early in our testing of FB-102, and we have no product candidates in clinical development. Preclinical studies may produce negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional preclinical testing. Success in early preclinical studies does not mean that future clinical trials will be successful. In addition, preclinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies have nonetheless failed to obtain marketing approval. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after obtaining promising results in preclinical studies and early clinical trials. Any of these events could limit the commercial potential of our product candidate and have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Forte is a preclinical stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB-102, is currently in preclinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each period since its inception in 2017. For the three months ended March 31, 2023, Forte reported a net loss of $6.8 million. As of March 31, 2023, Forte had an accumulated deficit of $93.8 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB-102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

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

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of March 31, 2023, Forte had approximately $35.9 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-Q. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB-102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB-102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
•
undertaking and completing additional preclinical studies to generate data required to support the continued clinical development of a product candidate;
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
•
the effect of potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID‑19 pandemic, the conflicts in Eastern Europe, recent and any potential future financial institution failures, and otherwise;
•
the effect of inflationary pressure on the United States capital markets and our ability to raise capital, including any impact of adverse developments affecting the financial services industry, such as those based on liquidity constraints or concerns;
•
the cost of establishing sales, marketing and distribution capabilities for any product candidate for which Forte may receive regulatory approval in regions where Forte chooses to commercialize its products on its own; and
•
potential unforeseen business disruptions or market fluctuations that delay its product development or clinical trials and increase its costs or expenses, such as business or operational disruptions, delays, or system failures due to malware, unauthorized access, terrorism, war, natural disasters, strikes, geopolitical conflicts, restrictions on trade, import or export restrictions, or public health crises, such as the COVID-19 outbreak.

In June 2021, Forte filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow Forte to raise up to $300 million in additional capital. On March 31, 2022, Forte entered into an “at-the-market” equity offering program (“ATM Facility”) whereby Forte may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, Forte filed a prospectus supplement to the June 2021 Form S-3 for the offer and sale of the shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, Forte filed an additional prospectus supplement relating to offer and sell an additional $2.7 million of shares of common stock. Forte is currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by Forte pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of Forte’s common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and Forte will remain subject to such limitation for so long as the aggregate market value of Forte’s common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As of the date of filing of this Quarterly Report on Form 10-Q, Forte has reached this limit and, as such, may not sell any additional securities under the ATM Facility (or otherwise under Form S-3) until such time as (i) during the preceding twelve-month period, we have not sold securities in excess of the limitation set forth in General Instruction I.B.6 of Form S-3, or (ii) the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, while the ATM Facility remains in place, it is not currently a source of additional funding for Forte and Forte remains restricted in its ability to access additional funding from the sale of securities under Form S-3.

Forte does not have any committed external source of funds or other support for its development efforts, and Forte cannot be certain that additional funding will be available on acceptable terms, or at all. Until Forte can generate sufficient product or royalty revenue to finance its cash requirements, which Forte may never do, Forte expects to finance its future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If Forte raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. Further, to the extent that Forte raises additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, each existing investors’ ownership interest will be diluted. If Forte raises additional capital through debt financing, Forte would be subject to fixed payment obligations and may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If Forte raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, Forte may have to relinquish certain valuable rights to its product candidate, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Forte also could be required to seek collaborators for one or more of its current or future product candidates at an earlier stage than otherwise would be desirable or relinquish its rights to product candidates or technologies that Forte otherwise would seek to develop or commercialize itself. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID‑19 pandemic, the conflicts in Eastern Europe, the effect of inflationary pressure on the United States capital markets, adverse developments affecting the financial services industry (such as the closure of Silicon Valley Bank in March 2023 and any similar bank closures) and otherwise. If Forte is unable to raise additional capital in sufficient amounts or on terms acceptable to it, Forte may have to significantly delay, scale back or discontinue the development or commercialization of its current product candidate, FB-102, or one or more of its other current or future research and development initiatives. Any of the above events could significantly harm its business, prospects, financial condition and results of operations and cause the price of its common stock to decline.

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

While the extent of the impact of the COVID-19 pandemic on Forte’s business and financial results is uncertain, including indirect impact via third parties Forte contracts with, a continued and prolonged public health crisis could have a negative impact on its business, financial condition and operating results. Due to the global pandemic impacting the United States, its preclinical studies could also be slowed or delayed, or in a more severe scenario, its business, financial condition and operating results could be more severely affected. While the World Health Organization has determined that COVID-19 no longer represents a global health emergency, given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to Forte’s business as a result of the COVID-19 pandemic is difficult to predict, which may increase its costs or expenses. In April 2023, President Biden signed legislation that will end the COVID-19 national emergency on May 11, 2023.

The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear.

Forte will need to grow the size of its organization, and may experience difficulties in managing this growth.

As of May 11, 2023, Forte had 7 full-time employees. As its research, development, manufacturing and commercialization plans and strategies develop to focus on the development of FB-102 and any future product candidates, and as Forte continues to transition into operating as a public company, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Unstable market and economic conditions, including adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, may have serious adverse consequences on Forte’s business, financial condition, results of operations, and stock price.

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

New laws, regulations or governmental policy and their related interpretations, or changes in any of the foregoing, may alter the environment in which Forte does business and, therefore, may impact its operating results or increase its costs or liabilities.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to autoimmune technologies and in the fields in which Forte is developing its product candidate. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that its product candidate and other technologies may give rise to claims of infringement of the patent rights of others. Forte cannot assure you that its product candidate and other technologies that Forte has developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. Forte may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which Forte is developing its product candidate and other technologies, might assert infringement by future Forte product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover future Forte product candidates or other technologies. It is also possible that patents owned by third parties of which Forte is aware, but which Forte does not believe Forte infringes or that Forte believes Forte has valid defenses to any claims of patent infringement, could be found to be infringed by Forte. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to Forte’s product candidates. As such, we monitor third-party patents in the fields in which Forte is developing its product candidate. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that future Forte product candidates or other technologies may infringe. Forte cannot provide any assurances that third-party patents do not exist which might be enforced against its current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting its manufacture or future sales, or, with respect to its future sales, an obligation on its part to pay royalties and/or other forms of compensation to third parties, which could be significant.

Forte may identify third-party patents in which it will determine that the best course of action is to challenge the validity of such third-party patents in a post-grant proceeding at the USPTO, such as in a reexamination, or a post-grant and inter partes review. Such third-party patents may have claims broadly covering autoimmune technologies in which Forte is developing its product candidate. Forte recently identified U.S. Patent No. 11,278,505, owned by the University of Massachusetts, which claims broad field of autoimmune technologies. Forte filed a petition for post grant review of U.S. Patent No. 11,278,505, owned by the University of Massachusetts, at the Patent Trial and Appeal Board (PTAB) on December 22, 2022. The PTAB is expected to issue a decision about whether to institute review by about July 11, 2023. If the PTAB decides to institute review, the PTAB is expected to issue a decision regarding the patentability of the challenged patent by about July 11, 2024. The outcome of such post-grant proceedings is uncertain and if the USPTO upholds the validity of this third-party patent, it could have an adverse impact on Forte’s ability to commercialize its future products, including either an injunction prohibiting its manufacture or future sales, or, with respect to its future sales, an obligation on its part to pay royalties and/or other forms of compensation to third parties, which could be significant. Regardless of outcome, challenging the validity of third-party patents can have an adverse impact on us due to legal fees and expenses, diversion of management resources, negative publicity, reputational harm and other factors.

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $23.53 per share, or approximately 82%, from $28.59 per share as of the close of business on September 2, 2021 to $5.06 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on May 11, 2023, was $1.10 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

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

Forte has and will continue to have broad discretion over the use of proceeds from any capital raising efforts, including private placement financings and public offerings completed in 2020 and an “at the market” equity offering program commenced in 2022. Its stockholders may not agree with Forte’s decisions, and its use of the proceeds may not yield any return on its stockholders’ investments. Forte’s failure to apply the net proceeds of such financings effectively could compromise its ability to pursue its growth strategy and Forte might not be able to yield a significant return, if any, on its investment of these net proceeds. Forte’s stockholders will not have the opportunity to influence its decisions on how to use the net proceeds from such financings.

Forte has identified a material weakness in its internal control over financial reporting. If Forte’s remediation of the material weakness is not effective, or if Forte experiences additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock

Forte is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that Forte maintain effective disclosure controls and procedures and internal control over financial reporting. Forte must perform system and process evaluation and testing of its internal control over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting in its Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that Forte incur substantial professional fees and internal costs to expand its accounting and finance functions and that it expends significant management efforts. Forte may experience difficulty in meeting these reporting requirements in a timely manner.

During the audit process related to Forte’s fiscal year ended December 31, 2022, management identified a material weakness in Forte’s controls related to the review of the annual income tax provision which had been prepared by a third-party accounting firm. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to ineffective controls to sufficiently review the completeness and accuracy of the annual tax provision. Management concluded that the review was not sufficiently detailed enough to make it remote that a material misstatement in deferred income taxes would be prevented or detected. Accordingly, management determined that, while management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects Forte’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP, a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2022, related to the internal control over the review of Forte’s annual income tax provision.

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

As of March 31, 2023, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 9, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*±	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*±	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

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

Forte Biosciences, Inc.

Date: May 15, 2023	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)