Form 10-Q
period 2023-06-30
Forte Biosciences, Inc.
filed 2023-08-14
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 36,281,772 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,438	$41,100
Short-term investments	9,987	—
Prepaid expenses and other current assets	322	411
Total current assets	30,747	41,511

Property and equipment, net	30	—
Other assets	407	486
Total assets	$31,184	$41,997

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,006	$1,153
Accrued liabilities	3,294	2,026
Total current liabilities	6,300	3,179

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value: 200,000,000 shares authorized as of June 30, 2023 (unaudited) and December 31, 2022; 21,051,195 and 21,000,069 shares issued and outstanding as of June 30, 2023 (unaudited) and December 31, 2022, respectively	21	21
Additional paid-in capital	127,555	125,841
Accumulated other comprehensive income	1	—
Accumulated deficit	(102,693)	(87,044)
Total stockholders’ equity	24,884	38,818
Total liabilities and stockholders’ equity	$31,184	$41,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$7,139	$1,034	$11,926	$1,727
General and administrative	1,895	1,986	3,963	3,807
Total operating expenses	9,034	3,020	15,889	5,534
Loss from operations	(9,034)	(3,020)	(15,889)	(5,534)
Other income (expense), net	138	(15)	240	(68)
Net loss	$(8,896)	$(3,035)	$(15,649)	$(5,602)
Per share information:
Net loss per share - basic and diluted	$(0.42)	$(0.21)	$(0.74)	$(0.38)

Weighted average shares outstanding, basic and diluted	21,046,831	14,761,261	21,026,866	14,760,538

Comprehensive Loss:
Net loss	$(8,896)	$(3,035)	$(15,649)	$(5,602)
Unrealized gain on investment, net.	1	—	1	—
Comprehensive loss	$(8,895)	$(3,035)	$(15,648)	$(5,602)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance — December 31, 2021	14,754,447	$15	$114,698	—	$(73,165)	$41,548
Exercise of employee stock options	1,098	—	1	—	—	1
Issuance of common stock under ESPP	5,716	—	11	—	—	11
Stock-based compensation	—	—	1,055	—	—	1,055
Net loss	—	—	—	—	(2,567)	(2,567)
Balance — March 31, 2022	14,761,261	15	115,765	-	(75,732)	40,048
Stock-based compensation	—	—	1,194	—	—	1,194
Net loss	—	—	—	—	(3,035)	(3,035)
Balance — June 30, 2022	14,761,261	$15	$116,959	-	$(78,767)	$38,207

Balance — December 31, 2022	21,000,069	$21	$125,841	—	$(87,044)	$38,818
Issuance of common stock under ESPP	7,000	—	6	—	—	6
Stock-based compensation	—	—	877	—	—	877
Net loss	—	—	—	—	(6,753)	(6,753)
Balance — March 31, 2023	21,007,069	21	126,724	-	(93,797)	32,948
Issuance of common stock under vesting of RSUs, net	44,126	—	(24)	—	—	(24)
Stock-based compensation	—	—	855	—	—	855
Unrealized gain on investments	—	—	—	1	—	1
Net loss	—	—	—	—	(8,896)	(8,896)
Balance — June 30, 2023	21,051,195	$21	$127,555	$1	$(102,693)	$24,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,649)	$(5,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,732	2,249
Amortization of discounts on short-term investments, net	(21)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	168	275
Accounts payable	1,853	(277)
Accrued liabilities	1,238	3
Net cash used in operating activities	(10,679)	(3,352)
Cash flows from investing activities:
Purchase of short-term investments	(9,965)	—
Net cash used in investing activities	(9,965)	—
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP	6	12
Taxes paid related to net share settlement of equity awards	(24)	—
Payment of deferred financing costs	—	(156)
Net cash used in financing activities	(18)	(144)

Net decrease in cash and cash equivalents	(20,662)	(3,496)
Cash and cash equivalents — beginning of period	41,100	42,044
Cash and cash equivalents — end of period	$20,438	$38,548

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs	$—	$29
Purchase of fixed assets recorded in accounts payable	$30	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com) and its subsidiaries, referred to herein as the “Company”, is a biopharmaceutical company focused on developing its FB-102 program which the Company believes has potentially broad applications for autoimmune diseases, including graft-versus-host disease ("GvHD"). FB-102 is currently in preclinical development and the Company plans to advance FB-102 into the clinic in 2024.

The Company merged with Tocagen, Inc. ("Merger"), a publicly traded biotechnology company, on June 15, 2020. Prior to the Merger, Forte was a privately held company incorporated in Delaware on May 3, 2017. The Company’s common stock is traded on the Nasdaq stock exchange under the ticker symbol “FBRX”.

Liquidity and Risks

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. As of June 30, 2023, the Company had an accumulated deficit of $102.7 million. The Company used $10.7 million of cash in operating activities during the six months ended June 30, 2023. Management expects to continue to incur additional losses in the foreseeable future as the Company focuses its development efforts on advancing FB-102 through additional preclinical trials and into the clinic in 2024.

The Company had cash and cash equivalents of approximately $20.4 million as of June 30, 2023. The Company’s cash and cash equivalents are held at financial institutions and exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q.

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

In the opinion of management, the accompanying condensed consolidated financial statements include all Company’s financial position, the results of its operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year or any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Forte Subsidiary, Inc and Forte Biosciences Emerald Limited. All intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents include money market funds and deposits with commercial banks. Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase.

Short-term investments with maturities of less than one year are classified as short-term investments on the condensed consolidated balance sheets and consist of U.S. treasury bills. Accrued interest on short-term investments is also classified as short-term investments on the condensed consolidated balance sheets. The Company classifies all investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss, which is a separate component of stockholders’ equity in the condensed consolidated balance sheets. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in other income (expense), net, in the consolidated statements of operations.

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

The carrying amounts of financial instruments consisting of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities included in the Company’s financial statements, are reasonable estimates of fair value, primarily due to their short maturities.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions from non-owner sources. Unrealized gains or losses on available-for-sale securities is a component of other comprehensive gains or losses and is presented net of taxes.

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

	Three and Six Months Ended June 30,
	2023	2022
Options	2,428,195	2,338,736
Restricted stock units	1,193,451	258,851
Warrants	4,434	4,434
Total	3,626,080	2,602,021

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022 consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$193	$341
Other	129	70
Total prepaid expenses and other current assets	$322	$411

Other Assets

Other assets as of June 30, 2023 and December 31, 2022 consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$376	$473
Other	31	13
Total other assets	$407	$486

Accrued Liabilities

Accrued liabilities as of June 30, 2023 and December 31, 2022 consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued legal and professional fees	$356	$643
Accrued compensation	591	890
Accrued manufacturing and preclinical expenses	2,311	485
Other	36	8
Total accrued liabilities	$3,294	$2,026

4. Fair Value

The Company measures its financial assets and liabilities at fair value, which is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company uses the following three-level valuation hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial assets and liabilities:

•
Level 1 - Observable inputs such as unadjusted quoted prices in active markets for identical instruments.
•
Level 2 - Quoted prices for similar instruments in active markets or inputs that are observable for the asset or liability, either directly or indirectly.
•
Level 3 - Significant unobservable inputs based on the Company’s assumptions.

Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market funds were included as cash and cash equivalents and U.S. Treasury bills were included in short-term investments in the condensed consolidated balance sheets for the periods presented.

The following tables provides a summary of the assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Funds	$5,208	$—	$—	$5,208
Total cash equivalents	$5,208	$—	$—	$5,208

Short-term investments:
U.S. Treasury Bills	$—	$9,987	$—	$9,987
Total short-term investments	$—	$9,987	$—	$9,987

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Funds	$5,061	$—	$—	$5,061
Total cash equivalents	$5,061	$—	$—	$5,061

5. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. The following table summarizes short-term investments as of June 30, 2023. The Company did not have short-term investments as of December 31, 2022.

	June 30, 2023
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Short-term investments
U.S. Treasury Bills	$9,986	$1	$—	$9,987
Total short-term investments	$9,986	$1	$—	$9,987

The Company has classified all investments with original maturity dates beyond three months as short-term investments in the condensed consolidated balance sheets based upon its ability and intent to use the investments to satisfy the liquidity needs of current operations. The following table summarizes available-for-sale investments by maturity as of June 30, 2023:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,986	$9,987
Due after one year	—	—
Total short-term investments	$9,986	$9,987

6. Commitments and Contingencies

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

Lease Agreements

The Company has entered into month-to-month lease agreements for certain office and laboratory space. The lease agreements are cancellable by the Company at any time with a 30-day notice. Total rent expense for all locations for the three and six months ended June 30, 2023 was $17,000 and $24,000, respectively. Total rent expense for all locations for the three and six months ended June 30, 2022 was $3,000 and $6,000.

Preclinical Services

The Company has entered into various agreements with third-party vendors for manufacturing and preclinical services. The estimated remaining commitments as of June 30, 2023 under these agreements were approximately $3.2 million.

Legal Proceedings

In November 2022, a stockholder of the Company, Camac Fund LP, filed a complaint in the Delaware Court of Chancery seeking to access certain books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law, as well as to seek attorney fees (the “Books and Records Action”). The Books and Records Action, which is captioned Camac Fund L.P. v. Forte Biosciences Inc., C.A. No. 2022-1075-NAC, remains pending. The Company believes that it has meritorious defenses to the claims asserted in the Books and Records Action and intends to vigorously defend against it.

On August 10, 2023, Camac Fund LP filed a complaint (the “Complaint”), captioned Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817, in the Delaware Court of Chancery, against the members of the Company’s Board of Directors (the “Directors”) and certain of the Company’s investors (the “Investors” and, with the Directors, “Defendants”) and naming the Company as nominal defendant. The Complaint alleges that the Directors breached their fiduciary duties by causing the Company to enter into a July 31, 2023 private placement (the “Private Placement”), which raised approximately $25 million for the Company from the Investors and certain of the Company’s executives and directors, and by scheduling the Company’s 2023 annual meeting of stockholders for more than thirteen months after its 2022 annual meeting. The Complaint also alleges the Investors aided and abetted the alleged breaches of fiduciary duty by the Directors. Plaintiff also filed a motion for preliminary injunction and motion to expedite seeking a hearing on its preliminary injunction motion on an expedited basis. The Complaint and motions seek declarations that the Directors breached their fiduciary duties and that the Investors aided and abetted them, to enjoin defendants from counting votes cast by the Investors’ shares obtained through the private placement at the 2023 annual meeting or any subsequent director election, and money damages in an unspecified amount. Defendants and the Company believe the claims are baseless and intend to vigorously defend against them.

7. Equity

Preferred Stock

The Company has 10 million authorized shares of Series A Preferred Stock, par value $0.001, with no shares outstanding as of June 30, 2023 and December 31, 2022.

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

Warrants to purchase 4,434 shares of the Company’s common stock at an exercise price of $140.25 per share which were previously issued by Tocagen, survived the Merger and remained outstanding as of June 30, 2023 and December 31, 2022. These warrants have an expiration date of October 30, 2025.

Rights Plan

On July 11, 2022, the Company authorized and declared a dividend distribution of one right (each, a “Right” and part of the "Rights Agreement") for each outstanding share of common stock of the Company to stockholders of record as of the close of business on July 21, 2022. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of the Company at an exercise price of $16.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment. The Rights are not exercisable until the Distribution Date. The Distribution Date is the 10th business day after the public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 10 percent or more of our common stock or the 10th business day after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 10 percent or more of our common stock.

The Rights will be redeemable at the Company’s option for $0.001 per Right at any time on or prior to the 10th business day after the public announcement that an Acquiring Person has acquired beneficial ownership of 10 percent or more of the Common Stock.

On June 26, 2023, the Company entered into Amendment No. 1 to the Rights Agreement which extends the expiration of the Rights to July 12, 2024, unless the Rights are earlier redeemed or exchanged in accordance with the terms of the Rights Agreement. There were no other changes to the terms and conditions of the Rights Agreement in connection with such amendment.

There is no financial statement impact until such time as the Rights become exercisable.

8. Stock-Based Compensation

Equity Plans

The Company inherited the 2017 Equity Incentive Plan (the "2017 Plan") as part of its merger with Tocagen, Inc. in June 2020. The 2017 Plan was terminated in May 2021 and replaced by the 2021 Equity Incentive Plan (the “2021 Plan”). The 2017 Plan will continue to govern outstanding awards issued under the 2017 Plan. The 2021 Plan had an initial reserve of 1,000,000 shares available for grant. The 2021 Plan was amended in June 2022 to increase the shares available for grant by an additional 1,500,000 shares. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Service-based awards generally vested over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of June 30, 2023, there were 187,277 shares available for issuance under the 2021 Plan.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 500,000 shares for future grant under the 2020 Inducement Plan. As of June 30, 2023, there were 100,000 shares available for issuance under the 2020 Inducement Plan.

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

The weighted average grant-date fair value of stock options granted in the three and six months ended June 30, 2023 was $0.81 for both periods. The weighted average grant-date fair value of stock options granted in the three and six months ended June 30, 2022 was $0.82 and $0.92, respectively.

The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value of common stock	$0.98	$1.28	$1.00	$1.49
Risk-free interest rate	3.75%	3.06%	3.73%	2.25%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term of options (years)	6.08	5.78	5.93	5.88
Volatility	104.52%	71.45%	102.97%	68.57%

The table below summarizes the stock option activity during the six months ended June 30, 2023:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2022	2,363,195	$9.29	8.22	$65
Granted	65,000	$1.01	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Balances at June 30, 2023	2,428,195	$9.06	7.46	$87
Vested and expected to vest at June 30, 2023	2,428,195	$9.06	7.46	$87
Exercisable at June 30, 2023	1,314,075	$10.80	7.04	$45

The aggregate intrinsic value of options at June 30, 2023 is based on the Company’s fair value of its stock price on that date of $1.04 per share.

Restricted Stock Unit Awards

There were 1,100,000 restricted stock units granted during the six months ended June 30, 2023 with one sixteenth of the restricted stock units vesting every quarter. The Company made a change in accounting estimate in the three months ended March 31, 2022 related to the vesting of performance-based restricted stock units. As a result of this change in accounting estimate, $158,000 of expense that had been previously recognized in 2021 was reversed in the three months ended March 31, 2022.

The table below summarizes the restricted stock unit awards activity during the six months ended June 30, 2023:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	162,201	$3.36
Granted	1,100,000	1.01
Forfeited/Cancelled	—	—
Issued as Common Stock	(68,750)	1.01
Outstanding at June 30, 2023	1,193,451	$1.33

2017 Employee Stock Purchase Plan

In May 2021, the Company’s board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 521,522 shares available for future issuance under the ESPP as of June 30, 2023. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The Company issued 7,000 shares under the ESPP during the six months ended June 30, 2023. The ESPP is considered a compensatory plan. The Company recorded stock-based compensation expense related to its ESPP of $2 thousand and $4 thousand for the three and six months ended June 30, 2023, respectively. The Company did not record stock-based compensation expense related to its ESPP for the three and six months ended June 30, 2022.

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$304	$380	$608	$666
General and administrative	551	814	1,124	1,583
Total	$855	$1,194	$1,732	$2,249

As of June 30, 2023, there was unrecognized stock-based compensation expense related to stock options and restricted stock units with service conditions of $5.6 million, which is expected to be recognized over a weighted-average period of 2.07 years. Total unrecognized stock-based compensation expenses related to stock options and restricted stock units with performance conditions were approximately $0.2 million.

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

There were no related party transactions during the six months ended June 30, 2023.

10. Subsequent Events

Securities Purchase Agreement

On July 28, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) for a private placement (the “Private Placement”) with certain qualified institutional buyers, institutional accredited investors and certain executive officers, senior management, and members of the Board of Directors of the Company (the “Board”) (each, a “Purchaser” and collectively, the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers (i) 15,166,957 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a purchase price of $1.006 per Share, and (ii) 9,689,293 pre-funded warrants (the “Pre-Funded Warrants”) to purchase Common Stock (the “Warrant Shares” and together with the Shares and the Pre-Funded Warrants, the “Securities”), at a purchase price of $1.005 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of Common Stock, were immediately exercisable and remain exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The Purchase Agreement also provides certain Purchasers a participation right in future offerings of the Company’s equity securities.

The Private Placement closed on July 31, 2023. The gross proceeds of the Private Placement were approximately $25 million, before deducting offering expenses payable by the Company. Certain executive officers, senior management, and Board members of the Company participated in the Private Placement, purchasing approximately $1.16 million of Securities in the aggregate at a purchase price of $1.01 per share, representing the consolidated closing bid price of the Company’s common stock immediately preceding the time the Company entered into the Purchase Agreement pursuant to NASDAQ Rule 5635.

Registration Rights

In connection with the Private Placement, the Company and the Purchasers entered into a Registration Rights Agreement, dated July 28, 2023 (the “Registration Rights Agreement”), providing for the registration for resale of the Securities (including the Warrant Shares) that are not then registered on an effective registration statement, pursuant to a registration statement (the “Registration Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) within thirty (30) days following the closing of the Private Placement. The Company has agreed to use its best efforts to cause the Registration Statement to be declared effective as soon as possible, but in no event later than 60 days after the closing of the Private Placement (or 90 days in the event of a full review of the Registration Statement by the SEC), and to keep the Registration Statement continuously effective from the date on which the SEC declares the Registration Statement to be effective until such date that all Registrable Securities (as such term is defined in the Registration Rights Agreement) covered by the Registration Statement have been publicly sold by the Purchasers or otherwise shall have ceased to be Registrable Securities under the Registration Rights Agreement. The Company has granted the Purchasers customary indemnification rights in connection with the Registration Rights Agreement. The Purchasers have also granted the Company customary indemnification rights in connection with the Registration Rights Agreement.

Amendment No. 2 to Preferred Stock Rights Agreement

On July 28, 2023, the Company entered into Amendment No. 2 to the Rights Agreement, which prevents the approval, execution, delivery or performance of the Purchase Agreement or the Pre-Funded Warrants, or the consummation of any of the transactions contemplated by the Purchase Agreement or the Pre-Funded Warrants, including any issuance of the Shares pursuant to the terms of the Purchase Agreement or the Pre-Funded Warrants, from, among other things, (i) causing or permitting the Rights to be exercised or exchanged, or (ii) causing any

Purchaser or any of their respective affiliates to be deemed an Acquiring Person (as defined in the Rights Agreement) for any purpose under the Rights Agreement.

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

Overview

Forte Biosciences, Inc. and its subsidiaries (www.fortebiorx.com) (“Forte”, “we”, “our”) is a biopharmaceutical company that is advancing through preclinical trials its product candidate, FB-102, which is a proprietary molecule with potentially broad autoimmune applications in such indications as graft-versus-host disease (“GvHD”), vitiligo and alopecia areata (“AA”). The Company’s FB-102 program aims to address key pathways implicated in these indications with a CD122 antagonist. CD122 is a subunit of IL-2/IL-15 receptors which are key regulators of NK cells and T cell subsets.

GvHD is a complication that may occur after an allogeneic transplant and is where donor's T-cells attack the patient's healthy cells. There are 2 main types of GvHD – acute GvHD and chronic GvHD. The severity of symptoms range from mild to fatal.

US prevalence of acute GvHD is estimated at approximately 5,000 cases and occurs in up to 50% of allogeneic stem cell transplant recipients. Onset of acute GvHD typically occurs within 3 months of transplant. Symptoms occur in the skin (rash), GI tract (vomiting, diarrhea) and liver (jaundice).

US prevalence of chronic GvHD is estimated at approximately 14,000 cases and occurs in up to 40% of recipients. In addition to symptoms in the skin, GI tract and liver, chronic GvHD may also manifest itself in the lungs, mucosal surfaces (eyes, mouth, GU tract), muscle and joints (connective tissue).

Vitiligo is a disease of the skin mediated primarily by NK and CD8+ T cells that attack melanocytes leading to patchy depigmentation of the skin. It is estimated that vitiligo affects 2 million people in the U.S (NIH). The global vitiligo treatment market size was estimated at $1.2 billion in 2018 and is projected to reach $1.9 billion by 2026 (Fortune Business Insights).

AA is a disease in which immune cells attack and damage hair follicles and is mediated primarily by CD8+ T cells and NK cells. The global alopecia treatment market was valued at $2.7 billion in 2018, and is projected to reach $3.9 billion by 2026, registering a CAGR of 4.6% from 2019 to 2026 (Allied Mkt Research).

We had approximately $20.4 million in cash and cash equivalents as of June 30, 2023. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

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

On July 31, 2023, the Company issued 15,166,957 shares of the Company’s common stock at a purchase price of $1.006 per Share, and 9,689,293 pre-funded warrants to purchase shares of common stock at a purchase price of $1.005 per pre-funded warrant ("Private Placement"). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the Private Placement were approximately $25 million, before deducting offering expenses payable by the Company. Certain executive officers, senior management, and board members of the Company participated in this Private Placement, purchasing approximately $1.16 million of shares of common stock at a purchase price of $1.01 per share.

Intellectual Property

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB-102 program. We also own six pending US patent applications related to the FB-102 program. The estimated expiration dates of these patents are 2043-2044.

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

Critical Accounting Policies and Estimates

There have been no significant changes during the six months ended June 30, 2023 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2023 and 2022

The following tables summarize our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$7,139	$1,034	$6,105
General and administrative	1,895	1,986	(91)
Total operating expenses	9,034	3,020	6,014
Other income (expense), net	138	(15)	153
Net Loss	$(8,896)	$(3,035)	$(5,861)

	For the Six Months Ended June 30,
	2023	2022	Change

Operating expenses:
Research and development	$11,926	$1,727	$10,199
General and administrative	3,963	3,807	156
Total operating expenses	15,889	5,534	10,355
Other income (expense), net	240	(68)	308
Net Loss	$(15,649)	$(5,602)	$(10,047)

Research and Development Expenses

Research and development expenses were $7.1 million for the three months ended June 30, 2023, compared to $1.0 million for the same period in 2022. The increase was primarily due to a net increase of approximately $2.0 million in manufacturing costs and a net increase of approximately $3.7 million in preclinical expenses as we ramped up our development of our FB-102 program, a net increase in payroll expenses of approximately $0.1 million, and net increase of approximately $0.3 million in other expenses.

Research and development expenses were $11.9 million for the six months ended June 30, 2023, compared to $1.7 million for the same period in 2022. The increase was primarily due to a net increase of approximately $5.4 million in manufacturing costs and a net increase of approximately $4.1 million in preclinical expenses as we ramped up our development of our FB-102 program, a net increase in payroll expenses of approximately $0.4 million, and net increase of approximately $0.3 million in other expenses.

We anticipate research and development expenses to increase in the future as we continue to develop our current lead product candidate, FB-102.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended June 30, 2023, compared to $2.0 million for the same period in 2022. The decrease was primarily due to an decrease of $0.2 million in stock-based compensation, partially offset by a increase of $0.1 million in legal and professional fees.

General and administrative expenses were $4.0 million for the six months ended June 30, 2023, compared to $3.8 million for the same period in 2022. The increase was primarily due to an increase of $0.4 million in legal and professional fees and a net increase of approximately $0.2 million other expenses, partially offset by a decrease of $0.4 million in stock-based compensation.

Our general and administrative expenses may increase in the future due to increases in professional and advisory fees as we build out our infrastructure to develop FB-102.

Other Income (Expenses), Net

The change in other income (expenses), net for the three and six months ended June 30, 2023, compared with the same periods in the prior year were primarily driven by higher interest income earned from our cash and cash equivalents as a result of higher interest rates.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or out-licenses. We have never been profitable and have incurred operating losses each year since inception. Our net loss was approximately $15.6 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of approximately $102.7 million. We had cash, cash equivalents and short-term investments of approximately $30.4 million as of June 30, 2023, which does not give effect to the Private Placement that closed on July 31, 2023. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Form 10-Q. We expect to incur operating losses in the future as we develop our current lead product candidate, FB-102.

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

On July 31, 2023, the Company issued 15,166,957 shares of the Company’s common stock at a purchase price of $1.006 per Share, and 9,689,293 pre-funded warrants to purchase shares of common stock at a purchase price of $1.005 per pre-funded warrant ("in the Private Placement"). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the Private Placement were approximately $25 million, before deducting offering expenses payable by the Company. Certain executive officers, senior management, and board members of the Company participated in this Private Placement, purchasing approximately $1.16 million of shares of common stock at a purchase price of $1.01 per share.

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

See the “Risk Factors” section on this Form 10-Q for additional risks associated with our substantial capital requirements.

The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(10,679)	$(3,352)
Investing activities	(9,965)	-
Financing activities	(18)	(144)
Net decrease in cash and cash equivalents	$(20,662)	$(3,496)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $10.7 million and consisted primarily of a net loss of $15.6 million adjusted for non-cash stock-based compensation of $1.7 million and decreases in net operating assets of $3.3 million.

Net cash used in operating activities for the six months ended June 30, 2022 was $3.4 million and consisted primarily of a net loss of $5.6 million adjusted for non-cash stock-based compensation of $2.2 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was due to the purchase of three- month U.S. treasury bills as short-term investments.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was primarily due to the proceeds received from employee participation in our ESPP offset by tax remittances from RSUs withheld to cover tax obligations on the vesting date.

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

Contractual Obligations

See Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

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

Notwithstanding the identified material weakness in our internal control over the review of our annual income tax provision and as further described described in more detail in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our Chief Executive Officer and our Chief Financial Officer believe the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the steps to remediate the material weakness described above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

In November 2022, a stockholder of the Company, Camac Fund LP, filed a complaint in the Delaware Court of Chancery seeking to access certain books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law, as well as to seek attorney fees (the “Books and Records Action”). The Books and Records Action, which is captioned Camac Fund L.P. v. Forte Biosciences Inc., C.A. No. 2022-1075-NAC, remains pending. The Company believes that it has meritorious defenses to the claims asserted in the Books and Records Action and intends to vigorously defend against it.

On August 10, 2023, Camac Fund LP filed a complaint (the “Complaint”), captioned Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817 , in the Delaware Court of Chancery, against the members of the Company’s Board of Directors (the “Directors”) and certain of the Company’s investors (the “Investors” and, with the Directors, “Defendants”) and naming the Company as nominal defendant. The Complaint alleges that the Directors breached their fiduciary duties by causing the Company to enter into a July 31, 2023 private placement (the “Private Placement”), which raised approximately $25 million for the Company from the Investors and certain of the Company’s executives and directors, and by scheduling the Company’s 2023 annual meeting of stockholders for more than thirteen months after its 2022 annual meeting. The Complaint also alleges the Investors aided and abetted the alleged breaches of fiduciary duty by the Directors. Plaintiff also filed a motion for preliminary injunction and motion to expedite seeking a hearing on its preliminary injunction motion on an expedited basis. The Complaint and motions seek declarations that the Directors breached their fiduciary duties and that the Investors aided and abetted them, to enjoin defendants from counting votes cast by the Investors’ shares obtained through the private placement at the 2023 annual meeting or any subsequent director election, and money damages in an unspecified amount. Defendants and the Company believe the claims are baseless and intend to vigorously defend against them.

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
•
Even after the Private Placement, Forte will require additional capital to fund its operations and if Forte fails to obtain necessary financing, Forte will not be able to complete the development and commercialization of its current lead product candidate, FB-102, or any future product candidates
•
Forte’s ability to successfully develop any product candidate is highly uncertain

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
•
The market price of Forte’s common stock is expected to be volatile. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Litigation has arisen, and more could arise, in connection with the Private Placement, which could be costly, divert management’s attention and otherwise materially harm our business.
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
•
A variety of risks associated with public health threats and epidemics, including the ongoing effects of the COVID-19 pandemic, a resurgence thereof or the emergence of another public health emergency could materially adversely affect Forte’s business.

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

Following the announcement of the FB-401 trial results, the Company ceased further development of FB-401 and conducted an extensive process to evaluate strategic alternatives. Following such process, the Company determined to focus on developing its FB-102 program, which is currently in preclinical development and is planned for advancement into clinic in 2024. We will be required to devote significant time and resources to developing FB-102, which may not be successful.

Results from early-preclinical studies may not be predictive of results from later-stage studies or clinical trials.

We have completed preclinical studies, but are still early in our testing of FB-102, and we have no product candidates in clinical development. While initial preclinical data demonstrated positive activity, additional preclinical studies may produce negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional preclinical testing. Success of FB-102 in early preclinical studies does not mean that future clinical trials will be successful. In addition, preclinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies have nonetheless failed to obtain marketing approval. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after obtaining promising results in preclinical studies and early clinical trials. Any of these events could limit the commercial potential of our product candidate and have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Forte is a preclinical stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB-102, is currently in preclinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each period since its inception in 2017. For the six months ended June 30, 2023, Forte reported a net loss of $15.6 million. As of June 30, 2023, Forte had an accumulated deficit of $102.7 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB-102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

•
conducts additional preclinical studies and clinical trials for FB-102 and any future product candidates;
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

To become and remain profitable, Forte or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. This will require Forte to be successful in a range of challenging activities, including completing additional preclinical studies and clinical trials, obtaining marketing approval for FB-102 or any future product candidates, manufacturing, marketing and selling products for which Forte may obtain marketing approval and satisfying any post-marketing requirements. Forte may never succeed in any or all of these activities and, even if Forte does, Forte may never generate revenue that is significant enough to achieve profitability. If Forte does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. Forte’s failure to become and remain profitable would decrease the value of the company and could impair its ability to raise capital, maintain its research and development efforts, expand its business or continue its operations.

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

Even after the Private Placement, Forte will require additional capital to fund its operations and if Forte fails to obtain necessary financing, Forte will not be able to complete the development and commercialization of its current lead product candidate, FB-102, or any future product candidates.

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of June 30, 2023, Forte had approximately $20.4 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-Q. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB-102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB-102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, costs and results of additional preclinical studies and clinical trials for FB-102 and any future product candidates and any need to conduct additional such studies as may be required by a regulator;
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
•
the effect of potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing effects of the COVID‑19 pandemic, the conflicts in Eastern Europe, recent and any potential future financial institution failures, and otherwise;
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

In addition, in July 2023, the Company completed the Private Placement financing pursuant to which the Company sold (i) 15,166,957 shares of Common Stock, and (ii) 9,689,293 Pre-Funded Warrants to purchase Common Stock at a purchase price of $1.005 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of Common Stock, were immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the Private Placement were approximately $25 million, before deducting offering expenses payable by the Company. While the proceeds from the Private Placement provide further funding for the Company’s operations, the Company will still require additional capital to fund its operations and complete the development and commercialization of FB-102 or any future product candidates.

Forte does not have any committed external source of funds or other support for its development efforts, and Forte cannot be certain that additional funding will be available on acceptable terms, or at all. Until Forte can generate sufficient product or royalty revenue to finance its cash requirements, which Forte may never do, Forte expects to finance its future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If Forte raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. Further, to the extent that Forte raises additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, each existing investors’ ownership interest will be diluted. If Forte raises additional capital through debt financing, Forte would be subject to fixed payment obligations and may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If Forte raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, Forte may have to relinquish certain valuable rights to its product candidate, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Forte also could be required to seek collaborators for one or more of its current or future product candidates at an earlier stage than otherwise would be desirable or relinquish its rights to product candidates or technologies that Forte otherwise would seek to develop or commercialize itself. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing effects of COVID‑19 pandemic, the conflicts in Eastern Europe, the effect of inflationary pressure on the United States capital markets, adverse developments affecting the financial services industry (such as the closure of Silicon Valley Bank in March 2023 and any similar bank closures) and otherwise. If Forte is unable to raise additional capital in sufficient amounts or on terms acceptable to it, Forte may have to significantly delay, scale back or discontinue the development or commercialization of its current product candidate, FB-102, or one or more of its other current or future research and development initiatives. Any of the above events could significantly harm its business, prospects, financial condition and results of operations and cause the price of its common stock to decline.

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

Even if Forte is successful in obtaining market approval for a drug product, commercial success of any approved products will also depend in large part on marketing acceptance, the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors. Third-party payors could require Forte to conduct additional studies, including post-marketing studies related to the cost-effectiveness of the product, to qualify for reimbursement, which could be costly and divert its resources. If government and other healthcare payors were not to provide adequate insurance coverage and reimbursement levels for any of its drug products once approved, market acceptance and commercial success would be reduced.

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

Forte’s planned additional preclinical studies or future clinical trials or those of its future collaborators may reveal significant adverse events and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of its product candidates.

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

Forte’s operations and financial results could be adversely impacted by the public health emergencies or other disruptions to the industry, including the 2019 Novel Coronavirus (COVID-19) or other pandemics.

While the extent of the impact of the COVID-19 pandemic or other public health outbreaks on Forte’s business and financial results is uncertain, including indirect impact via third parties Forte contracts with, a continued and prolonged public health crisis could have a negative impact on its business, financial condition and operating results. Due to the global pandemic impacting the United States, its preclinical studies could also be slowed or delayed, or in a more severe scenario, its business, financial condition and operating results could be more severely affected. While the World Health Organization has determined that COVID-19 no longer represents a global health emergency, given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to Forte’s business as a result of the COVID-19 pandemic is difficult to predict, which may increase its costs or expenses. On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear.

Forte will need to grow the size of its organization, and may experience difficulties in managing this growth.

As of August 11, 2023, Forte had 7 full-time employees. As its research, development, manufacturing and commercialization plans and strategies develop to focus on the development of FB-102 and any future product candidates, and as Forte continues to transition into operating as a public company, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Forte’s current operations are located in Texas. Any unplanned event, such as flood, fire, tornado, explosion, earthquake, extreme weather condition, medical epidemics, such as the COVID-19 outbreak, power shortage, telecommunication failure or other natural or man made accidents or incidents that result in it being unable to fully utilize its facilities, or the manufacturing facilities of its third-party contract manufacturers, may have a material and adverse effect on its ability to operate its business, particularly on a daily basis, and have significant negative consequences on its financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of its product candidate or interruption of its business operations. Any natural disasters could further disrupt its operations and have a material and adverse effect on its business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented it from using all or a significant portion of its headquarters, that damaged critical infrastructure, such as its research facilities or the manufacturing facilities of its third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for Forte to continue its business for a substantial period of time. As part of its risk management policy, Forte maintains insurance coverage at levels that Forte believes are appropriate for its business. However, in the event of an accident or incident at these facilities, Forte cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If its facilities, or the manufacturing facilities of its third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of its research and development programs may be harmed. Any business interruption may have a material and adverse effect on its business, financial condition, results of operations and prospects.

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

•
successful completion of additional preclinical studies;
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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect its business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In response to the COVID-19 public health emergency, most foreign and domestic inspections of facilities were temporarily placed on hold. In 2020 and 2021, the FDA issued a number of COVID-19 related guidance documents for manufacturers and clinical trial sponsors, many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency declaration in May 2023, although some COVID-19 related guidance documents continue in effect. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. If a prolonged government shutdown or other disruption occurs, including due to travel restrictions, foreign COVID-19-related policies, staffing shortages, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process its regulatory submissions, which could have a material adverse effect on its business, including its ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

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

To proceed with its development plans and ultimately commercialization of FB-102, Forte will be required to conduct additional preclinical studies and clinical trials. Forte cannot be certain of the timely completion or outcome of its preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept its proposed clinical programs, including the design, dose level, and dose regimen, or if the outcome of its preclinical testing and studies will ultimately support the development of its clinical programs.

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

Undesirable side effects caused by any of its product candidates could cause Forte to interrupt, delay or halt additional preclinical studies or could cause Forte or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive clinical label or the delay or denial of regulatory approval by the FDA or other regulatory authorities for its product candidate. Results of its clinical studies or trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, its clinical studies or trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order Forte to cease further development of or deny approval of its product candidate for any or all targeted indications. Additionally, its regulators could require significant modifications or amendments to ongoing clinical studies or trials that limit the available study population or lead to withdrawal of participation by already enrolled subjects. Any treatment-related side effects could affect patient recruitment or the ability of enrolled patients to complete the study or trial or result in potential product liability claims. Any of these occurrences may harm Forte’s business, financial condition and prospects significantly.

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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any product candidate Forte develops. The government may also implement additional measures in response to any resurgence of the COVID-19 pandemic or other public health emergencies. Forte also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. To the extent any legislative, administrative, or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, its business may be negatively impacted. In addition, if Forte is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Forte is not able to maintain regulatory compliance, Forte may lose any marketing approval that Forte may have obtained, and Forte may not achieve or sustain profitability.

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

Forte may identify third-party patents in which it will determine that the best course of action is to challenge the validity of such third-party patents in a post-grant proceeding at the USPTO, such as in a reexamination, or a post-grant and inter partes review. Such third-party patents may have claims broadly covering autoimmune technologies in which Forte is developing its product candidate. Forte recently identified U.S. Patent No. 11,278,505, owned by the University of Massachusetts, which claims broad field of autoimmune technologies. Forte filed a petition for post grant review of U.S. Patent No. 11,278,505, owned by the University of Massachusetts, at the Patent Trial and Appeal Board (PTAB) on December 22, 2022. On July 3, 2023, the PTAB issued a decision to institute review. It is expected that the PTAB will issue a decision regarding the patentability of the challenged patent by about July 11, 2024. The outcome of such post-grant proceedings is uncertain and if the USPTO upholds the validity of this third-party patent, it could have an adverse impact on Forte’s ability to commercialize its future products, including either an injunction prohibiting its manufacture or future sales, or, with respect to its future sales, an obligation on its part to pay royalties and/or other forms of compensation to third parties, which could be significant. Regardless of outcome, challenging the validity of third-party patents can have an adverse impact on us due to legal fees and expenses, diversion of management resources, negative publicity, reputational harm and other factors.

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

We have contracted with third parties for the manufacture of our product candidates for preclinical studies and expect to continue to do so for additional preclinical studies, clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We have relied and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. If we were to experience an unexpected loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials.

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $23.53 per share, or approximately 82%, from $28.59 per share as of the close of business on September 2, 2021 to $5.06 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on August 11, 2023, was $0.881 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

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

In addition, as discussed in the “Legal Proceedings” section of this Form 10-Q, in August 2023, a stockholder filed a complaint against Forte and its directors and officers related to the Private Placement. Additional lawsuits arising out the Private Placement may be filed in the future. Regardless of the outcome of any litigation related to the Private Placement, such litigation could result in substantial costs and diversion of management attention and resources, which could significantly harm the company’s profitability and reputation.

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

On June 26, 2023, the Company entered into a first amendment to the shareholder' rights plan which extends the expiration of the Rights to July 12, 2024, unless the Rights are earlier redeemed or exchanged in accordance with the terms of the shareholder' rights plan. All other terms and conditions of the shareholder' rights plan remain unchanged.

The shareholder' rights plan was further amended on July 28, 2023. This second amendment prevents the approval, execution, delivery or performance of the Private Placement (see Note 10 to the condensed consolidated financial statements) from (i) causing or permitting the Rights to be exercised or exchanged, or (ii) causing any investor in the Private Placement or any of their respective affiliates to be deemed an Acquiring Person (as defined in the Rights Agreement) for any purpose under the Rights Agreement.

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

If existing stockholders of Forte sell, or indicate an intention to sell, substantial amounts of the Forte’s common stock in the public market, the trading price of Forte’s common stock could decline. Forte is not able to predict the effect that sales may have on the prevailing market price of Forte’s common stock.

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

The company will have broad discretion in the use of proceeds from any capital raising efforts, including the Private Placement and any future private placement financings, and may invest or spend the proceeds in ways with which its stockholders do not agree and in ways that may not increase the value of their investments.

Forte has and will continue to have broad discretion over the use of proceeds from any capital raising efforts, including private placement financings and public offerings completed in 2020 and 2023 and an “at the market” equity offering program commenced in 2022. Its stockholders may not agree with Forte’s decisions, and its use of the proceeds may not yield any return on its stockholders’ investments. Forte’s failure to apply the net proceeds of such financings effectively could compromise its ability to pursue its growth strategy and Forte might not be able to yield a significant return, if any, on its investment of these net proceeds. Forte’s stockholders will not have the opportunity to influence its decisions on how to use the net proceeds from such financings.

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

As of June 30, 2023 and following the July 2023 Private Placement, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities other than previously disclosed by us in our Current Report on Form 8-K, as filed with the SEC on August 1, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
4.1

Amendment No. 1 to Preferred Stock Rights Agreement, dated as of June 26, 2023, by and between the Registrant and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 26, 2023.

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

Forte Biosciences, Inc.

Date: August 14, 2023	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)