Form 10-Q
period 2023-09-30
Forte Biosciences, Inc.
filed 2023-11-13
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, the registrant had 36,335,105 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,185	$41,100
Prepaid expenses and other current assets	917	411
Total current assets	47,102	41,511

Property and equipment, net	98	—
Other assets	679	486
Total assets	$47,879	$41,997

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,354	$1,153
Accrued liabilities	2,117	2,026
Total current liabilities	7,471	3,179

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value: 200,000,000 shares authorized as of September 30, 2023 (unaudited) and December 31, 2022; 36,281,772 and 21,000,069 shares issued and outstanding as of September 30, 2023 (unaudited) and December 31, 2022, respectively	36	21
Additional paid-in capital	153,025	125,841
Accumulated other comprehensive income	(5)	—
Accumulated deficit	(112,648)	(87,044)
Total stockholders’ equity	40,408	38,818
Total liabilities and stockholders’ equity	$47,879	$41,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$6,369	$1,379	$18,295	$3,106
General and administrative	3,847	2,044	7,810	5,851
Total operating expenses	10,216	3,423	26,105	8,957
Loss from operations	(10,216)	(3,423)	(26,105)	(8,957)
Other income (expense), net	261	23	501	(45)
Net loss	$(9,955)	$(3,400)	$(25,604)	$(9,002)
Per share information:
Net loss per share - basic and diluted	$(0.26)	$(0.18)	$(0.96)	$(0.56)

Weighted average shares and pre-funded warrants outstanding, basic and diluted	37,862,772	18,927,446	26,700,505	16,164,770

Comprehensive Loss:
Net loss	$(9,955)	$(3,400)	$(25,604)	$(9,002)
Unrealized loss on available-for-sale securities	(6)	—	(5)	—
Comprehensive loss	$(9,961)	$(3,400)	$(25,609)	$(9,002)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance — December 31, 2021	14,754,447	$15	$114,698	—	$(73,165)	$41,548
Exercise of employee stock options	1,098	—	1	—	—	1
Issuance of common stock under ESPP	5,716	—	11	—	—	11
Stock-based compensation	—	—	1,055	—	—	1,055
Net loss	—	—	—	—	(2,567)	(2,567)
Balance — March 31, 2022	14,761,261	15	115,765	-	(75,732)	40,048
Stock-based compensation	—	—	1,194	—	—	1,194
Net loss	—	—	—	—	(3,035)	(3,035)
Balance — June 30, 2022	14,761,261	15	116,959	-	(78,767)	38,207
Issuance of common stock through public equity offering, net of offering costs of $595	6,142,158	6	7,116	—	—	7,122
Issuance of common stock upon vesting of restricted stock units	96,650	—	—	—	—	—
Stock based compensation	—	—	906	—	—	906
Net loss	—	—	—	—	(3,400)	(3,400)
Balance — September 30, 2022	21,000,069	$21	$124,981	$-	$(82,167)	$42,835

Balance — December 31, 2022	21,000,069	$21	$125,841	—	$(87,044)	$38,818
Issuance of common stock under ESPP	7,000	—	6	—	—	6
Stock-based compensation	—	—	877	—	—	877
Net loss	—	—	—	—	(6,753)	(6,753)
Balance — March 31, 2023	21,007,069	21	126,724	-	(93,797)	32,948
Issuance of common stock under vesting of RSUs, net	44,126	—	(24)	—	—	(24)
Stock-based compensation	—	—	855	—	—	855
Unrealized gain on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(8,896)	(8,896)
Balance — June 30, 2023	21,051,195	21	127,555	1	(102,693)	24,884
Issuance of common stock and pre-funded warrants in PIPE financing, net of issuance costs	15,166,957	15	24,713	—	—	24,728
Issuance of common stock under vesting of RSUs, net	53,120	—	(24)	—	—	(24)
Issuance of common stock under ESPP	10,500	—	9	—	—	9
Stock-based compensation	—	—	772	—	—	772
Unrealized loss on available-for-sale securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(9,955)	(9,955)
Balance — September 30, 2023	36,281,772	$36	$153,025	$(5)	$(112,648)	$40,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(25,604)	$(9,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3	—
Stock-based compensation expense	2,504	3,155
Non-cash income/loss on available-for-sale securities	(139)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(699)	76
Accounts payable	4,137	189
Accrued liabilities	61	290
Net cash used in operating activities	(19,737)	(5,292)
Cash flows from investing activities:
Purchase of available-for-sale securities	(9,965)	—
Proceeds from redemptions of available-for-sale securities	10,099	—
Purchase of property and equipment	(71)	—
Net cash provided by investing activities	63	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	24,792	7,284
Proceeds from exercise of stock options and ESPP	15	12
Taxes paid related to net share settlement of equity awards	(48)	—
Net cash provided by financing activities	24,759	7,296

Net increase in cash and cash equivalents	5,085	2,004
Cash and cash equivalents — beginning of period	41,100	42,044
Cash and cash equivalents — end of period	$46,185	$44,048

Supplemental disclosure of non-cash investing and financing activities:
Unpaid issuance costs	$64	$55
Purchase of fixed assets recorded in accounts payable	$30	$—
Deferred issuance costs	$—	$107

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

Liquidity and Risks

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. As of September 30, 2023, the Company had an accumulated deficit of $112.6 million. The Company used $19.7 million of cash in operating activities during the nine months ended September 30, 2023. Management expects to continue to incur additional losses in the foreseeable future as the Company focuses its development efforts on advancing FB-102 through additional preclinical trials and into the clinic in 2024.

The Company had cash and cash equivalents of approximately $46.2 million as of September 30, 2023. The Company’s cash and cash equivalents are held at financial institutions and exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q.

The Company will continue to need to raise additional capital or obtain financing from other sources. Management may fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it may be forced to delay or reduce the scope of its research and development programs and/or limit or cease its operations. The Company's ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the military conflicts in Eastern Europe, the Middle East, and otherwise.

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

Businesses throughout our industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation the COVID-19 pandemic, the military conflicts in Ukraine and the Middle East, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and other geopolitical tensions. The extent of the impact of these events and circumstances on our business, operations, development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances.

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

Marketable Securities

The Company’s marketable securities primarily consist of U.S. government and agency securities classified within cash and cash equivalents depending on their maturity date at the time of purchase. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Realized gains and losses are calculated on the specific identification method and recorded as interest income (loss).

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

The carrying amounts of financial instruments consisting of cash and cash equivalents, available-for-sale securities, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities included in the Company’s financial statements, are reasonable estimates of fair value, primarily due to their short maturities.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares and pre-funded warrants outstanding during the period as their exercise requires only nominal consideration for the delivery of shares, without consideration for common stock equivalents.

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

	For the Nine Months Ended September 30,
	2023	2022
Options	2,643,195	2,329,918
Restricted stock units	1,124,701	162,201
Warrants	4,434	4,434
Total	3,772,330	2,496,553

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid manufacturing and preclinical expenses	$91	$—
Prepaid insurance	370	341
Prepaid professional fees	362	—
Other	94	70
Total prepaid expenses and other current assets	$917	$411

Other Assets

Other assets as of September 30, 2023 and December 31, 2022 consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid insurance	$329	$473
Prepaid professional fees	302	—
Other	48	13
Total other assets	$679	$486

Accrued Liabilities

Accrued liabilities as of September 30, 2023 and December 31, 2022 consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued legal and professional fees	$97	$643
Accrued compensation	850	890
Accrued manufacturing and preclinical expenses	1,100	485
Other	70	8
Total accrued liabilities	$2,117	$2,026

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

Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market funds were included as cash and cash equivalents and U.S. Treasury bills were included in cash equivalents in the condensed consolidated balance sheets for the periods presented.

The following tables provides a summary of the assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Funds	$5,385	$—	$—	$5,385
U.S. Treasury Bills	$—	$25,041	$—	$25,041
Total	$5,385	$25,041	$—	$30,426

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Funds	$5,061	$—	$—	$5,061
Total	$5,061	$—	$—	$5,061

5. Available-for-sale Securities

The following table summarizes the Company's available-for-sale securities as of September 30, 2023. The Company did not have available-for-sale securities as of December 31, 2022.

	September 30, 2023
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Cash equivalents
U.S. Treasury Bills	$25,046	$—	$(5)	$25,041
Total available-for-sale securities	$25,046	$—	$(5)	$25,041

As of September 30, 2023, the Company classified available-for-sales as cash equivalents in the condensed consolidated balance sheet because the original maturity dates were less than three months as of the date of the purchases. The following table summarizes available-for-sale securities by maturity as of September 30, 2023:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,046	$25,041
Due after one year	—	—
Total available-for-sale securities	$25,046	$25,041

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

Lease Agreements

The Company has entered into month-to-month lease agreements for certain office and laboratory space. The lease agreements are cancellable by the Company at any time with a 30-day notice. Total rent expense for all locations for the three and nine months ended September 30, 2023 was $42,000 and $66,000, respectively. Total rent expense for all locations for the three and nine months ended September 30, 2022 was $6,000 and $12,000.

Preclinical Services

The Company has entered into various agreements with third-party vendors for manufacturing and preclinical services. The estimated remaining commitments as of September 30, 2023 under these agreements were approximately $1.5 million.

Legal Proceedings

Camac Fund L.P. v. Forte Biosciences Inc., C.A. No. 2022-1075-NAC (Del. Ch.)

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

Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ (Del. Ch.)

On August 10, 2023, Camac Fund LP filed a complaint (the “Complaint”), captioned Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ, in the Delaware Court of Chancery, against the members of the Company’s Board of Directors (the “Directors”) and entities affiliated with certain of the Company’s investors (the “Investors”) and naming the Company as nominal defendant. The Complaint alleged that the Directors breached their fiduciary duties by causing the Company to enter into a July 31, 2023 private placement (the “Private Placement”), which raised approximately $25 million for the Company from the Investors and certain of the Company’s executives and directors, and by scheduling the Company’s 2023 annual meeting of stockholders (the “Annual Meeting”) for more than thirteen months after its 2022 annual meeting. The Complaint also alleged the Investors aided and abetted the alleged breaches of fiduciary duty by the Directors. Plaintiff also filed a motion for preliminary injunction and motion to expedite seeking a hearing on its preliminary injunction motion on an expedited basis. The Complaint and motions sought declarations that the Directors breached their fiduciary duties and that the Investors aided and abetted them, to enjoin defendants from counting votes cast by the Investors’ shares obtained through the private placement at the Annual Meeting or any subsequent director election, and money damages in an unspecified amount.

On August 15, 2023, the Company, the Directors, and certain Investors filed oppositions to Plaintiff’s motion to expedite. On August 16, 2023, the Company, the Directors, and certain Investors filed motions to dismiss the Complaint. On August 17, 2023, the Court held a hearing at which it granted the motion to expedite in part but declined to schedule a preliminary injunction hearing prior to the Annual Meeting and determined that Defendants could brief their motions to dismiss and be heard on an expedited schedule. The Court determined that discovery could proceed while the motions to dismiss are pending and directed the parties to confer regarding a schedule for further proceedings.

On September 1, 2023, Plaintiff voluntarily dismissed its claims against the Investors. On September 7, 2023, the parties agreed to a schedule for briefing the motion to dismiss filed by the Directors and the Company (together, hereinafter, “Defendants”), with the understanding that the schedule would change if Plaintiff amended its Complaint rather than file a brief in opposition to Defendants’ motion to dismiss, and the parties also agreed to stay discovery pending resolution of the motion to dismiss. On September 19, 2023, the Company held its Annual Meeting at which, among other things, the Company’s two director nominees were re-elected and Plaintiff’s two director nominees were not elected. On September 21, 2023, Defendants filed their opening brief in support of their motion to dismiss.

On October 20, 2023, Plaintiff filed an amended class action and derivative complaint (the “Amended Complaint”) against the Directors and naming the Company as a nominal defendant. The Amended Complaint makes many of the same allegations as the original Complaint. The Amended Complaint also purports to bring a claim on behalf of a class of holders of the Company’s common stock as of August 10, 2023, the record date for the Annual Meeting. The class claim alleges the Directors breached their fiduciary duties by causing the Company to enter into the Private Placement, setting the Annual Meeting record date for a date after the Private Placement closed, and holding the Annual Meeting more than thirteen months after the 2022 annual meeting. The Amended Complaint purports to bring a second claim for “wrongful dilution” derivatively on behalf of the Company. The derivative claim alleges the Directors “wrongfully diluted” Plaintiff and other stockholders by causing the Company to enter into the Private Placement in bad faith and for the purpose of entrenchment and not permitting Plaintiff and other stockholders to participate. The Amended Complaint seeks declarations that the Directors breached their fiduciary duties, that the votes cast at the Annual Meeting by the shares acquired in the Private Placement should be excluded from the final voting results, that Plaintiff’s two director nominees at the Annual Meeting were elected and that the Company’s nominees were not elected, as well as an order requiring the Company’s board of directors to recognize Plaintiff’s nominees as validly elected and remove the Company’s nominees from their positions on the board of directors. The Amended Complaint also seeks an order that the Company hold an annual meeting of stockholders in 2024 within thirteen months of the 2023 Annual Meeting, that the shares acquired in the Private Placement are enjoined from voting at the 2024 annual meeting, and awarding money damages in an unspecified amount.

On November 3, 2023, Defendants filed a motion to dismiss the Amended Complaint. Defendants believe Plaintiff’s claims are baseless and intend to vigorously defend against them.

Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N (N.D. Tex.)

On October 28, 2023, the Company filed a complaint (the “Complaint”), captioned Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N, against Camac Fund, LP, Camac Partners, LLC, Camac Capital, LLC, and Eric Shahinian (collectively, “Camac”), as well as against Michael G. Hacke, Chris McIntyre, McIntyre Partnerships, LP, McIntyre Capital GP, LLC, McIntyre Capital Management, LP, McIntyre Capital Management GP, LLC, ATG Fund II LLC, ATG Capital Management, LLC, Gabriel Gliksberg, Funicular Funds, LP, The Funicular Fund, LP, Cable Car Capital LLC, Jacob Ma-Weaver, BML Investment Partners, L.P., BML Capital Management, LLC, and Braden M. Leonard (collectively with Camac, “Defendants”). The Complaint alleges that Defendants have been and are engaged in a campaign of deceit and misinformation in an attempt to force the Company to liquidate for Defendants’ benefit and to the detriment of the Company and other stockholders.

The Company brings claims against Camac and certain other Defendants for issuing false and misleading proxy statements in connection with their attempts to elect two members of Forte’s board at the Company’s 2023 annual meeting in violation of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Company also brings claims against Defendants under Exchange Act Section 13(d) for failure to file and for filing misleading Schedule 13Ds, including because Defendants failed to disclose that they were coordinating as a group. The Company further alleges that Defendants tortiously interfered with Forte’s prospective business relationships, including by smearing the Company and manipulating the market for its stock to dissuade prospective investors from investing in the Company. The Complaint seeks declarations that Defendants violated Sections 14(a) and 13(d) of the Exchange Act, an order directing Defendants to file true and correct proxy statements and Schedule 13Ds, an injunction prohibiting Defendants from issuing future materially misleading and false public filings, and money damages to compensate the Company for Defendants’ violations of law.

The Company believes its claims are meritorious and intends to pursue them vigorously to remedy Defendants’ violations of the law.

7. Equity

Preferred Stock

The Company has 10 million authorized shares of Series A Preferred Stock, par value $0.001, with no shares outstanding as of September 30, 2023 and December 31, 2022.

Common Stock

On July 31, 2023, the Company issued 15,166,957 shares of the Company’s common stock at a purchase price of $1.006 per Share and 9,689,293 pre-funded warrants to purchase shares of common stock at a purchase price of $1.005 per pre-funded warrant ("Private Placement") in connection with a Securities Purchase Agreement (the “Purchase Agreement”). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The holders of pre-funded warrants may not exercise a pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The Purchase Agreement also provides certain investors a participation right in future offerings of the Company’s equity securities. In connection with the Private Placement, the Company filed a registration statement on Form S-3 that was declared effective on September 8, 2023. The gross proceeds of the Private Placement were approximately $25 million and the Company incurred $272,000 in issuance costs. Certain executive officers, senior management, and board members of the Company participated in this Private Placement, purchasing approximately $1.16 million of shares of common stock at a purchase price of $1.01 per share.

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

Warrants to purchase 4,434 shares of the Company’s common stock at an exercise price of $140.25 per share which were previously issued by Tocagen, survived the Merger and remained outstanding as of September 30, 2023 and December 31, 2022. These warrants have an expiration date of October 30, 2025.

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

On July 28, 2023, the Company entered into Amendment No. 2 to the Rights Agreement, which prevents the approval, execution, delivery or performance of the Purchase Agreement or the pre-funded warrants, or the consummation of any of the transactions contemplated by the Purchase Agreement or the pre-funded warrants, including any issuance of the Company's common stock pursuant to the terms of the Purchase Agreement or the pre-funded warrants, from, among other things, (i) causing or permitting the Rights to be exercised or exchanged, or (ii) causing any Purchaser or any of their respective affiliates to be deemed an Acquiring Person (as defined in the Rights Agreement) for any purpose under the Rights Agreement.

There is no financial statement impact until such time as the Rights become exercisable.

8. Stock-Based Compensation

Equity Plans

The Company inherited the 2017 Equity Incentive Plan (the "2017 Plan") as part of its merger with Tocagen, Inc. in June 2020. The 2017 Plan was terminated in May 2021 and replaced by the 2021 Equity Incentive Plan (the “2021 Plan”). The 2017 Plan will continue to govern outstanding awards issued under the 2017 Plan. The 2021 Plan had an initial reserve of 1,000,000 shares available for grant. The 2021 Plan was amended in June 2022 to increase the shares available for grant by an additional 1,500,000 shares. The 2021 Plan was amended and restated in September 2023 to increase the shares available for grant by an additional 2,500,000 shares. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Service-based awards generally vested over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of September 30, 2023, there were 2,472,277 shares available for issuance under the 2021 Plan.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 500,000 shares for future grant under the 2020 Inducement Plan. As of September 30, 2023, there were 100,000 shares available for issuance under the 2020 Inducement Plan.

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

The weighted average grant-date fair value of stock options granted in the three and nine months ended September 30, 2023 was $0.69 and $0.71, respectively. There were no stock options granted during the three months ended September 30, 2022. The weighted average grant-date fair value of stock options granted in the nine months ended September 30, 2022 was $0.92.

The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value of common stock	$0.82	$—	$0.85	$1.49
Risk-free interest rate	4.45%	—	4.34%	2.25%
Dividend yield	0.00%	—	0.00%	0.00%
Expected term of options (years)	5.56	—	5.62	5.88
Volatility	113.86%	—	112.19%	68.57%

The table below summarizes the stock option activity during the nine months ended September 30, 2023:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2022	2,363,195	$9.29	8.22	$65
Granted	280,000	$0.86	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Balances at September 30, 2023	2,643,195	$8.39	7.43	$3
Vested and expected to vest at September 30, 2023	2,643,195	$8.39	7.43	$3
Exercisable at September 30, 2023	1,205,082	$12.55	7.17	$3

The aggregate intrinsic value of options at September 30, 2023 is based on the Company’s fair value of its stock price on that date of $0.66 per share.

Restricted Stock Unit Awards

There were 1,100,000 restricted stock units granted during the nine months ended September 30, 2023 with one sixteenth of the restricted stock units vesting every quarter. The Company made a change in accounting estimate in the three months ended March 31, 2022 related to the vesting of performance-based restricted stock units. As a result of this change in accounting estimate, $158,000 of expense that had been previously recognized in 2021 was reversed in the three months ended March 31, 2022.

The table below summarizes the restricted stock unit awards activity during the nine months ended September 30, 2023:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	162,201	$3.36
Granted	1,100,000	1.01
Forfeited/Cancelled	—	—
Issued as Common Stock	(137,500)	1.03
Outstanding at September 30, 2023	1,124,701	$1.01

2017 Employee Stock Purchase Plan

In May 2021, the Company’s board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 511,022 shares available for future issuance under the ESPP as of September 30, 2023. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The Company issued 17,500 shares under the ESPP during the nine months ended September 30, 2023. The ESPP is considered a compensatory plan. The Company recorded stock-based compensation expense related to its ESPP of $4 thousand and $8 thousand for the three and nine months ended

September 30, 2023, respectively. The Company recorded stock-based compensation expense related to its ESPP of $2 thousand for the three and nine months ended September 30, 2022.

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$307	$327	$915	$993
General and administrative	465	579	1,589	2,162
Total	$772	$906	$2,504	$3,155

As of September 30, 2023, there was unrecognized stock-based compensation expense related to stock options and restricted stock units with service conditions of $5.0 million, which is expected to be recognized over a weighted-average period of 1.86 years. Total unrecognized stock-based compensation expense related to stock options and restricted stock units with performance conditions was approximately $0.2 million.

9. Related Party Transactions

Two members of the Company’s board of directors received cash payments of $4 thousand and $16 thousand for scientific consulting services during the three and nine months ended September 30, 2022, respectively.

In July 31, 2023, certain executive officers, senior management, and board members of the Company participated in the Private Placement, purchasing approximately $1.16 million of shares of common stock at a purchase price of $1.01 per share. There were no other related party transactions during the nine months ended September 30, 2023.

10. Subsequent Event

On October 5, 2023, the Company incorporated Forte Biosciences Australia Proprietary Limited, a subsidiary of the Company, in Melbourne, Australia, with the intention of conducting clinical trials.

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

We had approximately $46.2 million in cash and cash equivalents as of September 30, 2023. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

On July 31, 2023, the Company issued 15,166,957 shares of the Company’s common stock at a purchase price of $1.006 per Share, and 9,689,293 pre-funded warrants to purchase shares of common stock at a purchase price of $1.005 per pre-funded warrant ("Private Placement"). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the Private Placement were approximately $25 million and the Company incurred $272,000 in issuance costs. Certain executive officers, senior management, and board members of the Company participated in this Private Placement, purchasing approximately $1.16 million of shares of common stock at a purchase price of $1.01 per share. In connection with the Private Placement, the Company filed a registration statement on Form S-3 that was declared effective on September 8, 2023.

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

Intellectual Property

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB-102 program. We also own one pending PCT application, one pending application in Taiwan, one pending application in Argentina, and five pending US patent applications related to the FB-102 program. We also own six pending US patent applications related to the FB-102 program. The estimated expiration dates of these patents are 2043-2044.

Macroeconomic Environment and COVID-19

Businesses throughout our industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation the COVID-19 pandemic, the military conflicts in Ukraine and the Middle East, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and other geopolitical tensions. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances.

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

Other Income (Expense), Net

Other income (expense), net, consists of interest earned on our cash and cash equivalents balances, foreign exchange gains and losses and franchise taxes.

Critical Accounting Policies and Estimates

There have been no significant changes during the nine months ended September 30, 2023 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2023 and 2022

The following tables summarize our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$6,369	$1,379	$4,990
General and administrative	3,847	2,044	1,803
Total operating expenses	10,216	3,423	6,793
Other income (expense), net	261	23	238
Net Loss	$(9,955)	$(3,400)	$(6,555)

	For the Nine Months Ended September 30,
	2023	2022	Change

Operating expenses:
Research and development	$18,295	$3,106	$15,189
General and administrative	7,810	5,851	1,959
Total operating expenses	26,105	8,957	17,148
Other income (expense), net	501	(45)	546
Net Loss	$(25,604)	$(9,002)	$(16,602)

Research and Development Expenses

Research and development expenses were $6.4 million for the three months ended September 30, 2023, compared to $1.4 million for the same period in 2022. The increase was primarily due to a net increase of approximately $3.4 million in manufacturing costs and a net increase of approximately $1.4 million in preclinical expenses as we ramped up our manufacturing and development of our FB-102 program, and a net increase of approximately $0.2 million in other expenses.

Research and development expenses were $18.3 million for the nine months ended September 30, 2023, compared to $3.1 million for the same period in 2022. The increase was primarily due to a net increase of approximately $9.1 million in manufacturing costs and a net increase of approximately $5.5 million in preclinical expenses as we ramped up our manufacturing and development of our FB-102 program, a net increase in payroll expenses of approximately $0.5 million, and net increase of approximately $0.1 million in other expenses.

We anticipate research and development expenses to increase in the future as we continue to develop our current lead product candidate, FB-102.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended September 30, 2023, compared to $2.0 million for the same period in 2022. The increase was primarily due to increases in legal expenses of $1.5 million which includes litigation expenses, and other expenses of $0.3 million. The Company anticipates insurance reimbursements in subsequent quarters for portions of litigation and other legal expenses.

General and administrative expenses were $7.8 million for the nine months ended September 30, 2023, compared to $5.9 million for the same period in 2022. The increase was primarily due to increases in legal expenses of $1.9 million which includes litigation expenses, $0.6 million in other expenses, partially offset by a decrease of $0.6 million in stock-based compensation expense. The Company anticipates insurance reimbursements in subsequent quarters for portions of litigation and other legal expenses.

Our general and administrative expenses may increase in the future due to increases in professional and advisory fees as we build out our infrastructure to develop FB-102.

Other Income (Expenses), Net

The change in other income (expenses), net for the three and nine months ended September 30, 2023, compared with the same periods in the prior year were primarily driven by higher interest income earned from our cash and cash equivalents as a result of higher interest rates.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or out-licenses. We have never been profitable and have incurred operating losses each year since inception. Our net loss was approximately $25.6 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of approximately $112.6 million. We had cash and cash equivalents of approximately $46.2 million as of September 30, 2023. We believe that our existing cash, cash equivalents and available-for-sale securities will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Form 10-Q. We expect to incur operating losses in the future as we develop our current lead product candidate, FB-102.

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

On July 31, 2023, we issued 15,166,957 shares of our common stock at a purchase price of $1.006 per Share, and 9,689,293 pre-funded warrants to purchase shares of common stock at a purchase price of $1.005 per pre-funded warrant ("in the Private Placement"). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the Private Placement were approximately $25 million and we incurred $272,000 in issuance costs. Certain executive officers, senior management, and board members participated in this Private Placement, purchasing approximately

$1.16 million of shares of common stock at a purchase price of $1.01 per share. In connection with the Private Placement, we filed a registration statement on Form S-3 that was declared effective on September 8, 2023.

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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID‑19 pandemic, the military conflicts in Eastern Europe and the Middle East, recent and any potential future financial institution failures, and otherwise. If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

See the “Risk Factors” section on this Form 10-Q for additional risks associated with our substantial capital requirements.

The following table shows a summary of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(19,737)	$(5,292)
Investing activities	63	-
Financing activities	24,759	7,296
Net change in cash and cash equivalents	$5,085	$2,004

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $19.7 million and consisted primarily of a net loss of $25.6 million adjusted for non-cash stock-based compensation of $2.5 million and decreases in net operating assets of $3.4 million.

Net cash used in operating activities for the nine months ended September 30, 2022 was $5.3 million and consisted primarily of a net loss of $9.0 million adjusted for non-cash stock-based compensation of $3.1 million and decreases in net operating assets of $0.6 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was due to proceeds of $10.1 million from the redemption of U.S. treasury bills partially offset by their purchase approximately three months earlier.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was primarily due to the net proceeds of $24.8 million received from our Private Placement of 15,166,957 shares of the Company’s common stock at a purchase price of $1.006 per Share, and 9,689,293 pre-funded warrants to purchase shares of common stock at a purchase price of $1.005 per pre-funded warrant.

Net cash used in financing activities for the nine months ended September 30, 2022 consisted of $7.3 million in net proceeds from the sale of shares of our common stock under our ATM Facility and $12 thousand received from proceeds from stock option exercises and the issuance of shares of our common stock under the ESPP.

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

Notwithstanding the identified material weakness in our internal control over the review of our annual income tax provision and as further described in more detail in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our Chief Executive Officer and our Chief Financial Officer believe the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the steps to remediate the material weakness described above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

Camac Fund L.P. v. Forte Biosciences Inc., C.A. No. 2022-1075-NAC (Del. Ch.)

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

Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ (Del. Ch.)

On August 10, 2023, Camac Fund LP filed a complaint (the “Complaint”), captioned Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ, in the Delaware Court of Chancery, against the members of the Company’s Board of Directors (the “Directors”) and entities affiliated with certain of the Company’s investors (the “Investors”) and naming the Company as nominal defendant. The Complaint alleged that the Directors breached their fiduciary duties by causing the Company to enter into a July 31, 2023 private placement (the “Private Placement”), which raised approximately $25 million for the Company from the Investors and certain of the Company’s executives and directors, and by scheduling the Company’s 2023 annual meeting of stockholders (the “Annual Meeting”) for more than thirteen months after its 2022 annual meeting. The Complaint also alleged the Investors aided and abetted the alleged breaches of fiduciary duty by the Directors. Plaintiff also filed a motion for preliminary injunction and motion to expedite seeking a hearing on its preliminary injunction motion on an expedited basis. The Complaint and motions sought declarations that the Directors breached their fiduciary duties and that the Investors aided and abetted them, to enjoin defendants from counting votes cast by the Investors’ shares obtained through the private placement at the Annual Meeting or any subsequent director election, and money damages in an unspecified amount.

On August 15, 2023, the Company, the Directors, and certain Investors filed oppositions to Plaintiff’s motion to expedite. On August 16, 2023, the Company, the Directors, and certain Investors filed motions to dismiss the Complaint. On August 17, 2023, the Court held a hearing at which it granted the motion to expedite in part but declined to schedule a preliminary injunction hearing prior to the Annual Meeting and determined that Defendants could brief their motions to dismiss and be heard on an expedited schedule. The Court determined that discovery could proceed while the motions to dismiss are pending and directed the parties to confer regarding a schedule for further proceedings.

On September 1, 2023, Plaintiff voluntarily dismissed its claims against the Investors. On September 7, 2023, the parties agreed to a schedule for briefing the motion to dismiss filed by the Directors and the Company (together, hereinafter, “Defendants”), with the understanding that the schedule would change if Plaintiff amended its Complaint rather than file a brief in opposition to Defendants’ motion to dismiss, and the parties also agreed to stay discovery pending resolution of the motion to dismiss. On September 19, 2023, the Company held its Annual Meeting at which, among other things, the Company’s two director nominees were re-elected and Plaintiff’s two director nominees were not elected. On September 21, 2023, Defendants filed their opening brief in support of their motion to dismiss.

On October 20, 2023, Plaintiff filed an amended class action and derivative complaint (the “Amended Complaint”) against the Directors and naming the Company as a nominal defendant. The Amended Complaint makes many of the same allegations as the original Complaint. The Amended Complaint also purports to bring a claim on behalf of a class of holders of the Company’s common stock as of August 10, 2023, the record date for the Annual Meeting. The class claim alleges the Directors breached their fiduciary duties by causing the Company to enter into the Private Placement, setting the Annual Meeting record date for a date after the Private Placement closed, and holding the Annual Meeting more than thirteen months after the 2022 annual meeting. The Amended Complaint purports to bring a second claim for “wrongful dilution” derivatively on behalf of the Company. The derivative claim alleges the Directors “wrongfully diluted” Plaintiff and other stockholders by causing the Company to enter into the Private Placement in bad faith and for the purpose of entrenchment and not permitting Plaintiff and other stockholders to participate. The Amended Complaint seeks declarations that the Directors breached their fiduciary duties, that the votes cast at the Annual Meeting by the shares acquired in the Private Placement should be excluded from the final voting results, that Plaintiff’s two director nominees at the Annual Meeting were elected and that the Company’s nominees were not elected, as well as an order requiring the Company’s board of directors to recognize Plaintiff’s nominees as validly elected and remove the Company’s nominees from their positions on the board of directors. The Amended Complaint also seeks an order that the Company hold an annual meeting of stockholders in 2024 within thirteen months of the 2023 Annual Meeting, that the shares acquired in the Private Placement are enjoined from voting at the 2024 annual meeting, and awarding money damages in an unspecified amount.

On November 3, 2023, Defendants filed a motion to dismiss the Amended Complaint. Defendants believe Plaintiff’s claims are baseless and intend to vigorously defend against them.

Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N (N.D. Tex.)

On October 28, 2023, the Company filed a complaint (the “Complaint”), captioned Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N, against Camac Fund, LP, Camac Partners, LLC, Camac Capital, LLC, and Eric Shahinian (collectively, “Camac”), as well as against Michael G. Hacke, Chris McIntyre, McIntyre Partnerships, LP, McIntyre Capital GP, LLC, McIntyre Capital Management, LP, McIntyre Capital Management GP, LLC, ATG Fund II LLC, ATG Capital Management, LLC, Gabriel Gliksberg, Funicular Funds, LP, The Funicular Fund, LP, Cable Car Capital LLC, Jacob Ma-Weaver, BML Investment Partners, L.P., BML Capital Management, LLC, and Braden M. Leonard (collectively with Camac, “Defendants”). The Complaint alleges that Defendants have been and are engaged in a campaign of deceit and misinformation in an attempt to force the Company to liquidate for Defendants’ benefit and to the detriment of the Company and other stockholders.

The Company brings claims against Camac and certain other Defendants for issuing false and misleading proxy statements in connection with their attempts to elect two members of Forte’s board at the Company’s 2023 annual meeting in violation of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Company also brings claims against Defendants under Exchange Act Section 13(d) for failure to file and for filing misleading Schedule 13Ds, including because Defendants failed to disclose that they were coordinating as a group. The Company further alleges that Defendants tortiously interfered with Forte’s prospective business relationships, including by smearing the Company and manipulating the market for its stock to dissuade prospective investors from investing in the Company. The Complaint seeks declarations that Defendants violated Sections 14(a) and 13(d) of the Exchange Act, an order directing Defendants to file true and correct proxy statements and Schedule 13Ds, an injunction prohibiting Defendants from issuing future materially misleading and false public filings, and money damages to compensate the Company for Defendants’ violations of law.

The Company believes its claims are meritorious and intends to pursue them vigorously to remedy Defendants’ violations of the law.

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
•
Forte is currently non-compliant with Nasdaq’s minimum bid price requirement which could result in the delisting of our common stock and limit investor’s ability to trade in our common stock.
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

•
Forte has identified a material weakness in its internal control over financial reporting related to the review of the annual income tax provision which had been prepared by a third-party accounting firm. If Forte’s remediation of this material weakness is not effective, or if Forte experiences additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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

Forte is a preclinical stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB-102, is currently in preclinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each period since its inception in 2017. For the nine months ended September 30, 2023, Forte reported a net loss of $25.6 million. As of September 30, 2023, Forte had an accumulated deficit of $112.6 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB-102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

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

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of September 30, 2023, Forte had approximately $46.2 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-Q. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB-102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB-102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
•
the effect of potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing effects of the COVID‑19 pandemic, the military conflicts in Eastern Europe and the Middle East, recent and any potential future financial institution failures, and otherwise;
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

Forte does not have any committed external source of funds or other support for its development efforts, and Forte cannot be certain that additional funding will be available on acceptable terms, or at all. Until Forte can generate sufficient product or royalty revenue to finance its cash requirements, which Forte may never do, Forte expects to finance its future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If Forte raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. Further, to the extent that Forte raises additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, each existing investors’ ownership interest will be diluted. If Forte raises additional capital through debt financing, Forte would be subject to fixed payment obligations and may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If Forte raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, Forte may have to relinquish certain valuable rights to its product candidate, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Forte also could be required to seek collaborators for one or more of its current or future product candidates at an earlier stage than otherwise would be desirable or relinquish its rights to product candidates or technologies that Forte otherwise would seek to develop or commercialize itself. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing effects of COVID‑19 pandemic, the military conflicts in Eastern Europe and the Middle East, the effect of inflationary pressure on the United States capital markets, adverse developments affecting the financial services industry (such as the closure of Silicon Valley Bank in March 2023 and any similar bank closures) and otherwise. If Forte is unable to raise additional capital in sufficient amounts or on terms acceptable to it, Forte may have to significantly delay, scale back or discontinue the development or commercialization of its current product candidate, FB-102, or one or more of its other current or future research and development initiatives. Any of the above events could significantly harm its business, prospects, financial condition and results of operations and cause the price of its common stock to decline.

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

As of November 10, 2023, Forte had 9 full-time employees. As its research, development, manufacturing and commercialization plans and strategies develop to focus on the development of FB-102 and any future product candidates, and as Forte continues to transition into operating as a public company, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. It is unpredictable how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of Forte’s patent rights. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision involving the interaction of patent term adjustment (PTA), terminal disclaimers, and obvious-type double patenting. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on Forte’s future patent portfolio and its ability to protect and enforce its intellectual property in the future.

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

General Risks

Forte is currently non-compliant with Nasdaq’s minimum bid price requirement, which could result in the delisting of our common stock, negatively affect the price of our common stock and limit investors’ ability to trade in our common stock.

Our common stock is listed on Nasdaq. Nasdaq rules impose certain continued listing requirements, including the minimum $1 bid price, corporate governance standards and number of public stockholders. On September 14, 2023, we were notified by Nasdaq that we are not compliant with its closing bid price requirement because the closing bid price of our common stock was below $1.00 per share for 30 consecutive trading days. We have until March 12, 2024 (the “Deadline Date”) to become compliant. We have since remained non-compliant with the closing bid price requirement as our stock price has remained below $1.00 since we received the notice. We are assessing all options to regain compliance. At our annual stockholders’ meeting we have the option to ask our stockholders to approve a reverse stock split in an amount that would satisfy Nasdaq listing requirements. Because the Deadline Date is prior to our expected annual stockholders’ meeting date, we can request an extension of time to obtain stockholder approval for a reverse stock split if we cannot regain compliance by other means. Reverse stock splits are often perceived negatively and announcements of or implementation of a reverse split may cause the market price of our common stock to decline.

If we continue to fail to meet these continued listing requirements through the Deadline Date (as may be extended), Nasdaq may delist our common stock. Reverse splits require approval by stockholders who hold a majority of our voting power. A reverse stock split typically has the effect of reducing the number of holders of shares in “round lots,” meaning those holding 100 or more shares. Another requirement for being listed on Nasdaq is that the Company have a minimum of 300 round lot holders, so if our stock price falls too low, a reverse split may not be sufficient to solve our Nasdaq non-compliance based on the minimum round lot requirement. If our common stock is delisted, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our common stock;
•
reduced liquidity with respect to our common stock;
•
a determination that our shares of common stock are a “penny stock” which will require broker-dealers trading in our common stock to adhere to more stringent rules, including being unable to solicit buyers for our common stock;
•
a limited amount of news and analyst coverage for our company; and
•
a limited ability to raise capital in the future.

The market price of Forte’s common stock is expected to be volatile. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies.

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $23.53 per share, or approximately 82%, from $28.59 per share as of the close of business on September 2, 2021 to $5.06 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on November 10, 2023, was $0.44 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

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
•
the ability for Forte’s common stock to continue to be listed on Nasdaq;
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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts in Ukraine and the Middle East, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such military conflicts, including the one in Ukraine and the Middle East, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

The shareholder' rights plan was further amended on July 28, 2023. This second amendment prevents the approval, execution, delivery or performance of the Private Placement (see Note 7 to the condensed consolidated financial statements) from (i) causing or permitting the Rights to be exercised or exchanged, or (ii) causing any investor in the Private Placement or any of their respective affiliates to be deemed an Acquiring Person (as defined in the Rights Agreement) for any purpose under the Rights Agreement.

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

Forte has identified a material weakness in its internal control over financial reporting related to the review of the annual income tax provision which had been prepared by a third-party accounting firm. If Forte’s remediation of the material weakness is not effective, or if Forte experiences additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock

Forte is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that Forte maintain effective disclosure controls and procedures and internal control over financial reporting. Forte must perform system and process evaluation and testing of its internal control over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting in its Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that Forte incur substantial professional fees and internal costs to expand its accounting and finance functions and that it expends significant management efforts. Forte may experience difficulty in meeting these reporting requirements in a timely manner.

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

As of September 30, 2023 and following the July 2023 Private Placement, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities other than previously disclosed by us in our Current Report on Form 8-K, as filed with the SEC on August 1, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
4.1	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on August 1, 2023.

4.2

Amendment No. 2 to Preferred Stock Rights Agreement, dated as of July 28, 2023, by and between Forte Biosciences, Inc. and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed on August 1, 2023.

10.1

Securities Purchase Agreement, dated July 28, 2023, by and among the Company and the Purchasers thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on August 1, 2023

10.2

Registration Rights Agreement, dated July 28, 2023, by and among the Company and the Purchasers thereto, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on August 1, 2023

10.3	Amended and Restated 2021 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on September 20, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*±	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*±	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

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

Forte Biosciences, Inc.

Date: November 13, 2023	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)