Form 10-K
period 2023-12-31
Forte Biosciences, Inc.
filed 2024-03-18
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

sep

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2023 was $20.4 million.

The number of shares of Registrant’s Common Stock outstanding as of March 11, 2024 was 36,394,882.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the Registrant’s 2024 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Annual Report on Form 10-K assuming such proxy statement is filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023. If such proxy statement is not filed on or before such date, the information called for by Part III will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Auditor Firm ID: 185	Auditor Name: KPMG LLP	Auditor Location: San Diego, California

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

Item 1. Business

Overview

Forte Biosciences, Inc. and its subsidiaries (www.fortebiorx.com) (“Forte”, “we”, “our”) is a clinical-stage biopharmaceutical company whose lead product candidate, FB-102, is currently in a Phase 1 trial. FB-102 is a proprietary molecule with potentially broad autoimmune and autoimmune-related applications including in such indications as graft-versus-host disease (“GvHD”), vitiligo and alopecia areata (“AA”). The Company’s FB-102 program aims to address key pathways implicated in these indications with a CD122 antagonist. CD122 is a subunit of IL-2/IL-15 receptors which are key regulators of NK cells and T cell subsets.

The primary objective of the Phase 1 trial is to assess the safety, tolerability and pharmacokinetics of single and multiple ascending doses of FB-102 under intravenous and subcutaneous administration. Three cohorts of single ascending doses were successfully completed in March 2024. Cohorts of multiple ascending doses have commenced.

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

AA is a disease in which immune cells attack and damage hair follicles and is mediated primarily by CD8+ T cells and NK cells. The global alopecia treatment market was valued at $2.7 billion in 2018, and is projected to reach $3.9 billion by 2026, resulting in a CAGR of 4.6% from 2019 to 2026 (Allied Mkt Research).

We had approximately $37.1 million in cash and cash equivalents as of December 31, 2023. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

On July 31, 2023, the Company issued 15,166,957 shares of the Company’s common stock at a purchase price of $1.006 per Share, and 9,689,293 pre-funded warrants to purchase shares of common stock at a purchase price of $1.005 per pre-funded warrant ("Private Placement"). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the Private Placement were approximately $25 million and the Company incurred $272 thousand in issuance costs. Certain executive officers, senior management, and board members of the Company participated in this Private Placement, purchasing approximately $1.16 million of shares of common stock at a purchase price of $1.01 per share. In connection with the Private Placement, the Company filed a registration statement on Form S-3 that was declared effective on September 8, 2023.

In June 2021, Forte filed a shelf registration statement on Form S-3 that went effective in June 2021 which allowed Forte to raise up to $300 million in additional capital. On March 31, 2022, Forte entered into an “at-the-market” equity offering program (“ATM Facility”) whereby Forte may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, Forte filed a prospectus supplement to the June 2021 Form S-3 for the offer and sale of the shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, Forte filed an additional prospectus supplement relating to offer and sell an additional $2.7 million of shares of common stock. Forte is currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by Forte pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of Forte’s common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and Forte will remain subject to such limitation for so long as the aggregate market value of Forte’s common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, while the ATM Facility remains in place, Forte remains restricted in its ability to access additional funding from the sale of securities under Form S-3.

Manufacturing and Supply

Forte has outsourced the manufacturing of FB-102 to facilities at third party contract manufacturing organizations (CMOs) and the preclinical testing and development to clinical research organizations (CROs). These facilities and associated equipment are designed and operated to be consistent with all applicable laws and regulations. However, from time to time, we source critical raw materials and services from one or a limited number of suppliers with potentially long lead times or limited manufacturing and testing slot availability. There is a risk that if such supplies or services were interrupted, it could materially harm the manufacturing and development of FB-102.

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

Intellectual Property

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB-102 program. We also own two pending PCT applications, one pending application in Taiwan, one pending application in Argentina, and three pending US patent applications related to the FB-102 program. The estimated expiration dates of these patents are 2043-2044.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through 2032, unless Congress takes additional action. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, or IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Individual states in the United States have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase Forte’s compliance burdens and expose it to greater liability under such state laws once it begins commercialization after obtaining regulatory approval for any of its products. For example, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

Employees and Human Capital

As of March 15, 2024, we had 9 full-time employees, primarily engaged in research and development, manufacturing and administration. None of Forte’s employees are represented by labor unions or covered by collective bargaining agreements. Forte considers its relationship with its employees to be good.

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
•
Results from early preclinical and clinical studies may not be predictive of results from later stage studies or clinical trials.
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
•
Positive results from early preclinical and clinical studies are not necessarily predictive of the results of any future clinical trials of product candidates. Forte may be unable to successfully develop, obtain regulatory approval for and commercialize any product candidates.
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
•
Forte is very early in its development efforts. FB-102 will require significant additional clinical development before Forte seeks regulatory approval of any product candidate. If Forte is unable to advance FB-102 to clinical development, obtain regulatory approval and ultimately commercialize a product candidate or experiences significant delays in doing so, its business will be materially harmed.
•
If Forte is unable to obtain and maintain patent protection for any product candidate Forte develops, its competitors could develop and commercialize products or technology similar or identical to Forte’s, and its ability to successfully commercialize any product candidate Forte may develop, and its technology, may be adversely affected.
•
Forte expects to rely on third parties to conduct its preclinical studies and clinical trials and to manufacture its product candidates.
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
•
Forte previously identified a material weakness in its internal control over financial reporting related to the review of the annual income tax provision for the year ended December 31, 2022 which had been prepared by a third-party accounting firm that has since been remediated. If Forte experiences material weaknesses in the future or otherwise fails to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
•
A variety of risks associated with public health threats and epidemics, including any resurgence of the COVID-19 pandemic or the emergence of another public health emergency could materially adversely affect Forte’s business.

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

Following the announcement of the FB-401 trial results, the Company ceased further development of FB-401 and conducted an extensive process to evaluate strategic alternatives. Following such process, the Company determined to focus on developing its FB-102 program, which is currently in a Phase 1 clinical trial. We will be required to devote significant time and resources to developing FB-102, which may not be successful.

Results from early-preclinical and clinical studies may not be predictive of results from later-stage studies or clinical trials.

We are still early in our testing of FB-102, and FB-102 is our only product candidate in clinical development. While initial preclinical data demonstrated positive activity, additional preclinical studies may produce negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional preclinical testing. Success of FB-102 in early preclinical studies does not mean that future clinical trials will be successful. In addition, preclinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies have nonetheless failed to obtain marketing approval. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after obtaining promising results in preclinical studies and early clinical trials. Any of these events could limit the commercial potential of our product candidate and have a material adverse effect on our business, prospects, financial condition and results of operations.

Forte’s prospects are highly dependent on a single product candidate, FB-102. If we are unable to complete further development of, obtain approval for and commercialize FB-102 for one or more indications in a timely manner, our business will be harmed.

Forte’s long-term prospects are highly dependent on future acceptance and revenues from a single product, FB-102. FB-102 is our only product candidate at this time and is currently in a Phase 1 clinical trial. Any further development of FB-102 would require substantial capital and time to complete and there is no guarantee that any future clinical trial, if pursued, would be timely or successful, or that FB-102 would be approved or, if approved, that commercialization would be successful.

Forte has no approved products and has a limited operating history, which may make it difficult to evaluate its technology and product development capabilities and predict its future performance.

We are very early in our development efforts of FB-102 and, prior to discontinuing the advancement of FB-401, were early in our clinical development efforts of FB-401.

Prior to the closing of the reverse merger (“Merger”) with Tocagen, Inc. on June 15, 2020, Forte’s predecessor company was formed in 2017 as a privately held company. Forte has no products approved for commercial sale and has not generated any revenue from product sales. Forte’s ability to generate product revenue or profits was dependent on the successful development and eventual commercialization of FB-401 prior to Forte’s decision to discontinue development of FB-401 and, following Forte’s decision to focus on development of FB-102, Forte’s prospects are currently highly dependent on Forte’s ability to successfully develop FB-102. Given the early stage of FB-102, which is currently in a Phase 1 clinical trial, and the highly uncertain nature of early stage drug development, Forte may never be able to develop or commercialize a marketable product.

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

Forte is a clinical-stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB-102, is currently in clinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each year since its inception in 2017. For the year ended December 31, 2023, Forte reported a net loss of $31.5 million. As of December 31, 2023, Forte had an accumulated deficit of $118.5 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB-102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

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

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of December 31, 2023, Forte had approximately $37.1 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-K. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB-102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB-102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
•
the effect of potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from a potential resurgence of the COVID‑19 pandemic, the military conflicts in Eastern Europe and the Middle East, recent and any potential future financial institution failures, and otherwise;
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

In June 2021, Forte filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow Forte to raise up to $300 million in additional capital. On March 31, 2022, Forte entered into an “at-the-market” equity offering program (“ATM Facility”) whereby Forte may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, Forte filed a prospectus supplement to the June 2021 Form S-3 for the offer and sale of the shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, Forte filed an additional prospectus supplement relating to offer and sell an additional $2.7 million of shares of common stock. Forte is currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by Forte pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of Forte’s common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and Forte will remain subject to such limitation for so long as the aggregate market value of Forte’s common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, while the ATM Facility remains in place, Forte remains restricted in its ability to access additional funding from the sale of securities under Form S-3.

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

Forte does not have any committed external source of funds or other support for its development efforts, and Forte cannot be certain that additional funding will be available on acceptable terms, or at all. Until Forte can generate sufficient product or royalty revenue to finance its cash requirements, which Forte may never do, Forte expects to finance its future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If Forte raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. Further, to the extent that Forte raises additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, each existing investors’ ownership interest will be diluted. If Forte raises additional capital through debt financing, Forte would be subject to fixed payment obligations and may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If Forte raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, Forte may have to relinquish certain valuable rights to its product candidate, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Forte also could be required to seek collaborators for one or more of its current or future product candidates at an earlier stage than otherwise would be desirable or relinquish its rights to product candidates or technologies that Forte otherwise would seek to develop or commercialize itself. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the military conflicts in Eastern Europe and the Middle East, the effect of inflationary pressure on the United States capital markets, adverse developments affecting the financial services industry (such as the closure of Silicon Valley Bank in March 2023 and any similar bank closures) and otherwise. If Forte is unable to raise additional capital in sufficient amounts or on terms acceptable to it, Forte may have to significantly delay, scale back or discontinue the development or commercialization of its current product candidate, FB-102, or one or more of its other current or future research and development initiatives. Any of the above events could significantly harm its business, prospects, financial condition and results of operations and cause the price of its common stock to decline.

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

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors. Third-party payors could require Forte to conduct additional studies, including post-marketing studies related to the cost-effectiveness of the product, to qualify for reimbursement, which could be costly and divert its resources. If government and other healthcare payors were not to provide adequate insurance coverage and reimbursement levels for any of its drug products once approved, market acceptance and commercial success would be reduced.

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

Any positive results from its preclinical studies and clinical trials of any product candidates may not necessarily be predictive of the results from required later clinical trials. Similarly, even if Forte is able to complete its current Phase 1 clinical trial and any future clinical trials of FB-102 or any other product candidates according to its current development timeline, the positive results from such clinical trial or future clinical trials may not be replicated in subsequent clinical trial results.

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

While the extent of the impact of the COVID-19 pandemic or other public health outbreaks on Forte’s business and financial results is uncertain, including indirect impact via third parties Forte contracts with, a continued and prolonged public health crisis could have a negative impact on its business, financial condition and operating results. To the extent any global pandemic, such as the COVID-19 pandemic, impact operations in the United States, its clinical studies could be slowed or delayed, or in a more severe scenario, its business, financial condition and operating results could be more severely affected. While the World Health Organization has determined that COVID-19 no longer represents a global health emergency, given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to Forte’s business as a result of the COVID-19 pandemic is difficult to predict, which may increase its costs or expenses.

Forte will need to grow the size of its organization, and may experience difficulties in managing this growth.

As of March 15, 2024, Forte had 9 full-time employees. As its research, development, manufacturing and commercialization plans and strategies develop to focus on the development of FB-102 and any future product candidates, and as Forte continues to transition into operating as a public company, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Forte’s current operations are located in Texas, and Forte or the third parties upon whom Forte depends may be adversely affected by natural disasters or the resurgence of the COVID-19 outbreak or other pandemics, and its business continuity and disaster recovery plans may not adequately protect Forte from a serious disaster.

Forte’s current operations are located in Texas. Any unplanned event, such as flood, fire, tornado, explosion, earthquake, extreme weather condition, medical epidemics, such as the COVID-19 outbreak, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in it being unable to fully utilize its facilities, or the manufacturing facilities of its third-party contract manufacturers, may have a material and adverse effect on its ability to operate its business, particularly on a daily basis, and have significant negative consequences on its financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of its product candidate or interruption of its business operations. Any natural disasters could further disrupt its operations and have a material and adverse effect on its business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented it from using all or a significant portion of its headquarters, that damaged critical infrastructure, such as its research facilities or the manufacturing facilities of its third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for Forte to continue its business for a substantial period of time. As part of its risk management policy, Forte maintains insurance coverage at levels that Forte believes are appropriate for its business. However, in the event of an accident or incident at these facilities, Forte cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If its facilities, or the manufacturing facilities of its third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of its research and development programs may be harmed. Any business interruption may have a material and adverse effect on its business, financial condition, results of operations and prospects.

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

Recent changes to U.S. tax laws, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of Forte’s business and financial condition. For example, on December 22, 2017, former President Trump signed into law the Tax Act, that significantly reformed the Code. The Tax Act, among other things, contains significant changes to corporate taxation, including changes to U.S. federal tax rates, limitation of the tax deduction for interest expense, and the modification and repeal of many business deductions and credits (including the reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). There could be additional changes to existing tax law, including an increase in the corporate and other tax rates. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently considered changes to existing tax law that could adversely affect Forte’s financial condition and results of operations.

Forte’s ability to use net operating losses and research and development credits to offset future taxable income or tax liability may be subject to certain limitations.

As of December 31, 2023, Forte has federal net operating loss carryforwards of $27.2 million, which begin expiring in 2037 and state net operating loss carryforwards of $11.6 million that begin to expire in 2037, unless utilized. These NOL carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Forte’s existing NOL carryforwards may be subject to limitations arising from previous ownership changes, and if Forte undergo an ownership change in connection with or after the Merger, its ability to utilize NOL carryforwards could be further limited by Section 382. In addition, future changes in its stock ownership, many of which are outside of its control, could result in an ownership change under Sections 382. Forte’s NOL carryforwards may also be impaired under state law. Accordingly, Forte may not be able to utilize a material portion of its NOL carryforwards. Furthermore, its ability to utilize its NOL carryforwards is conditioned upon its attaining profitability and generating U.S. federal and state taxable income. As described above, Forte has incurred significant net losses since its inception and anticipates that Forte will continue to incur significant losses for the foreseeable future; and therefore, Forte does not know whether or when Forte will generate the U.S. federal or state taxable income necessary to utilize its NOL carryforwards that are subject to limitation by Sections 382.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

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

•
successful completion of additional preclinical and clinical studies;
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

Inadequate funding for or other disruptions to the FDA, the SEC and other government agencies, including due to public health concerns such as the COVID-19 global pandemic, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the approval of Forte’s product candidates rely, which would negatively impact its business.

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

If a prolonged government shutdown or other disruption occurs, including due to government shutdowns, furloughs, budget constraints, travel restrictions, foreign COVID-19-related policies, staffing shortages, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process its regulatory submissions, which could have a material adverse effect on its business, including its ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

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
•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members;
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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any product candidate Forte develops. For example, the government may implement additional measures in response to any resurgence of the COVID-19 pandemic or other public health emergencies. If the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our marketing applications. Forte cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. To the extent any legislative, administrative, or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, its business may be negatively impacted. In addition, if Forte is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Forte is not able to maintain regulatory compliance, Forte may lose any marketing approval that Forte may have obtained, and Forte may not achieve or sustain profitability.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

In Europe, beginning June 1, 2023, European applications and patents may be subjected to the jurisdiction of the Unified Patent Court (“UPC”) unless those are explicitly opted out. Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. As a single court system can invalidate a European patent, we, where applicable may opt out of the UPC and as such, each European patent would need to be challenged in each individual country.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for United States-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-United States manufacturers.

Although we do not currently own issued patents or pending patent applications that have been generated through the use of United States government funding, we may obtain intellectual property rights in future on patents and patent applications that have been generated through the use of United States government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the United States government has certain rights in inventions developed with government funding. On December 8, 2023, the National Institute of Standards and Technology (NIST) released the Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights (Guidance) to the public for comment. The Guidance represents the first federal framework specifying that price can be a factor in considering whether the government may exercise its march-in authority pursuant to 35 U.S.C. 200 et seq. (Bayh-Dole). These United States government march-in rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations, also referred to as march-in rights. If the United States government exercised its march-in rights in our future intellectual property rights that are generated through the use of United States government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. The United States government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for United States industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States industry may limit our ability to contract with non-United States product manufacturers for products covered by such intellectual property.

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

The field of therapeutics targeting autoimmune and autoimmune-related diseases is competitive and dynamic. Due to the focused research and development that is taking place by several companies, including Forte and its competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, there may be significant intellectual property related litigation and proceedings relating to Forte’s owned, and other third party, intellectual property and proprietary rights in the future.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to autoimmune technologies and in the fields in which Forte is developing its product candidate. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that its product candidate and other technologies may give rise to claims of infringement of the patent rights of others. Forte cannot assure you that its product candidate and other technologies that Forte has developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. Forte may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which Forte is developing its product candidate and other technologies, might assert infringement by future Forte product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover future Forte product candidates or other technologies. It is also possible that patents owned by third parties of which Forte is aware, but which Forte does not believe Forte infringes or that Forte believes Forte has valid defenses to any claims of patent infringement, could be found to be infringed by Forte. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to Forte’s product candidates. As such, we monitor third-party patents in the fields in which Forte is developing its product candidate. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that future Forte product candidates or other technologies may infringe. Generative artificial intelligence (AI) resources that are publicly available also present a risk that Forte may inadvertently obtain, incorporate, or use a third party’s intellectual property. Forte cannot provide any assurances that third-party patents do not exist which might be enforced against its current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting its manufacture or future sales, or, with respect to its future sales, an obligation on its part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

Our common stock is listed on Nasdaq. Nasdaq rules impose certain continued listing requirements, including the minimum $1 bid price, corporate governance standards and number of public stockholders. On September 14, 2023, we were notified by Nasdaq that we are not compliant with its minimum bid price requirement because the closing bid price of our common stock was below $1.00 per share for 30 consecutive trading days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days, or until March 12, 2024 to become compliant. On March 13, 2024, we received an extension of 180 calendar days, or until September 9, 2024 (the “Deadline Date”), to regain compliance with the minimum bid price requirement for a minimum of ten consecutive business days. We have since remained non-compliant with the minimum bid price requirement as our stock price has remained below $1.00 since we received the notice. We are assessing all options to regain compliance. At our annual stockholders’ meeting we have the option to ask our stockholders to approve a reverse stock split in an amount that would satisfy Nasdaq listing requirements. Reverse stock splits are often perceived negatively and announcements of or implementation of a reverse split may cause the market price of our common stock to decline.

If we continue to fail to meet these continued listing requirements through the Deadline Date, Nasdaq may delist our common stock. Reverse splits require the approval of a majority of the votes cast by the stockholders entitled to vote thereon at a stockholder meeting. A reverse stock split typically has the effect of reducing the number of holders of shares in “round lots,” meaning those holding 100 or more shares. Another requirement for being listed on Nasdaq is that the Company have a minimum of 300 round lot holders, so if our stock price falls too low, a reverse split may not be sufficient to solve our Nasdaq non-compliance based on the minimum round lot requirement. If our common stock is delisted, we could face significant material adverse consequences, including:

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $23.53 per share, or approximately 82%, from $28.59 per share as of the close of business on September 2, 2021 to $5.06 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on March 11, 2024, was $0.709 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

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

In addition, as discussed in the “Legal Proceedings” section of this Form 10-K, in August 2023, a stockholder filed a complaint against Forte and its directors and officers related to the Private Placement. Additional lawsuits arising out of the Private Placement may be filed in the future. Regardless of the outcome of any litigation related to the Private Placement, such litigation could result in substantial costs and diversion of management attention and resources, which could significantly harm the company’s profitability and reputation.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts in Ukraine and the Middle East, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such military conflicts, including in Ukraine and the Middle East, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Forte incurs additional costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

As a public company, Forte incurs and will continue to incur significant legal, accounting and other expenses including costs associated with public company reporting requirements. Forte costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as any new requirements implemented by the SEC and Nasdaq. These rules and regulations have increased Forte’s legal and financial compliance costs from when it was a private company and makes some activities more time consuming and costly. These rules and regulations also may make it difficult and expensive for Forte to obtain and maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for Forte to attract and retain qualified individuals to serve on its board of directors or as executive officers, which may adversely affect investor confidence in and could cause Forte’s business or stock price to suffer.

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

The shareholder' rights plan was further amended on July 28, 2023. This second amendment prevents the approval, execution, delivery or performance of the Private Placement (see Note 6 to the consolidated financial statements) from (i) causing or permitting the Rights to be exercised or exchanged, or (ii) causing any investor in the Private Placement or any of their respective affiliates to be deemed an Acquiring Person (as defined in the Rights Agreement) for any purpose under the Rights Agreement.

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

Forte previously identified a material weakness in its internal control over financial reporting related to the review of the annual income tax provision for the year ended December 31, 2022, which had been prepared by a third-party accounting firm that has since been remediated. If Forte experiences material weaknesses in the future or otherwise fails to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock

Forte is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that Forte maintain effective disclosure controls and procedures and internal control over financial reporting. Forte must perform system and process evaluation and testing of its internal control over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting in its Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that Forte incur substantial professional fees and internal costs to expand its accounting and finance functions and that it expends significant management efforts. Forte may experience difficulty in meeting these reporting requirements in a timely manner.

During the audit process related to Forte’s fiscal year ended December 31, 2022, management identified a material weakness in Forte’s controls related to the review of the annual income tax provision which had been prepared by a third-party accounting firm that has since been remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of December 31, 2023 and following the July 2023 Private Placement, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have implemented and maintain processes designed to identify, assess and manage material risks from cybersecurity threats to our computer networks, third party hosted services, communications systems, hardware and software, and our data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and personal information of employees and others (“Information Systems and Data”).

Our information technology consultants help identify, assess and manage the Company’s cybersecurity threats and risks. Our information technology consultants identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: manual and automated cybersecurity tools such as malware scans and; vulnerability testing.

Depending on the environment, we implement and maintain technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate risks from cybersecurity threats to our Information Systems and Data, including, for example: employee training; access controls; data encryption; systems monitoring; regular patching of operating systems and software; and a password policy.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our information technology consultants work with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to perform a variety of functions throughout our business, such as electronic communications service providers, cloud-based file storage service providers, and contract manufacturing and research organizations.

We evaluate the cybersecurity posture of such third-party service providers, including whether such providers maintain appropriate security measures and, where appropriate, require them to implement and maintain reasonable security measures in connection with their work with us. Our Board, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives updates, as needed, on cybersecurity and information technology matters and related risk exposures from our Chief Financial Officer as well as other members of the senior leadership team. The Board also receives updates from management and the Audit Committee on cybersecurity risks. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Item 2. Properties.

We entered into lease agreements in December 2021 for office space in Dallas, Texas and in April 2023 for laboratory space in San Diego, California. These lease agreements are cancellable by the Company with a 30-day notice. We believe that our existing facilities are adequate to meet our current business requirements and that if additional space is required, it will be available on commercially reasonable terms. In addition, we believe that our existing facilities are in good condition, adequate and suitable for their intended purposes.

Item 3. Legal Proceedings.

For discussion of legal proceedings, see Note 6 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Holders of Record

As of March 11, 2024, there were 227 registered stockholders of record. We are unable to estimate the actual number of stockholders as our shares are also held by brokers and other institutions on behalf of our stockholders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2023.

Sales of Unregistered Securities

During the year ended December 31, 2023, there have been no unregistered sales of securities other than previously disclosed by us in our Current Report on Form 8-K, as filed with the SEC on August 1, 2023.

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

Overview

Forte Biosciences, Inc. and its subsidiaries (www.fortebiorx.com) (“Forte”, “we”, “our”) is a clinical-stage biopharmaceutical company whose lead product candidate, FB-102, is currently in a Phase 1 trial. FB-102 is a proprietary molecule with potentially broad autoimmune and autoimmune-related applications including in such indications as graft-versus-host disease (“GvHD”), vitiligo and alopecia areata (“AA”). The Company’s FB-102 program aims to address key pathways implicated in these indications with a CD122 antagonist. CD122 is a subunit of IL-2/IL-15 receptors which are key regulators of NK cells and T cell subsets.

The primary objective of the Phase 1 trial is to assess the safety, tolerability and pharmacokinetics of single and multiple ascending doses of FB-102 under intravenous and subcutaneous administration. Three cohorts of single ascending doses were successfully completed in March 2024. Cohorts of multiple ascending doses have commenced.

We had approximately $37.1 million in cash and cash equivalents as of December 31, 2023. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

On July 31, 2023, the Company issued 15,166,957 shares of the Company’s common stock at a purchase price of $1.006 per Share, and 9,689,293 pre-funded warrants to purchase shares of common stock at a purchase price of $1.005 per pre-funded warrant ("Private Placement"). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the Private Placement were approximately $25 million and the Company incurred $272 thousand in issuance costs. Certain executive officers, senior management, and board members of the Company participated in this Private Placement, purchasing approximately $1.16 million of shares of common stock at a purchase price of $1.01 per share. In connection with the Private Placement, the Company filed a registration statement on Form S-3 that was declared effective on September 8, 2023.

In June 2021, we filed a shelf registration statement on Form S-3 that went effective in June 2021 which allowed us to raise up to $300 million in additional capital. On March 31, 2022, we entered into an “at-the-market” equity offering program (“ATM Facility”) whereby we may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, we filed a prospectus supplement to the June 2021 Form S-3 for the offer and sale of the shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, we filed an additional prospectus supplement relating to offer and sell an additional $2.7 million of shares of common stock. The Company is currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by the Company pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of our common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and we will remain subject to such limitation for so long as the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, while the ATM Facility remains in place, we remain restricted in our ability to access additional funding from the sale of securities under Form S-3.

Intellectual Property

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB-102 program. We also own two pending PCT applications, one pending application in Taiwan, one pending application in Argentina, and three pending US patent applications related to the FB-102 program. The estimated expiration dates of these patents are 2043-2044.

Macroeconomic Environment

Businesses throughout our industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation, the military conflicts in Ukraine and the Middle East, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and other geopolitical tensions. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances.

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments balances.

Other Expense, net

Other expense, net, consists of franchise taxes and foreign exchange gains and losses.

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

Estimates of the fair value of stock-based awards as of the grant date using the Black-Scholes option pricing model are affected by assumptions regarding a number of variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. The volatility input is subjective and generally requires significant analysis and judgment to develop and involves inherent uncertainties and the application of significant judgment. If we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

We will continue to use judgment in evaluating the expected volatility, expected terms and interest rates utilized for our stock-based compensation expense calculations on a prospective basis.

Pre-Funded Warrants

We assessed the pre-funded warrants issued with private equity financing for appropriate equity or liability classification and determined the pre-funded warrants were freestanding instruments that do not meet the definition of a liability in accordance with ASC 480 and do not meet the definition of a derivative in accordance with ASC 815.

The pre-funded warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, are not considered mandatorily redeemable, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the warrants do not provide any guarantee of value or return. Accordingly, the pre-funded warrants are classified as equity and accounted for as a component of additional paid-in capital at the time of issuance.

Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for purposes of computing net loss per share because the shares may be issued for little or no consideration and are exercisable after the original issuance date.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following tables summarize our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$21,862	$5,594	$16,268
General and administrative	10,624	8,302	2,322
Total operating expenses	32,486	13,896	18,590
Interest income	1,124	162	962
Other expense, net	(114)	(145)	31
Net loss	$(31,476)	$(13,879)	$(17,597)

Research and Development Expenses

Research and development expenses were $21.9 million for the year ended December 31, 2023, compared to $5.6 million during the same period in 2022. The increase of $16.3 million was primarily due to a net increase of approximately $9.9 million in manufacturing expense, a net increase of approximately $6.0 million in preclinical and clinical expense as our FB-102 program entered the clinic, and a net increase in payroll and related expense of approximately $0.4 million primarily due to an increase in headcount.

We anticipate research and development expenses to increase in the future as we continue to develop our current lead product candidate, FB-102.

General and Administrative Expenses

General and administrative expenses were $10.6 million for the year ended December 31, 2023 compared to $8.3 million for the same period in 2022. The increase of $2.3 million was primarily due to an increase in professional and legal expense of $2.6 million, an increase in other expense of $0.4 million including rent and personnel expenses, partially offset by a reduction in stock-based compensation expense of $0.7 million . The Company anticipates insurance reimbursements in subsequent quarters for portions of its litigation expense.

Our general and administrative expenses may increase in the future due to increases in professional and advisory fees as we build out our infrastructure to develop FB-102.

Interest Income

The increase in interest income for the year ended December 31, 2023, compared with the same period in the prior year was primarily driven by higher interest income earned from our cash and cash equivalents as a result of higher interest rates.

Other Expense, net

The decrease in other expense, net for the year ended December 31, 2023, compared with the same periods in the prior year was primarily driven by lower franchise tax expenses, partially offset by increased foreign exchange losses, net.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or out-licenses. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was approximately $31.5 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of approximately $118.5 million. We expect to incur operating losses in the future as we develop our current lead product candidate, FB-102.

In June 2021, Forte filed a shelf registration statement on Form S-3 that went effective in June 2021 which allowed Forte to raise up to $300 million in additional capital. On March 31, 2022, Forte entered into an “at-the-market” equity offering program (“ATM Facility”) whereby Forte may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, Forte filed a prospectus supplement to the June 2021 Form S-3 for the offer and sale of the shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, Forte filed an additional prospectus supplement relating to offer and sell an additional $2.7 million of shares of common stock. Forte is currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by Forte pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of Forte’s common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and Forte will remain subject to such limitation for so long as the aggregate market value of Forte’s common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, while the ATM Facility remains in place, Forte remains restricted in its ability to access additional funding from the sale of securities under Form S-3.

We are not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on us. We agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. We issued 6.1 million shares of common stock for gross proceeds of approximately $7.7 million under the ATM Facility from July 1, 2022 through December 31, 2022 and incurred $595 thousand in issuance costs related to the ATM Facility and shelf registration statement.

On July 31, 2023, we issued 15,166,957 shares of our common stock at a purchase price of $1.006 per Share, and 9,689,293 pre-funded warrants to purchase shares of common stock at a purchase price of $1.005 per pre-funded warrant ("in the Private Placement"). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the Private Placement were approximately $25 million and we incurred $272 thousand in issuance costs. Certain executive officers, senior management, and board members participated in this Private Placement, purchasing approximately $1.16 million of shares of common stock at a purchase price of $1.01 per share. In connection with the Private Placement, we filed a registration statement on Form S-3 that was declared effective on September 8, 2023.

We had cash and cash equivalents of approximately $37.1 million as of December 31, 2023. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the filing date of this Form 10-K.

Future Capital Requirements

We have not generated any revenue from product sales or from out-licensing. We do not know when, or if, we will generate any revenue. We expect to incur ongoing losses as we develop our current lead product candidate, FB-102, which has potentially broad application for autoimmune and autoimmune-related indications such as graft-vs-host disease, vitiligo and alopecia areata. FB-102 is currently in Phase 1 clinical development. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•
the initiation and progress of additional clinical trials and preclinical studies for our product candidate;
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

Summary Consolidated Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(28,706)	$(8,185)
Investing activities	47	—
Financing activities	24,684	7,241
Net decrease in cash	$(3,975)	$(944)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $28.7 million and consisted primarily of a net loss of $31.5 million adjusted for non-cash stock-based compensation of $3.3 million and an increase in net operating assets of $0.4 million.

Net cash used in operating activities for the year ended December 31, 2022 was $8.2 million and consisted primarily of a net loss of $13.9 million adjusted for non-cash stock-based compensation of $4.0 million and a decrease in net operating assets of $1.7 million.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 was due to proceeds of $10.1 million from the redemption of U.S. treasury bills partially offset by their purchase of approximately $10.0 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was primarily due to the net proceeds of $24.8 million received from our Private Placement of 15,166,957 shares of the Company’s common stock at a purchase price of $1.006 per share, and 9,689,293 pre-funded warrants to purchase shares of common stock at a purchase price of $1.005 per pre-funded warrant.

Net cash provided by financing activities for the year ended December 31, 2022 primarily consisted of $7.2 million in net proceeds from the sale of shares of our common stock under our ATM Facility.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity pursuant to indemnification agreements. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2023 and 2022.

Contractual Obligations

See Note 6 Commitments and Contingencies to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b‑2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is included in Part IV, Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

Except for the remediation of our previously disclosed material weakness, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Departure of President and Chief Scientific Officer

Dr. Hubert C. Chen ceased employment as the Company’s President and Chief Scientific Officer effective March 15, 2024. Dr. Chen is eligible for the severance benefits set forth in the Change in Control and Severance Agreement, filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022. In connection with Dr. Chen’s departure, Dr. Wagner, our Chief Executive Officer, was appointed as President of the Company effective March 15, 2024.

Increase in Shares Reserved Under Inducement Plan

On March 14, 2024, the Board approved increasing the number of shares of common stock reserved under the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”) by 1,500,000 shares, to a new total of 2,000,000 shares of common stock. As previously disclosed, the Board adopted the Inducement Plan without stockholder approval pursuant to Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the NASDAQ Listing Rules.

The foregoing description of the Inducement Plan is not intended to be complete and is qualified in its entirety by reference to the Inducement Plan, a copy of which is filed as Exhibit 10.7 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be set forth in our Form 10-K/A or our Proxy Statement for the Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference. Our board of directors has adopted a Business and Ethics Code of Conduct (the “Code of Conduct”) that applies to our officers, directors and employees which is available on our website at www.fortebiorx.com. The Code of Conduct contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K.

Item 11. Executive Compensation

The information required by this Item is hereby incorporated by reference to our Form 10-K/A or Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference to our Form 10-K/A or Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference to our Form 10-K/A or Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference to our Form 10-K/A or Definitive Proxy Statement.

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

4.2	Description of Common Stock, incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 10-K filed on February 27, 2020.

4.3

Warrant to Purchase Stock, dated October 30, 2015, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

4.4

Warrant to Purchase Stock, dated October 30, 2015, issued to Silicon Valley Bank, incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574) as amended, originally filed on March 9, 2017.

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

4.11

Amendment No. 1 to Preferred Stock Rights Agreement, dated as of June 26, 2023, by and between Forte Biosciences, Inc. and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 26, 2023.

4.12	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on August 1, 2023.

4.13

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

10.16*+	Amended and Restated 2021 Equity Incentive Plan, and forms of agreements thereunder.

10.17*+	Amended and Restated Non-Employee Director Compensation Policy.

10.18+	Form of Change in Control and Severance Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022.

10.19

Securities Purchase Agreement, dated July 28, 2023, by and among the Company and the Purchasers thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on August 1, 2023.

10.20

Registration Rights Agreement, dated July 28, 2023, by and among the Company and the Purchasers thereto, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on August 1, 2023.

16.1

Letter of Mayer Hoffman McCann P.C. to the Securities and Exchange Commission, dated August 4, 2023, incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K, filed on August 4, 2023.

21.1*	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2023.

23.1*	Consent of Independent Registered Public Accounting Firm (Mayer Hoffman McCann P.C.).

23.2*	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

24.1*	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

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

Forte Biosciences, Inc.

Date: March 18, 2024	By:	/s/ Paul Wagner
Paul Wagner, Ph.D. President & Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2024	By:	/s/ Antony Riley
Antony Riley Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul A. Wagner, Ph.D.	Chairman and Chief Executive Officer	March 18, 2024
Paul A. Wagner, Ph.D.

/s/ Antony Riley	Chief Financial Officer	March 18, 2024
Antony Riley

/s/ Scott Brun, M.D.	Director	March 18, 2024
Scott Brun, M.D.

/s/ Stephen Doberstein, Ph. D.	Director	March 18, 2024
Stephen Doberstein, Ph. D.

/s/ Lawrence Eichenfield, M.D.	Director	March 18, 2024
Lawrence Eichenfield, M.D.

/s/ Barbara K. Finck, M.D.	Director	March 18, 2024
Barbara K. Finck, M.D.

/s/ David Gryska	Director	March 18, 2024
David Gryska

/s/ Steven Kornfeld	Director	March 18, 2024
Steven Kornfeld

/s/ Donald A. Williams	Director	March 18, 2024
Donald A. Williams

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Forte Biosciences, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Forte Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for warrants issued in 2023

As described in Note 7 to the consolidated financial statements, in July 2023, the Company issued 15,166,957 shares of the Company’s common stock and 9,689,293 pre-funded warrants to purchase shares of common stock in a private placement. The Company determined that the July 2023 pre-funded warrants meet the criteria for equity classification and were, therefore, recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital. At December 31, 2023, additional paid-in capital included $24.7 million related to the July 2023 issuance of common stock and prefunded warrants.

We identified the assessment of the accounting for the July 2023 pre-funded warrants to purchase common stock, specifically the classification as liabilities or equity, as a critical audit matter. A high degree of challenging and complex auditor judgment was involved in assessing the warrant features, which required interpretation of complex terms of the agreements in order to apply the appropriate accounting guidance. Additionally, evaluating the Company’s accounting for the pre-funded warrants required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the terms and conditions of the pre-funded warrant agreements and assessed the appropriateness of management’s interpretation and application of the relevant accounting literature, including consideration of whether certain actions were within the Company’s control, to support the equity classification of the warrants on the balance sheet. We involved professionals with specialized skills and knowledge to assist in assessing the appropriateness of conclusions reached by management by (1) evaluating the underlying terms of the pre-funded warrant agreements and (2) assessing the appropriateness of management’s application of the relevant accounting guidance.

We have served as the Company’s auditor since 2023.

/s/ KPMG.

San Diego, California

March 18, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Forte Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Forte Biosciences, Inc. (“Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We served as the Company’s auditor from 2018 to 2023.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 31, 2023

Forte Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value data)

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$37,125	$41,100
Prepaid expenses and other current assets	1,202	411
Total current assets	38,327	41,511

Property and equipment, net	109	—
Other assets	544	486
Total assets	$38,980	$41,997

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,424	$1,153
Accrued liabilities	2,242	2,026
Total current liabilities	3,666	3,179

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 36,335,105 and 21,000,069 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	36	21
Additional paid-in capital	153,794	125,841
Accumulated other comprehensive income	4	—
Accumulated deficit	(118,520)	(87,044)
Total stockholders’ equity	35,314	38,818
Total liabilities and stockholders’ equity	$38,980	$41,997

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$21,862	$5,594
General and administrative	10,624	8,302
Total operating expenses	32,486	13,896
Loss from operations	(32,486)	(13,896)
Interest income	1,124	162
Other expense, net	(114)	(145)
Net loss	$(31,476)	$(13,879)
Per share information:
Net loss per share - basic and diluted	$(1.00)	$(0.80)

Weighted average shares and pre-funded warrants outstanding, basic and diluted	31,571,039	17,383,531

Comprehensive Loss:
Net loss	$(31,476)	$(13,879)
Unrealized gain on available-for-sale securities	4	—
Comprehensive loss	$(31,472)	$(13,879)

The accompanying notes are an integral part of these consolidated financial statements.

F-6

Forte Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance — December 31, 2021	14,754,447	$15	$114,698	$—	$(73,165)	$41,548
Exercise of employee stock options	1,098	—	1	—	—	1
Issuance of common stock under ESPP	5,716	—	11	—	—	11
Issuance of common stock through public equity offering, net of offering costs of $595	6,142,158	6	7,116	—	—	7,122
Issuance of common stock upon vesting of restricted stock units, net	96,650	—	—	—	—	—
Stock based compensation	—	—	4,015	—	—	4,015
Net loss	—	—	—	—	(13,879)	(13,879)
Balance — December 31, 2022	21,000,069	$21	$125,841	$—	$(87,044)	$38,818
Issuance of common stock under ESPP	17,500	—	16	—	—	16
Issuance of common stock and pre-funded warrants in PIPE financing, net of issuance costs of $272	15,166,957	15	24,713	—	—	24,728
Issuance of common stock upon vesting of restricted stock units, net	150,579	—	(60)	—	—	(60)
Stock based compensation	—	—	3,284	—	—	3,284
Unrealized gain on available-for-sale securities	—	—	—	4	—	4
Net loss	—	—	—	—	(31,476)	(31,476)
Balance — December 31, 2023	36,335,105	$36	$153,794	$4	$(118,520)	$35,314

The accompanying notes are an integral part of these consolidated financial statements.

F-7

Forte Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(31,476)	$(13,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9	—
Accretion of debt discount on available-for-sale securities	(131)	—
Stock based compensation expense	3,284	4,015
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(849)	258
Accounts payable	271	207
Accrued liabilities	186	1,214
Net cash used in operating activities	(28,706)	(8,185)

Cash flows from investing activities:
Purchase of available-for-sale securities	(9,965)	—
Proceeds from maturity of available-for-sale securities	10,100	—
Purchase of property and equipment	(88)	—
Net cash provided by investing activities	47	—

Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	24,728	7,229
Proceeds from exercise of employee stock options and issuance of common stock under ESPP	16	12
Taxes paid related to net share settlement of equity awards	(60)	—
Net cash provided by financing activities	24,684	7,241
Net decrease in cash and cash equivalents	(3,975)	(944)
Cash and cash equivalents — beginning of year	41,100	42,044
Cash and cash equivalents — end of year	$37,125	$41,100

Supplemental disclosure of non-cash investing and financing activities:
Purchase of fixed assets recorded in accrued expenses	$30	$—

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences Inc.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com) and its subsidiaries, referred to herein as the “Company” or "Forte", is a clinical- stage biopharmaceutical company focused on developing its FB-102 program which the Company believes has potentially broad applications for autoimmune and autoimmune-related diseases, including graft-versus-host disease ("GvHD"). FB-102 is currently in a Phase 1 clinical trial.

The Company merged with Tocagen, Inc. ("Merger"), a publicly traded biotechnology company, on June 15, 2020. Prior to the Merger, Forte was a privately held company incorporated in Delaware on May 3, 2017. The Company's headquarters is in Dallas, Texas. The Company’s common stock is traded on the Nasdaq stock exchange under the ticker symbol “FBRX”.

Liquidity and Risks

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. As of December 31, 2023, the Company had an accumulated deficit of $118.5 million. The Company used $28.7 million of cash in operating activities during the year ended December 31, 2023. Management expects to continue to incur additional losses in the foreseeable future as the Company focuses its development efforts on advancing FB-102 through clinical trials. From its inception through December 31, 2023, the Company’s financial support has primarily been provided from the sale of its common stock and from the Merger.

The Company had cash and cash equivalents of approximately $37.1 million as of December 31, 2023. The Company’s cash and cash equivalents are held at financial institutions and exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-K.

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

Businesses throughout our industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation the COVID-19 pandemic, the military conflicts in Ukraine and the Middle East, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and other geopolitical tensions. The extent of the impact of these events and circumstances on our business, operations, development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on the Company's development activities, third parties with whom it does business, as well as its impact on regulatory authorities and its key scientific and management personnel. The Company has been and continues to actively monitor the potential impacts that these various events and circumstances may have on its business and the Company takes steps, where warranted, to minimize any potential negative impacts on its business resulting from these events and circumstances.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Forte Subsidiary, Inc. Forte Biosciences Emerald Limited and Forte Biosciences Australia Proprietary Limited. All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

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

Cash and cash equivalents

Cash and cash equivalents include U.S. Treasury bills, money market funds and deposits with commercial banks. Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase.

Available-for-Sale Securities

The Company’s available-for-sale securities primarily consist of U.S. government and agency securities. Securities with maturities from the date of purchase of less than three months are included in cash equivalents. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Realized gains and losses are calculated on the specific identification method and recorded as interest income (loss).

Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Accretion of discounts are recorded in interest income in the consolidated statements of operations and comprehensive loss.

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

The carrying amounts of financial instruments consisting of cash and cash equivalents, accounts payable, accrued liabilities included in the Company’s financial statements are reasonable estimates of fair value, primarily due to their short maturities.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation, subject to review for impairment. Property and equipment, net are depreciated over the estimated useful lives of the assets, generally three to five years, using the straight-line method.

Impairment of Property and Equipment

The Company reviews its property and equipment for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on property and equipment have been recorded for the year ended December 31, 2023 or 2022.

Pre-Funded Warrants

Pre-funded warrants are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement. The pre-funded warrants are equity-classified instruments that were recorded in additional paid-in capital at issuance and are not subject to remeasurement. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants.

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

Patent Costs

Costs related to filing and pursuing patent applications, including direct application fees and the legal and consulting expenses related to making such applications, are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are included in general and administrative expenses within the consolidated statements of operations and comprehensive loss.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions from non-owner sources. Other comprehensive loss includes unrealized gains on available-for-sale securities, which was the only difference between net loss and comprehensive loss for the applicable periods.

Net Loss Per Share

The Company’s net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares, without consideration for common stock equivalents. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation include the pre-funded warrants outstanding during the period as they are exercisable at any time and their exercise requires only nominal consideration for the delivery of shares. As of December 31, 2023, no pre-funded warrants have been exercised and there were pre-funded warrants to purchase an aggregate of 9,689,293 shares of common stock outstanding.

Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period in accordance with the treasury stock method. The following number of unexercised stock options, restricted stock units, warrants, and shares expected to be purchased under the ESPP, which are common stock equivalents, have been excluded from the diluted net loss calculation as their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2023	2022
Options	2,645,278	2,363,195
Restricted stock units	1,055,951	162,201
Warrants	4,434	4,434
ESPP	1,847	—
Total	3,707,510	2,529,830

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

Foreign Currency Transactions

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in currencies other than the US dollar are recorded to other expenses, net in the consolidated statements of operations and comprehensive loss and were not material for the periods presented. The Company's subsidiaries use the U.S. dollar as their functional currency.

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2023 and 2022 consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid professional fees	$413	$—
Prepaid insurance	318	341
Prepaid manufacturing & research expense	306	—
Other	165	70
Total Prepaid Expenses and Other Current Assets	$1,202	$411

Property and Equipment, Net

Property and equipment, net as of December 31, 2023 and 2022 consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Equipment	$100	$—
Furniture and Fixtures	18	—
Property and equipment, at cost	118	—
Less accumulated depreciation	(9)	—
Total property and equipment, net	$109	$—

Other Assets

Other assets as of December 31, 2023 and 2022 consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid insurance	$280	$473
Prepaid professional fees	211	-
Other	53	13
Total Other Assets	$544	$486

Accrued Liabilities

Accrued liabilities as of December 31, 2023 and 2022 consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued manufacturing and clinical expenses	$1,016	$485
Accrued compensation	947	890
Accrued legal and professional fees	276	643
Accrued other expenses	3	8
Total Accrued Liabilities	$2,242	$2,026

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

Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market funds and U.S. Treasury bills were included in cash equivalents in the consolidated balance sheets for the periods presented. The Company obtains the fair value of its Level 2 cash equivalents from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable.

The following tables provides a summary of the assets that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Funds	$5,686	$—	$—	$5,686
U.S. Treasury Bills	$—	$25,164	$—	$25,164
Total	$5,686	$25,164	$—	$30,850

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Funds	$5,061	$—	$—	$5,061
Total	$5,061	$—	$—	$5,061

5. Available-for-sale Securities

The following table summarizes the Company's available-for-sale securities as of December 31, 2023 (in thousands). There were no available-for-sale securities with an unrealized loss as of December 31, 2023. The Company did not have available-for-sale securities as of December 31, 2022.

	December 31, 2023
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Cash equivalents
U.S. Treasury Bills	$25,160	$4	$—	$25,164
Total available-for-sale securities	$25,160	$4	$—	$25,164

As of December 31, 2023, the Company classified available-for-sales as cash equivalents in the consolidated balance sheet because the maturity dates were less than three months from the date of the purchase. The following table summarizes available-for-sale securities by maturity as of December 31, 2023 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,160	$25,164
Due after one year	—	—
Total available-for-sale securities	$25,160	$25,164

6. Commitments and Contingencies

Concentrations of Credit Risk

The Company limits its credit risk associated with its cash and cash equivalents by placing them with financial institutions it believes are highly creditworthy. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand. The Company’s cash accounts significantly exceed FDIC limits.

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer, employee or director is, or was, serving at the Company’s request in such capacity. As of December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

Lease Agreement

The Company has entered into month-to-month lease agreements for certain office and laboratory space. The lease agreements are cancellable by the Company at any time with a 30-day notice. Total rent expense was $129 thousand and $19 thousand for the year ended December 31, 2023 and 2022, respectively.

Clinical and Preclinical Services

The Company has entered into various agreements with third party vendors for preclinical and clinical services. The estimated remaining commitments as of December 31, 2023 under these agreements were approximately $451 thousand. The Company entered into agreements with a clinical research organization ("CRO") in the fourth quarter of 2023 for Phase 1 clinical trials of FB-101, its product candidate. The Company has agreed to pay third-party costs associated with those agreements. The CRO agreements are subject to termination at any time, with or without cause, by the Company, in which case only costs earned or non-cancellable to date of termination would remain subject to reimbursement.

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

On November 3, 2023, Defendants filed a motion to dismiss the Amended Complaint. The Company believes the Plaintiff’s claims are baseless and intend to vigorously defend against them. On January 17, 2024, Plaintiff filed its brief in opposition to Defendants’ motion to dismiss. On February 8, 2024, Defendants filed their reply brief in further support of their motion to dismiss. On February 14, 2024, the Court held a hearing on the motion to dismiss, which is currently pending.

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

Defendants filed a Motion to Dismiss the Complaint on January 16, 2024. On February 6, 2024, the Company filed an Amended Complaint. The Amended Complaint makes many of the same allegations as the original Complaint and alleges two additional federal claims, one brought under Section 16(b) of the Exchange Act for recovery of short swing profits of the Defendants, and the other for declaratory relief under 28 U.S.C. § 2201. On February 15, 2024, the Company also filed a Motion for Relief from the PSLRA Discovery Stay and Speedy Hearing on Declaratory Judgment Act Claim, asking the Court to allow the Company to conduct limited, targeted discovery of documents and communications that demonstrate the full scope of the relationship between all Defendants and for an accounting of all short swing profits and trading records for all shares purchased or sold during the relevant time frame so the Company can fully account for short swing profits. Defendants filed a Motion to Dismiss the Amended Complaint on March 5, 2024, and on March 7, 2024, Defendants also filed a response in opposition to the Company’s Motion for Relief from the PSLRA Discovery Stay and Speedy Hearing on Declaratory Judgment Act.

The Company believes its claims are meritorious and intends to pursue them vigorously to remedy Defendants’ violations of the law.

7. Equity

Preferred Stock

The Company has 10 million authorized shares of Series A Preferred Stock, par value $0.001, with no shares outstanding as of December 31, 2023 and 2022.

Common Stock

On July 31, 2023, the Company issued 15,166,957 shares of the Company’s common stock at a purchase price of $1.006 per Share and 9,689,293 pre-funded warrants to purchase shares of common stock at a purchase price of $1.005 per pre-funded warrant ("Private Placement") in connection with a Securities Purchase Agreement (the “Purchase Agreement”). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The holders of pre-funded warrants may not exercise a pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital. The Purchase Agreement also provides certain investors a participation right in future offerings of the Company’s equity securities. In connection with the Private Placement, the Company filed a registration statement on Form S-3 that was declared effective on September 8, 2023. The gross proceeds of the Private Placement were approximately $25 million and the Company incurred $272 thousand in issuance costs. Certain executive officers, senior management, and board members of the Company participated in this Private Placement, purchasing approximately $1.16 million of shares of common stock at a purchase price of $1.01 per share.

As of December 31, 2023, no pre-funded or common warrants were exercised, and there were pre-funded warrants to purchase an aggregate of 9,689,293 shares of common stock outstanding. The 9,689,293 shares of common stock issuable upon the exercise of the pre-funded warrants is not included in the number of issued and outstanding shares of common stock as of December 31, 2023.

In June 2021, the Company filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow the Company to raise up to $300 million in additional capital. On March 31, 2022, the Company entered into an “at-the-market” equity offering program (“ATM Facility”) whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, the Company filed a prospectus supplement to the June 2021 Form S-3 relating to the offer and sale of the shares pursuant to the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, the Company filed an additional prospectus supplement relating to the offer and sale of shares pursuant to the ATM Facility covering sales of up to an additional $2.7 million of shares of common stock. The Company is not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. The Company has agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. The Company issued 6.1 million shares of common stock for gross proceeds of approximately $7.7 million under the ATM Facility from July 1, 2022 through December 31, 2022 and incurred $595 thousand in issuance costs related to the ATM Facility and shelf registration statement. While the ATM Facility remains in place, it remains restricted in its ability to access additional funding from the sale of securities under Form S-3.

Warrants to purchase 4,434 shares of the Company’s common stock at an exercise price of $140.25 per share which were previously issued by Tocagen, survived the Merger and remained outstanding as of December 31, 2023 and 2022. These warrants have an expiration date of October 30, 2025. These warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

Shares of common stock reserved for future issuance were as follows:

Shares
Pre-funded warrants outstanding	9,689,293
Stock options outstanding	2,645,278
Reserved for issuance under equity incentive plans	2,570,194
RSUs outstanding	1,055,951
Reserved for issuance under employee stock purchase plan	511,022
Warrants outstanding	4,434
Total	16,476,172

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

The Rights were determined to have no value upon issuance and no rights were exercisable as of December 31, 2023.

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

The 2021 Plan was amended and restated in September 2023 to increase the shares available for grant by an additional 2,500,000 shares. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Service-based awards generally vest over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of December 31, 2023, there were 2,495,194 shares available for issuance under the 2021 Plan.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 500,000 shares for future grant under the 2020 Inducement Plan. As of December 31, 2023, there were 75,000 shares available for issuance under the 2020 Inducement Plan.

Stock Options

The risk-free interest rate assumption for stock options is based on the U.S. Treasury yield curve rate at the date of grant with a maturity approximating the expected term of the option.

All option awards generally expire ten years from the date of grant. The expected term assumption for options granted to employees is determined using the simplified method that represents the average of the contractual term of the option and the weighted average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term.

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

The weighted average grant-date fair value of stock options granted in the years ended December 31, 2023 and 2022 was $0.66 and $0.91, respectively. The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Year ended December 31, 2023	Year Ended December 31, 2022
Fair value of common stock	$0.78	$1.47
Risk-free interest rate	4.30%	2.31%
Dividend yield	0.00%	0.00%
Expected term of options (years)	5.62	5.88
Volatility	114.50%	68.75%

The table below summarizes the stock option activity during the year ended December 31, 2023:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2022	2,363,195	$9.29	8.22	$65
Granted	345,000	$0.78	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	(62,917)	$5.85	—	—
Balances at December 31, 2023	2,645,278	$8.26	7.17	$30
Vested and expected to vest at December 31, 2023	2,645,278	$8.26	7.17	$30
Exercisable at December 31, 2023	1,332,746	$12.02	7.00	$5

The aggregate intrinsic value of stock options as of December 31, 2023 is based on the Company’s closing stock price of $0.82 per share.

Restricted Stock Unit Awards

There were 1,100,000 restricted stock units granted during year ended December 31, 2023 with one sixteenth of the restricted stock units vesting every quarter. The Company made a change in accounting estimate in the year ended December 31, 2022 related to the vesting of performance-based restricted stock units. As a result of this change in accounting estimate, $158 thousand of expense that had been previously recognized in 2021 was reversed in the year ended December 31, 2022.

Restricted stock unit award transactions during the year ended December 31, 2023 were as follows:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	162,201	$3.36
Granted	1,100,000	1.01
Forfeited/Cancelled	—	—
Issued as Common Stock	(206,250)	0.90
Outstanding at December 31, 2023	1,055,951	$1.37

The aggregate fair value of RSUs vested during the year ended December 31, 2023 was $186 thousand.

2017 Employee Stock Purchase Plan

In May 2021, the Company’s board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 511,022 shares available for future issuance under the ESPP as of December 31, 2023. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The Company issued 17,500 and 5,716 shares under the ESPP during the year ended December 31, 2023 and 2022, respectively. The ESPP is considered a compensatory plan. The Company recorded stock-based compensation expense related to its ESPP of $12 thousand and $3 thousand for the years ended December 31, 2023 and 2022, respectively.

The fair value of the rights granted to employees under the ESPP was estimated using a Black-Scholes option-pricing model with the following weighted-average valuation assumptions:

	Year ended December 31, 2023	Year Ended December 31, 2022
Fair value of common stock	$1.05	$1.32
Risk-free interest rate	5.20%	2.52%
Dividend yield	0.00%	0.00%
Expected term of options (years)	0.50	0.51
Volatility	119.32%	76.71%

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$1,201	$1,270
General and administrative	2,083	2,745
Total	$3,284	$4,015

As of December 31, 2023, there was unrecognized stock-based compensation expense of $4.1 million related to stock options and restricted stock units with service conditions, which is expected to be recognized over a weighted-average period of 1.68 years. Total unrecognized stock-based compensation as of December 31, 2023 was approximately $0.5 million related to restricted stock units with performance based vesting. The performance based conditions are tied to development milestones which have not been met.

9. Income Taxes

For the years ended December 31, 2023 and 2022, the Company did not record a current or deferred income tax expense or benefit due to a valuation allowance position.

The benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	Year Ended December 31,
	2023		2022
Income tax expense (benefit) at federal statutory rate	$(6,610)	21.0%	$(2,915)	21.0%
Increase/(decrease) in tax resulting from:
State income taxes	—	0.0%	(79)	0.6%
Change in valuation allowance	6,541	-20.8%	2,628	-18.9%
Stock-based compensation expense	60	-0.2%	370	-2.7%
Other	9	0.0%	(4)	0.0%
Total	$—	0.0%	$—	0.0%

The primary components of temporary differences which give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Accrual to cash adjustment	$433	$480
Start-up costs	4,508	2,949
Patent costs	40	40
Stock-based compensation expense	1,627	1,391
Net operating loss	6,515	6,039
Capitalized R&D	4,940	978
Other deferred taxes	11	10
R&D credits	528	328
Total noncurrent deferred tax assets	18,602	12,215
Valuation Allowance	(18,602)	(12,215)
Net deferred tax assets after valuation allowance	$—	$—

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses increased by $4.0 million during the year ended December 31, 2023.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based upon the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2023 and 2022. During 2023 and 2022, the valuation allowance increased by $6.4 million and $2.6 million, respectively.

As of December 31, 2023, the Company has federal and California research and development tax credit carryforwards of approximately $447 thousand and $389 thousand, respectively. The federal research and development tax credits begin to expire in 2041 unless previously utilized. The California credits do not expire.

Net operating losses and tax credit carryforwards as of December 31, 2023are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$27,153	Do Not Expire
Net operating losses, federal (Pre January 1, 2018)	$11	2037
Net operating losses, state	$11,602	2037
Tax credits, federal	$447	2041
Tax credits, state	$389	Indefinite

The Company is subject to taxation in the U.S. and California. As of December 31, 2023, Tocagen’s tax years beginning 2007 to date are subject to examination by federal and California taxing authorities due to the carry forward of unutilized net operating losses and research and development tax credits. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of a company’s net operating loss and tax credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% (by value) within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several equity offerings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the IRC, or could result in a change in control in the future. The Company has not completed an IRC Section 382 and 383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Upon completion of such an analysis, there may be either increases or decreases to the reported amount of the deferred tax assets for net operating losses and federal and California research and development credits. Any change in the amount of the deferred tax assets would have a corresponding change in the valuation allowance, and therefore is not expected to impact the Company’s effective tax rate.

The Company’s policy is to record interest and penalties relating to uncertain tax positions as a component of income tax expense should the Company believe there is an uncertain tax position liability. As of December 31, 2023, and 2022, there was no accrued interest or penalties for uncertain positions. The Company does not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

10. Related Party Transactions

Two members of the Company’s board of directors received cash payments of $9 thousand and $7 thousand for scientific consulting services during the year ended December 31, 2022. The Company had no outstanding accounts payable to either of these directors as of December 31, 2022. There were no related party transactions during the year ended December 31, 2023 other than certain executive officers, senior management, and board members of the Company participating in the Private Placement as described in Note 7 above.