Form 10-K/A
period 2023-12-31
Forte Biosciences, Inc.
filed 2024-04-29
CIK 1419041

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
The number of shares of Registrant’s Common Stock outstanding as of April 19, 2024 was 36,442,380.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm ID: 185	Auditor Name: KPMG LLP	Auditor Location: San Diego, California

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this ”Amendment”) to the Annual Report on Form
10-K
of Forte Biosciences, Inc., a Delaware corporation (referred to as “FBRX,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (SEC) on March 18, 2024 (the “Original Filing”), is being filed for the purpose of including the information required by Part III of Form
10-K.
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

1

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors currently consists of eight (8) directors, six (6) of whom are independent within the meaning of the listing standards of The Nasdaq Stock Market LLC. Our board of directors is divided into three classes with staggered three-year terms. Thus, at each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring.

The following table sets forth the names and certain other information about each of our current directors. All information is as of April 19, 2024:

Name	Age	Position(s)
Paul A. Wagner, Ph.D.	53	Chairman and Chief Executive Officer
Lawrence Eichenfield, M.D.(2)	66	Director
David Gryska (1)	68	Director
Scott Brun, M.D.(2) (3)	56	Director
Steven Kornfeld (1)(2)(3)	56	Director, Chair of Compensation Committee, and Chair of Nominating and Corporate Governance Committee
Stephen K. Doberstein, Ph.D. (2)	65	Director
Donald A. Williams (1)(3)	65	Director and Chair of Audit Committee
Barbara K. Finck, M.D.	77	Director

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Corporate Governance Committee

Paul A. Wagner, Ph.D.

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

Lawrence Eichenfield, M.D.

Dr. Eichenfield has served as a member of our board of directors since June 2020. Dr. Eichenfield is chief of pediatric and adolescent dermatology at Rady Children’s Hospital-San Diego, as well as vice chair of the Department of Dermatology and a professor of dermatology and pediatrics at UC San Diego School of Medicine. Dr. Eichenfield is past president of the Society for Pediatric Dermatology, has served on the board of the American Academy of Dermatology, and served as chair for the 69th Annual Meeting of the American Academy of Dermatology. Dr. Eichenfield is also a founding board member of the American Acne & Rosacea Society and is a founder and past co-chair of the Pediatric Dermatology Research Alliance, a collaborative research network. Mr. Eichenfield serves on the board of directors Verrica Pharmaceuticals, Inc. (NASDAQ:VRCA). Dr. Eichenfield earned his medical degree from Mount Sinai School of Medicine in New York, was a pediatric resident and chief resident at Children’s Hospital of Philadelphia, and completed dermatology training at the hospital of the University of Pennsylvania. Dr. Eichenfield is board certified in pediatrics, dermatology and pediatric dermatology. Dr. Eichenfield has been honored as a member of the Alpha Omega Alpha Honor Society during medical school, and as a recipient of the Benjamin Ritter Award at Children’s Hospital of Philadelphia and excellence in teaching awards from UC San Diego Pediatrics, UC San Diego Dermatology and Rady Children’s Hospital-San Diego.

We believe Dr. Eichenfield is qualified to serve on our board of directors due to his medical expertise.

David Gryska

Mr. Gryska has served as a member of our board of directors since January 2023. Mr. Gryska has over 35 years of experience as a senior financial executive at life sciences and biotechnology companies. Mr. Gryska served as Executive Vice President and Chief Financial Officer of Incyte Corporation, a pharmaceutical company, from October 2014 to December 2018. Additionally, Mr. Gryska served as Chief Operating Officer and a director of Myrexis, Inc., a biopharmaceutical company, from May 2012 to December 2012. From December 2006 to October 2010, Mr. Gryska served as Senior Vice President and Chief Financial Officer of Celgene Corporation, a pharmaceutical company. From October 2004 to December 2006, Mr. Gryska was a principal at Strategic Consulting Group, where he provided strategic consulting to early-stage biotechnology companies. Previously, Mr. Gryska served at Scios, Inc., a biopharmaceutical company, as Senior Vice President and Chief Financial Officer from 2000 to 2004, and as Vice President of Finance and Chief Financial Officer from 1998 to 2000. Scios was acquired by Johnson & Johnson in 2003. From 1993 to 1998, Mr. Gryska served as Vice President, Finance and Chief Financial Officer at Cardiac Pathways, a medical device company later acquired by Boston Scientific Corporation. Prior to Cardiac Pathways, Mr. Gryska served as a partner at Ernst & Young (EY) in California. Mr. Gryska serves on the board of directors of Mind Medicine Inc. (NASDAQ:MNMD) and previously served on the board of directors of Seagen Inc. (NASDAQ:SGEN) from 2005 to 2023. In the past 20 years, Mr. Gryska served as a director for five other public biotechnology companies, including Aerie Pharmaceuticals, Inc. from 2012 to 2015 and then again from 2018 to 2022, GW Pharmaceuticals plc from 2020 to 2021, and PDL BioPharma, Inc. from 2014 to 2020. Mr. Gryska holds a B.A. in Accounting and Finance from Loyola University and an M.B.A. from Golden Gate University.

We believe Mr. Gryska is qualified to serve on our board of directors due to his business expertise in biotechnology companies.

Scott Brun, M.D.

Dr. Brun has served as a member of our Board since November 2022. Dr. Brun is currently President at Gold Mast Consulting, LLC, an advisory firm he founded to provide technical advice and strategic guidance related to biopharmaceutical research and development, pipeline portfolio management, commercialization of new therapeutics and strategic communications related to R&D activities. Dr. Brun is a Venture Partner at Abingworth LLP, and a Senior Medical Advisor at Launch Therapeutics. Recently, Dr. Brun was also a Senior Advisor to the business development team at Horizon Therapeutics plc (Nasdaq:HZNP) from January 2020 to January 2023. Prior to his current roles, Dr. Brun had two decades of experience in various leadership roles at AbbVie, Inc., including 15 years at the predecessor company, Abbott Laboratories. He was most recently Vice President of Scientific Affairs and Head of AbbVie Ventures, a corporate venture fund responsible for investment opportunities within AbbVie’s R&D therapeutic areas as well as technology platforms of interest from March 2016 to March 2019. Previously, Dr. Brun served as Vice President and Head of Pharmaceutical Development at AbbVie from November 2012 to March 2016. Prior to joining AbbVie, Dr. Brun spent over 15 years at Abbott Laboratories, where he held positions of increasing leadership responsibility in drug development within the R&D organization. Dr. Brun is a member of the board of directors of Cabaletta Bio, Inc. (Nasdaq: CABA) and Jasper Therapeutics (Nasdaq: JSPR), both biopharmaceutical companies. Dr. Brun is also a member of the board of directors of Axial Biotherapeutics, Inc. and Trishula Therapeutics, Inc., both private, clinical-stage biopharmaceutical companies. Dr. Brun received his B.S. in Biochemistry from the University of Illinois at Urbana-Champaign and earned his M.D. from the Johns Hopkins University School of Medicine. He completed his residency in ophthalmology at the Massachusetts Eye and Ear Infirmary, Harvard Medical School.

We believe Dr. Brun is qualified to serve on our board of directors due to his extensive experience advising and leading biotechnology companies.

Steven Kornfeld

Mr. Kornfeld has been a member of the board of directors since June 2020. Mr. Kornfeld has been the Chief Strategy Officer of Joyous PBC, a public benefit corporation focused on mental health, since April 2024. Mr. Kornfeld has served as a partner at Castle Peak Partners LLC, an investment firm, since February 2020. Mr. Kornfeld serves as a Board Observer of Lark Health, an AI powered platform for managing chronic diseases. Mr. Kornfeld was previously Portfolio Manager, Research Analyst and Health Care Sector Team Leader for Franklin Templeton Investments from January 2001 until February 2020; and was a Co-Manager of the Franklin Biotechnology Discovery Fund since 2015. Mr. Kornfeld had previously served as a Lead and Co-Manager on several portfolios at Franklin. Mr. Kornfeld received an M.B.A. from Northwestern University’s Kellogg Graduate School of Management and a bachelor’s degree from the Wharton School of Business at the University of Pennsylvania. Mr. Kornfeld is also a CFA charter holder.

We believe Mr. Kornfeld is qualified to serve on our board of directors because of his educational background and extensive experience in investing in biotechnology companies.

Stephen K. Doberstein, Ph.D.

Dr. Doberstein has served as a member of our board of directors since May 2022. Dr. Doberstein has been a principal of Kahiliholo Consulting, LLC, a biotechnology consulting company, since February 2020. Dr. Doberstein previously served as Senior Vice President and Chief Scientific Fellow of Nektar Therapeutics, Inc., a biopharmaceutical company, from October 2019 to March 2020. Prior to that, Dr. Doberstein served as Senior Vice President, R&D and Chief Research and Development Officer at Nektar from November 2017 to October 2019 and as Senior Vice President, Research and Chief Scientific Officer from January 2010 to November 2017. Prior to that, Dr. Doberstein served as the vice president of research for various biopharmaceutical companies. Dr. Doberstein was a member of the board of directors of Dicerna Pharmaceuticals, Inc. from February 2020 until January 2022, and is an advisory board member for a number of companies and non-profits. Dr. Doberstein has a B.S. in Chemical Engineering from the University of Delaware and received his Ph.D. in biochemistry and cell and molecular biology from Johns Hopkins University School of Medicine.

We believe Dr. Doberstein is qualified to serve on our board of directors due to his experience in the life sciences industry.

Donald A. Williams

Mr. Williams has served as a member of our board of directors since June 2020. Mr. Williams is a veteran of the public accounting industry for over three decades, having spent 18 years as a Partner with Ernst & Young LLP, and seven years as a Partner with Grant Thornton LLP. Mr. Williams’ career focused on private and public companies in the technology and life sciences sectors. During his time at Grant Thornton from 2007 to 2014, he served as the national leader of Grant Thornton’s life sciences practice and the managing partner of the San Diego Office. He was the lead partner for both Ernst & Young and Grant Thornton on multiple initial public offerings, secondary offerings, private and public debt financings, as well as numerous mergers and acquisitions. From 2001 to 2014, Mr. Williams served on the Board of Directors and is past President and Chairman of the San Diego Venture Group. Mr. Williams also serves as a director of Akari Therapeutics Plc (Nasdaq:AKTX) and Palisade Bio, Inc. (Nasdaq: PALI). Mr. Williams earned a B.S. degree from Southern Illinois University.

We believe Mr. Williams is qualified to serve on our board of directors because he brings extensive experience from his time in the life sciences industry as a financial service provider providing accounting services and as a public company board member.

Barbara K. Finck, M.D.

Dr. Finck has been a member of the board of directors since March 2022 and as our Chief Medical Clinician since March 2024. Dr. Finck has served as a clinical advisor to Coherus Biosciences since August 2022. Dr. Finck previously served as Chief Medical Officer, Inc. of Coherus Biosciences from August 2019 to August 2022 and prior to that served as Coherus’ Chief Clinical Advisor form January 2019 to August 2019 and Chief Medical Officer from July 2012 to December 2018. Dr. Finck previously served as Senior Vice President and Chief Medical Officer of NKT Therapeutics Inc., a biopharmaceutical company, from September 2010 to July 2012. Prior to that, from June 2007 to June 2010, Dr. Finck served as Senior Vice President of Research and Development and Chief Medical Officer at Osprey Pharmaceuticals U.S.A., Inc., a biopharmaceutical company. Prior to that, Dr. Finck served as an executive for various biopharmaceutical companies. Dr. Finck serves as director of Comera Life Sciences, a biopharmaceutical company. Dr. Finck has a B.S. in Physiological Psychology from the University of California, Santa Barbara and received her M.D. and post-doctorate training in internal medicine and rheumatology from the University of California, San Francisco School of Medicine. Dr. Finck is board certified in internal medicine.

We believe Dr. Finck is qualified to serve on our board of directors because of her extensive experience in the life sciences industry and medical expertise.

Executive Officers

The following table provides information regarding our executive officers as of April 19, 2024:

Name	Age	Position(s)
Paul A. Wagner, Ph.D.	53	Director, Chairman, Chief Executive Officer and President
Antony Riley	57	Chief Financial Officer

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

Our board of directors has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Mr. Williams, Mr. Kornfeld, Dr. Eichenfield, Dr. Brun, Mr. Gryska, and Dr. Doberstein, representing six (6) of our eight (8) directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the listing standards of Nasdaq. Paul A. Wagner, Ph.D. is not considered an independent director because of his position as our chief executive officer. Barbara Finck, M.D. is not considered an independent director because of her compensation provided as our Chief Medical Clinician.

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

Our audit committee operates under a written charter that satisfies the applicable listing standards of Nasdaq. A copy of the charter of our audit committee is available on our website at www.fortebiorx.com/investor-relations/corporate-governance/governance-documents. Our audit committee held seven meetings in 2023.

Compensation Committee

The current members of our compensation committee are Mr. Kornfeld, Dr. Eichenfield, Dr. Doberstein and Dr. Brun. Mr. Kornfeld is the chairperson of our compensation committee. Our board of directors has determined that each member of our compensation committee meets the requirements for independence for compensation committee members under the rules and regulations of the SEC and the listing standards of Nasdaq. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. Our compensation committee is responsible for, among other things:

•	reviewing, modifying, approving or making recommendations to our board of directors regarding the overall compensation strategy and policies;

•	making recommendations to our board of directors regarding the compensation and other terms of employment of the Company’s chief executive officer;

•	reviewing, approving and administering our employee benefit and equity incentive plans;

•	establishing and reviewing the compensation plans and programs of our employees, and ensuring that they are consistent with our general compensation strategy;

•	monitoring compliance with any stock ownership guidelines;

•	reviewing the independence of any proposed compensation consultant, legal counsel or other advisor; and

•	making recommendations to our board of directors regarding non-employee director compensation.

Our compensation committee operates under a written charter that satisfies the applicable listing standards of Nasdaq. A copy of the charter of our compensation committee is available on our website at www.fortebiorx.com/investor-relations/corporate-governance/governance-documents. Our compensation committee held one meeting during 2023.

Nominating and Corporate Governance Committee

The current members of our nominating and corporate governance committee are Mr. Kornfeld, Mr. Brun and Mr. Williams. Mr. Kornfeld is the chairperson of our nominating and corporate governance committee. Prior to the appointment of Mr. Brun in March 2024 in connection with Dr. Finck’s appointment as our Chief Medical Clinician, Dr. Finck served as a member of the nominating and corporate governance committee. Our board of directors has determined that each member of our nominating and corporate governance committee meets the requirements for independence for compensation committee members under the listing standards of Nasdaq. Our nominating and corporate governance committee is responsible for, among other things:

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

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of Nasdaq. A copy of the charter of our nominating and corporate governance committee is available on our website at www.fortebiorx.com/investor-relations/corporate-governance/governance-documents. Our nominating and corporate governance committee held no meetings during 2023.

Attendance at Board and Stockholder Meetings

Our board of directors held eight meetings (including regularly scheduled and special meetings) in 2023, and each of our directors attended at least 75% of the aggregate of (1) the total number of meetings of the board of directors held during the period for which he or she has been a director and (2) the total number of meetings held by all committees on which he or she served during the periods that he or she served.

Compensation Committee Interlocks and Insider Participation

During 2023, the members of our compensation committee were Mr. Kornfeld, Dr. Eichenfield, Dr. Doberstein, Dr. Brun, and Patricia Walker, M.D., Ph.D. (until January 6, 2023). None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Considerations in Evaluating Director Nominees

Our nominating and corporate governance committee uses a variety of methods for identifying and evaluating potential director nominees. In its evaluation of director candidates, including the current directors eligible for re-election, our nominating and corporate governance committee will consider the current size and composition of our board and the needs of our board and the respective committees of our board and other director qualifications. While our board has not established minimum qualifications for board members, some of the factors that our nominating and corporate governance committee considers in assessing director nominee qualifications include, without limitation, issues of character, professional ethics and integrity, judgment, business experience and diversity, and with respect to diversity, such factors as race, ethnicity, gender, differences in professional background, age and geography, as well as other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on our board. Although our board does not maintain a specific policy with respect to board diversity, our board believes that the board should be a diverse body, and the nominating and corporate governance committee considers a broad range of perspectives, backgrounds and experiences.

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

After completing its review and evaluation of director candidates, our nominating and corporate governance committee recommends to our full board the director nominees for selection. Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors and our board has the final authority in determining the selection of director candidates for nomination to our board.

Board Diversity Matrix

The table below provides certain highlights of the composition of the members of our board of directors as of April 19, 2024. Each of the categories listed in the table below has the meaning set forth in Nasdaq Listing Rule 5605(f).

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

Stockholder Recommendations and Nominations to our Board of Directors

Our nominating and corporate governance committee will consider recommendations and nominations for candidates to our board from stockholders in the same manner as candidates recommended to the committee from other sources, so long as such recommendations and nominations comply with our amended and restated certificate of incorporation and amended and restated bylaws, all applicable company policies and all applicable laws, rules and regulations, including those promulgated by the SEC. Our nominating and corporate governance committee will evaluate such recommendations in accordance with its charter, our bylaws and the director nominee criteria described above.

A stockholder that wants to recommend a candidate to our board should direct the recommendation in writing by letter to our corporate secretary at Forte Biosciences, Inc., 3060 Pegasus Park Drive, Building 6, Dallas, Texas 75247, Attention: Corporate Secretary. Such recommendation must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between the candidate and us and evidence of the recommending stockholder’s ownership of our capital stock. Such recommendation must also include a statement from the recommending stockholder in support of the candidate. Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors.

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

Director Compensation

Under our amended and restated non-employee director compensation policy, directors who are not serving as an employee of or consultant to the Company (each, a “Eligible Director”, and together, “Eligible Directors”) will receive compensation in the form of cash and equity, as described below. We also reimburse our non-employee directors for expenses incurred in connection with attending board and committee meetings as well as continuing director education. Our compensation committee has primary responsibility for reviewing and approving the compensation paid to Eligible Directors. Our compensation committee reviews at least annually the type and form of compensation paid to Eligible Directors.

Cash Compensation

Under our amended and restated non-employee director compensation policy in 2023, each Eligible Director was paid an annual cash retainer of $40,000. In March 2024, our board of directors, upon the recommendation of our compensation committee, approved an amended and restated non-employee director compensation policy pursuant to which each Eligible Director will be paid an annual cash retainer of $42,500. In addition, each Eligible Director is entitled to receive the following cash compensation for his or her services under the policy:

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

Each Eligible Director who serves as a committee chair receives only the additional annual cash fee as the chair of the committee, and not the additional annual fee as a member of the committee. All cash payments to Eligible Directors are paid quarterly in arrears on a prorated basis. The above-listed fees for service as chair or members of committees are payable in addition to the Eligible Director retainer.

Equity Compensation

Initial Options. Each person who first becomes an Eligible Director after the effective date of the amended and restated non-employee director compensation policy will receive, on the first trading day on or after the date that the person first becomes an Eligible Director, an initial award (or, the “Initial Award”) of stock options to purchase 50,000 shares of our common stock. The Initial Award will be scheduled to vest in equal installments as to 1/36th of the shares of our common stock subject to the Initial Award on a monthly basis following the Initial Award’s grant date, on the same day of the month as the grant date, subject to continued services to us through the applicable vesting dates. If the person was a member of our board of directors and also an employee or consultant, then becoming a non-employee director due to termination of employment or consulting arrangement will not entitle the person to an Initial Award.

Annual Options. Each continuing Eligible Director automatically will receive, on the date of each annual meeting of our stockholders, an annual award (or, the “Annual Award)” of stock options to purchase 50,000 shares of our common stock. Each Annual Award will be scheduled to vest as to 1/12th shares subject to the Annual Award on a monthly basis following the Annual Award’s grant date on the same day of the month as such grant date (or the last day of the month, if there is no corresponding day in such month), or if earlier, the day immediately before the date of the next annual meeting that occurs after the Annual Award’s grant date, subject to continued services to us through the applicable vesting date.

Change in Control. In the event of a change in control, as defined in our 2021 Equity Incentive Plan, each Eligible Director’s then outstanding company equity awards covering shares of our common stock will accelerate vesting in full, provided that he or she continues to provide services to the Company through the date of our change in control.

Other Award Terms. Each Initial Award and Annual Award is granted under our 2021 Equity Incentive Plan (or its successor plan, as applicable) and form of award agreement under such plan. These awards have a maximum term to expiration of 10 years from their grant and a per share exercise price equal to 100% of the fair market value of a share of our common stock on the award’s grant date.

Consulting Agreement with Barbara W. Finck, M.D.

On March 14, 2024, the board of directors approved a consulting agreement with Dr. Finck pursuant to which Dr. Finck shall serve as the Chief Medical Clinician to the Company. Dr. Finck will be paid $50,000 per month for the duration of the consulting agreement and will not receive the compensation provided for non-employee directors under the Non-Employee Director Compensation Policy described above during the consulting period. The consulting agreement also provides for a stock option to purchase 175,000 shares of Forte’s common stock, which was granted to Dr. Finck on March 21, 2024.

Director Compensation for Fiscal 2023

The following table sets forth information regarding the total compensation awarded to, earned by or paid to our non-employee directors for their service on our board of directors, for the fiscal year ended December 31, 2023. Directors who are also our employees receive no additional compensation for their service as directors. During 2023, Dr. Wagner was an employee and executive officer of the company and therefore, did not receive compensation as a director.

Name	Fees Paid or Earned in Cash ($)		Option Awards (1) ($)	All Other Compensation ($)		Total ($)
Steven Kornfeld	81,000		16,728			97,728
Scott Brun, M.D.	46,000		16,728			62,728
Lawrence Eichenfield, M.D.	46,000		16,728			62,728
Stephen K. Doberstein, Ph.D.	46,000		16,728			62,728
Barbara K. Finck, M.D.	45,000		16,728			61,728
Donald A. Williams	69,000		16,728			85,728
David Gryska	46,800		57,503			104,303
Patricia Walker, M.D., Ph.D.	800	(2)		50,000	(3)	50,800

(1)

This column reflects the aggregate grant date fair value of option awards granted to the director in the applicable fiscal year, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation (Topic 718). See Note 8 to our financial statements for the year ended December 31, 2023 included in this Annual Report for a discussion of the assumptions made by us in determining the grant date fair value of our equity awards.

(2)

Dr. Walker resigned from the board of directors effective January 6, 2023. This represents a pro-rated amount for the period of time Dr. Walker was a member of the board of directors in the fiscal year ended December 31, 2023.

(3)	This amount represents fees paid to Dr. Walker for consulting services provided following her resignation from our board of directors.

The following table lists all outstanding equity awards held by non-employee directors as of December 31, 2023:

Name	Number of Shares Underlying Outstanding Stock Awards	Number of Shares Underlying Outstanding Options
Steven Kornfeld	—	125,000
Scott Brun, M.D.	—	75,000
Lawrence Eichenfield, M.D.	—	146,081
Donald A. Williams	—	125,000
Barbara K. Finck, M.D.	—	104,166
Stephen K. Doberstein, Ph.D.	—	100,000
David Gryska	—	75,000

Item 11. Executive Compensation

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. Typically, our Chief Executive Officer makes recommendations to our compensation committee, often attends committee meetings and is involved in the determination of compensation for the respective executive officers who report to him, except that the Chief Executive Officer does not make recommendations as to his own compensation. Our Chief Executive Officer makes recommendations to our compensation committee regarding short- and long-term compensation for all executive officers (other than himself) based on our results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement. Our compensation committee then reviews the recommendations and other data. Our compensation committee makes decisions as to total compensation for each executive officer, although it may instead, in its discretion, make recommendations to our board of directors regarding executive compensation for its approval. The compensation committee makes recommendations to our board of directors regarding our Chief Executive Officer’s compensation.

Our named executive officers, consisting of our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer), as of December 31, 2023, were:

•	Paul A. Wagner, Ph.D., our Chairman, Chief Executive Officer and President;

•	Antony A. Riley, our Chief Financial Officer; and

•	Hubert C. Chen, M.D., our former President and Chief Medical Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation reportable for our named executive officers for fiscal 2023 and prior years where applicable, as determined under SEC rules.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)	Total ($)
Paul A. Wagner, Ph.D. Chairman and Chief Executive Officer	2023	619,500	—	489,950	—	340,725	—	1,450,175
	2022	590,000	324,500	—	313,110		—	1,227,610
Antony Riley Chief Financial Officer	2023	418,000	—	154,500	—	150,480	—	722,980
	2022	380,000	152,000	—	78,278		—	610,278
Hubert C. Chen, M.D. (3) President and Chief Medical Officer	2023	450,000	—	123,600	—		—	573,600
	2022	255,682	102,575	—	211,600		—	569,857

(1)

These columns reflect the aggregate grant date fair value of stock and option awards granted to the officer in the applicable fiscal year, computed in accordance with FASB ASC Topic 718. See Note 8 to our financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023.

(2)	These amounts represent cash bonuses earned based upon the achievement of company goals and objectives for the applicable year, each of which were paid in the subsequent fiscal year.
(3)	The salary for Dr. Chen for 2022 is based on a start date of June 7, 2022 and a base salary of $450,000.

Non-Equity Incentive Plan Compensation

At the beginning of 2023, we adopted bonus target goals and objectives for our executive employees that provides for cash incentives for performance in 2023. The 2023 bonus opportunities for our executives were based on the assessment of our board of directors of the achievement of such goals and objectives that were established by our board of directors, for the applicable year as well as other achievements which occurred during the year. The company goals and objectives for 2023 consisted primarily of financing, clinical, pre-clinical and corporate development goals. Based on our performance against the approved company goals and objectives and other operational milestones during the year, our board of directors determined to provide bonuses to our executive officers at a percentage of the target level for each eligible executive officer.

The amounts in the Summary Compensation Table under the column “Non-equity incentive plan compensation” are based on the named executive officer’s target bonus amount multiplied by the achievement percentage set by our board of directors, consistent with the determinations under the 2023 bonus target goals and objectives.

Employment Arrangements

Each of our current executive officers has executed our standard form of confidential information, invention assignment and arbitration agreement.

Forte has entered into offer letters with each of its named executive officers (the “Offer Letters”). The Offer Letters supersede all other or prior agreements with respect to Forte’s named executive officers’ employment terms. Employment under the Offer Letters is at will and may be terminated at any time by Forte or by the applicable named executive officer. As of March 14, 2023, and effective as of January 1, 2024, each named executive officer is entitled to: (i) an annual base salary, currently $644,280 in the case of Dr. Wagner and $434,720 in the case of Mr. Riley, and (ii) a discretionary annual bonus, 55% of his annual base salary in the case of Dr. Wagner and 40% of his annual base salary in the case of Mr. Riley, based on achievement of performance objectives to be determined by Forte’s board of directors.

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

Outstanding Equity Awards at Fiscal 2023 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2023.

	Option Awards					Stock Awards
Name	Date of Grant	Number of Securities Underlying Exercisable Options	Number of Securities Underlying Unexercisable Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Paul A. Wagner, Ph.D.	12/19/2018	—	421,652	0.86	12/19/2028
	4/9/2021	76,666	58,334	39.66	4/8/2031
	1/17/2022	143,750	156,250	1.72	1/16/2032
	11/12/2021					87,797	294,998
	3/23/2023					406,250	398,084
Antony Riley	3/29/2020	9,882	659	1.24	3/29/2030
	6/30/2020	70,312	4,688	14.58	6/29/2030
	4/9/2021	28,333	14,167	39.66	4/8/2031
	1/17/2022	35,937	39,063	1.72	1/16/2032
	11/12/2021					74,404	249,997
	2/25/2023					121,875	125,531
Hubert C. Chen, M.D.	6/7/2022	93,750	156,250	1.30	6/7/2032
	2/25/2023					97,500	100,425

Recent Option Grants

In March 2024, Forte’s board of directors, upon recommendation from the Compensation Committee, granted an option award of 1,100,000 shares of Forte common stock to Dr. Wagner. Additionally, the Compensation Committee granted an option award of 350,000 shares Forte common stock to Mr. Riley. Each option grant was granted under the 2021 Equity Incentive Plan and the form of option agreement thereunder. Subject to the applicable individual continuing to be a service provider to Forte through such date, 25% of the shares subject to each such option shall vest on the one year anniversary of the grant date and 1/48th of the shares subject to each option shall vest each month thereafter.

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

Equity Benefit Plans

The following table provides information as of December 31, 2023 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and RSUs	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders
2021 Equity Incentive Plan(1)	2,420,387	$4,40	2,495,194
2018 Equity Incentive Plan (2)	473,259	$0.88	—
2017 Equity Incentive Plan(3)	382,583	$28,55	—
2017 Employee Stock Purchase Plan(4)	—	$—	511,022
Equity compensation plans not approved by security holders
2020 Inducement Equity Incentive Plan(5)	425,000	$10.59	75,000

TOTAL	3,701,229		3,081,216

(1)

Our board of directors adopted, and our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan was most recently amended and restated in September 2023 to increase the number of shares reserved for issuance under the 2021 Plan by 2,500,000 shares, as approved by our stockholders at our 2023 annual meeting.

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

(5)

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 500,000 shares for future grant under the 2020 Inducement Plan. As of December 31, 2023, there were 75,000 shares available for issuance under the 2020 Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules. On March 14, 2024, our board of directors approved an increase to the 2020 Inducement Plan of 1,500,000 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of April 19, 2024 by:

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

We have based our calculation of the percentage of beneficial ownership on 36,442,380 shares of our common stock outstanding as of April 19, 2024. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of April 19, 2024 or issuable pursuant to RSUs which are subject to vesting and settlement conditions expected to occur within 60 days of April 19, 2024, to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each person or entity listed in the table is c/o Forte Biosciences, Inc., 3060 Pegasus Park Drive, Building 6, Dallas, Texas 75247.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Greater than 5% Stockholders:
Entities Affiliated with Farallon Capital Partners, L.P. (1)	3,793,497	9.9%
Perceptive Advisors LLC(2)	3,633,635	9.9%
Entities Affiliated with Tybourne Capital Management (HK) LTD(3)	3,630,468	9.9%
Paul A. Wagner, Ph.D. (4)	2,158,965	5.9%
Funicular Funds, LP (5)	2,031,987	5.6%
Alger Associates, Inc. (6)	1,838,965	5.1%
Named Executive Officers and Directors:
Paul A. Wagner, Ph.D. (4)	2,158,965	5.9%
Antony Riley (7)	358,972	*
Steven Kornfeld (8)	215,675	*
Hubert C. Chen, M.D. (9)	202,780	*
David Gryska (10)	188,791	*
Donald A. Williams (11)	176,071	*
Lawrence Eichenfield, M.D. (12)	137,747	*
Barbara K. Finck, M.D. (13)	83,332	*
Stephen K. Doberstein, Ph.D. (14)	76,388	*
Scott Brun, M.D. (15)	43,054	*
All directors and executive officers as a group (9 persons)	3,438,995	9.9%

*	Represents less than 1%.
(1)

Based solely on the most recently available Schedule 13G filed with the SEC on February 14, 2024, consists of (i) 1,810,455 shares of common stock and (ii) pre-funded warrants exercisable for up to 1,983,042 shares of common stock held directly by the Farallon Funds (as defined below). The Farallon Funds hold warrants exercisable for an aggregate of 4,650,773 shares of common stock, though exercise limitations set forth in the pre-funded warrants provide that a holder of pre-funded warrants does not have the right to exercise pre-funded warrants if such holder, together with its affiliates, would beneficially own in excess of 9.99% (or 9.9% for entities affiliated with Farallon Management, L.L.C.) of the number of shares of common stock outstanding immediately before or after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that each holder may increase the Beneficial Ownership Limitation by giving notice to the Company, but not in excess of 19.99%. Based solely on the most recently available Schedule 13G filed with the SEC on February 14, 2024, as of April 19, 2024, the Farallon Funds have the right to exercise pre-funded warrants for up to an aggregate of 1,983,042 shares. The shares and the pre-funded warrants held directly by the Farallon Funds (as defined below), consist as follows: (i) Farallon Capital Partners, L.P. (“FCP”) holds 302,346 shares and a pre-funded warrant exercisable for up to 776,679 shares; (ii) Farallon Capital Institutional Partners, L.P. (“FCIP”) holds 408,258 shares and a pre-funded warrant exercisable for up to 1,048,749 shares; (iii) Farallon Capital Institutional Partners II, L.P. (“FCIP II”) holds 119,671 shares and a pre-funded warrant exercisable for up to 307,416 shares; (iv) Farallon Capital Institutional Partners III, L.P. (“FCIP III”) holds 47,796 shares and a pre-funded warrant exercisable for up to 122,780 shares; (v) Four Crossings Institutional Partners V, L.P. (“FCIP V”) holds 52,865 shares and a pre-funded warrant exercisable for up to 135,802 shares; (vi) Farallon Capital Offshore Investors II, L.P. (“FCOI II”) holds 687,431 shares and a pre-funded warrant exercisable for up to 1,765,899 shares; (vii) Farallon Capital (AM) Investors, L.P. (“FCAMI”) holds 47,071 shares and a pre-funded warrant exercisable for up to 120,921 shares; and (viii) Farallon Capital F5 Master I, L.P. (“F5 MI” and, together with FCP, FCIP, FCIP II, FCIP III, FCIP V, FCOI II, and FCAMI, the “Farallon Funds”) holds 145,017 shares and a pre-funded warrant exercisable for up to 372,527 shares. Farallon Partners, L.LC., a Delaware limited liability company (the “Farallon General Partner”), as the general partner of each of FCP, FCIP, FCIP II, FCIP III, FCOI II and FCAMI, may be deemed a beneficial owner of the shares held by, and the shares acquirable upon the exercise of the pre-funded warrants held by, FCP, FCIP, FCIP II, FCIP III, FCOI II and FCAMI. Farallon Institutional (GP) V, L.L.C., a Delaware limited liability company (the “FCIP V General Partner”), as the general partner of FCIP V, may be deemed a beneficial owner of the shares held by, and the shares acquirable upon the exercise of the pre-funded warrant held by, FCIP V. Farallon F5 (GP), L.L.C. (the “F5 General Partner”), a Delaware limited liability company, as the general partner of F5 MI, may be deemed a beneficial owner of the shares held by, and the shares acquirable upon the exercise of the pre-funded warrant held by, F5 MI. Each of Joshua J. Dapice, Philip D. Dreyfuss, Hannah E. Dunn, Richard B. Fried, Varun N. Gehani, Nicolas Giauque, David T. Kim, Michael G. Linn, Rajiv A. Patel, Thomas G. Roberts, Jr., Edric C. Saito, William Seybold, Daniel S. Short, Andrew J. M. Spokes, John R. Warren and Mark C. Wehrly (collectively, the “Farallon Managing Members”), as a senior managing member or managing member, as the case may be, of the Farallon General Partner, and a manager or senior manager, as the case may be, of the FCIP V General Partner and the F5 General Partner, in each case with the power to exercise investment discretion, may be deemed a beneficial owner of all such shares held by, and all such shares acquirable upon the exercise of the pre-funded warrants held by, the Farallon Funds. Each of the Farallon General Partner, the FCIP V General Partner, the F5 General Partner, and the Farallon Managing Members hereby disclaims any beneficial ownership of such shares.
(2)

Based solely on the most recently available Schedule 13G filed with the SEC on February 14, 2024, consists of (i) 3,265,359 shares of common stock and (ii) pre-funded warrants exercisable for up to 368,276 shares of common stock held directly by Perceptive Life Sciences Master Fund, Ltd (the “Master Fund”). The Master Fund directly holds 1,704,819 shares of common stock issuable upon the exercise of pre-funded warrants, though in accordance with the Beneficial Ownership Limitation of the pre-funded warrants, the Master Fund is prohibited from exercising such pre-funded warrants to the extent that, immediately prior to or as a result of such exercise, The Master Fund would, together with affiliates and any persons who are members of a Section 13(d) group with such fund or their affiliates, beneficially own more than 9.99% of the total number of shares of common stock then issued and outstanding immediately after giving effect to the exercise. Based solely on the most recently available Schedule 13G filed with the SEC on February 14, 2024, as of April 19, 2024, the Beneficial Ownership Limitation permits the Master Fund to exercise pre-funded warrants for an aggregate of not more than 368,276 shares of common stock. Perceptive Advisors LLC serves as the investment manager to the Master Fund. Joseph E. Edelman is the managing member of Perceptive Advisors LLC. Joseph E. Edelman may be deemed to have sole voting and dispositive power over the Master Fund.

(3)

Based solely on the most recently available Schedule 13G filed with the SEC on February 14, 2024, consists of (i) 3,624,548 shares of common stock and (ii) 5,920 shares of common stock issuable upon the exercise of pre-funded warrants held for the accounts of private investment funds (the “Private Funds”) for which Tybourne Capital Management (HK) Limited (“Tybourne HK”) serves as investment advisor and for which Tybourne Strategic Opportunities GP II Limited (the “GP”) serves as general partner. Tybourne Capital Management Limited (“Tybourne Cayman”) is the parent of Tybourne HK, and Tybourne Kesari Limited (“Tybourne Kesari”) is the parent of Tybourne Cayman and the GP. Viswanathan Krishnan (“Mr. Krishnan”) is the principal and sole shareholder of Tybourne Kesari. In such capacities, Tybourne HK, the GP, Tybourne Cayman, Tybourne Kesari and Mr. Krishnan may be deemed to have voting and dispositive power over securities held for the Private Funds. Each of Tybourne HK, the GP, Tybourne Cayman, Tybourne Kesari and Mr. Krishnan disclaims beneficial ownership of such securities, except to the extent of its or his pecuniary interest therein. Pursuant to the Beneficial Ownership Limitation, the pre-funded warrants may be exercised for shares of common stock, so long as such exercise will not cause such holder, together with its affiliates, to beneficially own in excess of 9.99% of the number of shares of common stock then outstanding. The Private Funds owns pre-funded warrants that would be exercisable for up to an aggregate of 3,333,701 shares of common stock, subject to the Beneficial Ownership Limitation. The Private Funds consist of (i) 3,106,756 shares of common stock and 2,857,458 shares of common stock issuable upon the exercise of pre-funded warrants held by Tybourne Strategic Opportunities Fund II LP (“TSOF II”) and (ii) 517,792 shares of common stock and 476,243 shares of common stock issuable upon the exercise of pre-funded warrants held by TSOF Co-investment Fund 3 LP (“TSOF Co-Investment Fund 3”). In accordance with the Beneficial Ownership Limitation of the pre-funded warrants, TSOF II and TSOF Co-investment Fund 3 are prohibited from exercising such pre-funded warrants to the extent that, immediately prior to or as a result of such exercise, TSOF II and TSOF Co-investment Fund 3 would, together with affiliates and any persons who are members of a Section 13(d) group with these funds or their affiliates, beneficially own more than 9.99% of the total number of shares of common stock then issued and outstanding immediately after giving effect to the exercise.

(4)

Consists of (i) 1,879,174 shares of common stock and (ii) 279,791 shares of common stock underlying options held by Dr. Wagner that are exercisable as of April 19, 2024 or that will become exercisable within 60 days after such date.

(5)

Based solely on the most recently available Schedule 13D filed with the SEC on January 9, 2024, consists of 2,031,987 shares of common stock held of record by Funicular Funds, LP (the “Fund”). Cable Car Capital LLC, as the General Partner of the Fund, may be deemed the beneficial owner of the 2,031,987 shares of common stock owned by the Fund. Jacob Ma-Weaver, as the Managing Member of Cable Car, may be deemed the beneficial owner of the 2,031,987 Shares owned by the Fund. The Fund has sole voting and dispositive power over the shares reported herein.

(6)

Based solely on the most recently available Schedule 13G filed with the SEC on February 14, 2024, consists of 1,838,965 shares of common stock held by Alger Associates, Inc. The shares of common stock are beneficially owned by one or more open-end investment companies or other managed accounts that are investment management clients of Fred Alger Management, LLC (“FAM”), a registered investment adviser. FAM is a 100% owned subsidiary of Alger Group Holdings, LLC (“AGH”), a holding company. AGH is a 100% owned subsidiary of Alger Associates, Inc., a holding company.

(7)

Consists of (i) 194,474 shares of common stock and (ii) 164,498 shares of common stock underlying options held by Mr. Riley that are exercisable as of April 19, 2024 or that will become exercisable within 60 days after such date.

(8)

Consists of (i) 99,009 shares of common stock and (ii) 116,666 shares of common stock underlying options held by Mr. Kornfeld that are exercisable as of April 19, 2024 or that will become exercisable within 60 days after such date.

(9)

Consists of (i) 93,405 shares of common stock and (ii) 109,375 shares of common stock underlying options held by Dr. Chen that are exercisable as of April 19, 2024 or that will become exercisable within 60 days after such date.

(10)

Consists of (i) 148,514 shares of common stock and (ii) 40,277 shares of common stock underlying options held by Mr. Gryska that are exercisable as of April 19, 2024 or that will become exercisable within 60 days after such date.

(11)

Consists of (i) 59,405 shares of common stock and (ii) 116,666 shares of common stock underlying options held by Mr. Williams that are exercisable as of April 19, 2024 or that will become exercisable within 60 days after such date.

(12)	Consists of 137,747 shares of common stock underlying options held by Dr. Eichenfield that are exercisable as of April 19, 2024 or that will become exercisable within 60 days after such date.
(13)	Consists of 83,332 shares of common stock underlying options held by Dr. Finck that are exercisable as of April 19, 2024 or that will become exercisable within 60 days after such date.
(14)	Consists of 76,388 shares of common stock underlying options held by Dr. Doberstein that are exercisable as of April 19, 2024 or that will become exercisable within 60 days after such date.
(15)	Consists of 43,054 shares of common stock underlying options held by Dr. Brun that are exercisable as of April 19, 2024 or that will become exercisable within 60 days after such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of each transaction since January 1, 2022, and each currently proposed transaction, in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or exceeds $120,000; and

•

any of our directors, executive officers, or beneficial holders of more than 5% of any class of our voting securities, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Private Placement

On July 31, 2023, certain executive officers, senior management, and board members of the Company participated in the Private Placement, purchasing approximately $1.16 million of shares of common stock at a purchase price of $1.01 per share as detailed below for each director and executive officer who purchased shares of common stock.

Name	Number of Shares Purchased	Total Purchase Price
Paul A. Wagner	247,524	$249,999.24
Antony Riley	148,514	$149,999.14
Hubert Chen	74,257	$74,999.57
Steven Kornfeld	99,009	$99,999.09
Donald A. Williams	59,405	$59,999.05
David Gryska	148,514	$149,999.14

Equity Grants

We have issued and sold shares of our common stock and granted options to our executive officers and certain of our non-employee directors as more fully described in the sections titled “Director Compensation” and “Executive Compensation.”

Employment Agreements

We have entered into employment agreements with Dr. Wagner, our chief executive officer and president, Mr. Riley, our chief financial officer and Dr. Chen, our former president and chief medical officer. For more information regarding this employment agreement, see the section titled “Executive Compensation—Employment Arrangements.”

Severance Agreements

We have entered into severance agreements with Dr. Wagner, our chief executive officer and president, Mr. Riley, our chief financial officer and Dr. Chen, our former president and chief medical officer. For more information regarding this employment agreement, see the section titled “Executive Compensation—Employment Arrangements.”

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

Consulting Agreement with Barbara K. Finck, M.D.

In connection with Dr. Finck’s appointment as Chief Medical Clinician, the Company and Dr. Finck entered into a consulting agreement, as more fully described in the section titled “Director Compensation”.

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

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for the year ended December 31, 2023. Our Audit Committee appointed KPMG as our new independent registered public accounting firm for the fiscal year ending December 31, 2023, effective as of December 4, 2023.

Principal Accountant Fees and Services

Fees Billed	Fiscal Year 2023	Fiscal Year 2022
Audit fees(1)	$507,542	$0	(5)
Audit-related fees(2)
Tax fees(3)
All other fees(4)

Total fees	$507,542	$0	(5)

(1)

“Audit fees” consist of fees billed for professional services rendered in connection with the audit of our financial statements, reviews of our quarterly financial statements and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	“Audit-related fees” consist of fees for other audit-related professional services.
(3)	“Tax fees” consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.
(4)	“All other fees” include any fees billed that are not audit, audit-related or tax fees.
(5)	KPMG LLP started providing services to the Company for fiscal year 2023 and did not provide any services to us for fiscal year 2022.

Auditor Independence

In 2023 and 2022, there were no other professional services provided by KPMG LLP or our prior independent registered public accounting firm, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of KPMG LLP or our prior independent registered public accounting firm.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All fees paid to KPMG LLP and our prior independent registered public accounting firm for our fiscal years ended December 31, 2022 and 2023 were pre-approved by our audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

•	The Following documents are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

•	The Financial Statements: No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

•	Financial Statement Schedules: Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

•	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 19, 2017.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 15, 2020.

3.3	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 9, 2023.

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on 8-K filed on July 12, 2022.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

4.2	Description of Common Stock, incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 10-K filed on February 27, 2020.

4.3	Warrant to Purchase Stock, dated October 30, 2015, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

4.4	Warrant to Purchase Stock, dated October 30, 2015, issued to Silicon Valley Bank, incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574) as amended, originally filed on March 9, 2017.

4.5	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.6 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

4.6	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

4.7	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

4.8	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Silicon Valley Bank, incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

4.9	Form of Warrant to Purchase Common Stock of the Registrant issued on June 15, 2020, incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020.

4.10	Preferred Stock Rights Agreement, dated as of July 12, 2022, by and between Forte Biosciences, Inc. and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 12, 2022.

4.11	Amendment No. 1 to Preferred Stock Rights Agreement, dated as of June 26, 2023, by and between Forte Biosciences, Inc. and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 26, 2023.

4.12	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on August 1, 2023.

4.13	Amendment No. 2 to Preferred Stock Rights Agreement, dated as of July 28, 2023, by and between Forte Biosciences, Inc. and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed on August 1, 2023.

10.1+	Form of Indemnity Agreement by and between the Registrant and its directors and officers, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

10.2+	Tocagen Inc. 2017 Equity Incentive Plan, as amended, and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder, incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2019.

10.3+	Tocagen Inc. 2017 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

10.4	Tocagen Inc. Annual Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017.

10.5	Form of Restricted Stock Unit Grant Notice and Agreement, incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2020.

10.6	At Market Issuance Sales Agreement between the Company and Ladenburg Thalmann & Co. Inc., dated September 4, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 4, 2020.

10.7+	2020 Inducement Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 11, 2020.

10.8+	Form of stock option agreements under the 2020 Inducement Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 11, 2020.

10.9†	License Agreement, dated December 10, 2017, by and between Forte Subsidiary, Inc. and the U.S. Department of Health and Human Services, as represented by the National Institute of Allergy and Infectious Diseases, incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-237371), originally filed on March 25, 2020.

10.10+	Forte Subsidiary, Inc. 2018 Equity Incentive Plan, as amended, and Forms of Stock Option Agreement, Exercise Notice and Investment Representation Statement thereunder, incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-237371), originally filed on March 25, 2020.

10.11+	Offer Letter, dated December 14, 2018, by and between Forte Subsidiary, Inc. and Paul A. Wagner, Ph.D., incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-237371), originally filed on March 25, 2020.

10.12+	Offer Letter, dated March 16, 2020, by and between Forte Subsidiary, Inc. and Antony Riley, incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-237371), originally filed on March 25, 2020.

10.13+	Offer Letter by and between the Company and Hubert Chen, M.D., dated May 31, 2022, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2022.

10.14+	At Market Issuance Sales Agreement between the Company and Ladenburg Thalmann & Co. Inc. incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed on April 1, 2022.

10.15†	Amendment No. 2 to License Agreement by and between Forte Subsidiary, Inc. and the U.S. Department of Health and Human Services, as represented by the National Institute of Allergy and Infectious Diseases, dated May 26, 2020, incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, filed August 10. 2020.

10.16^+	Amended and Restated 2021 Equity Incentive Plan, and forms of agreements thereunder.

10.17^+	Amended and Restated Non-Employee Director Compensation Policy.

10.18+	Form of Change in Control and Severance Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022.

10.19	Securities Purchase Agreement, dated July 28, 2023, by and among the Company and the Purchasers thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on August 1, 2023.

10.20	Registration Rights Agreement, dated July 28, 2023, by and among the Company and the Purchasers thereto, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on August 1, 2023.

16.1	Letter of Mayer Hoffman McCann P.C. to the Securities and Exchange Commission, dated August 4, 2023, incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K, filed on August 4, 2023.

21.1^	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2023.

23.1^	Consent of Independent Registered Public Accounting Firm (Mayer Hoffman McCann P.C.).

23.2^	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

24.1^	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1^	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1^	Compensation Recovery Policy.

101.INS^	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH^	Inline XBRL Taxonomy Extension Schema Document

101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104^	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
^	Previously filed on March 18, 2024, as an exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forte Biosciences, Inc.

Date: April 29, 2024	By:	/s/ Paul Wagner
Paul Wagner, Ph.D. President & Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2024	By:	/s/ Antony Riley
Antony Riley Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul A. Wagner, Ph.D. Paul A. Wagner, Ph.D.	Chairman, President and Chief Executive Officer	April 29, 2024

/s/ Antony Riley Antony Riley	Chief Financial Officer	April 29, 2024

/s/ Scott Brun, M.D. Scott Brun, M.D.	Director	April 29, 2024

/s/ Stephen Doberstein, Ph. D. Stephen Doberstein, Ph. D.	Director	April 29, 2024

/s/ Lawrence Eichenfield, M.D. Lawrence Eichenfield, M.D.	Director	April 29, 2024

/s/ Barbara K. Finck, M.D. Barbara K. Finck, M.D.	Director	April 29, 2024

/s/ David Gryska David Gryska	Director	April 29, 2024

/s/ Steven Kornfeld Steven Kornfeld	Director	April 29, 2024

/s/ Donald A. Williams Donald A. Williams	Director	April 29, 2024