Form 10-Q
period 2024-03-31
Forte Biosciences, Inc.
filed 2024-05-13
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 36,442,380 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,444	$37,125
Prepaid expenses and other current assets	1,058	1,202
Total current assets	31,502	38,327

Property and equipment, net	106	109
Other assets	409	544
Total assets	$32,017	$38,980

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,685	$1,424
Accrued liabilities	1,647	2,242
Total current liabilities	3,332	3,666

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value: 200,000,000 shares authorized as of March 31, 2024 (unaudited) and December 31, 2023; 36,394,882 and 36,335,105 shares issued and outstanding as of March 31, 2024 (unaudited) and December 31, 2023, respectively	36	36
Additional paid-in capital	154,591	153,794
Accumulated other comprehensive income (loss)	(2)	4
Accumulated deficit	(125,940)	(118,520)
Total stockholders’ equity	28,685	35,314
Total liabilities and stockholders’ equity	$32,017	$38,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development (including $29 and $0 of related party transactions for the 3 months ending March 31, 2024 and 2023, respectively)	$4,353	$4,787
General and administrative	3,451	2,068
Total operating expenses	7,804	6,855
Loss from operations	(7,804)	(6,855)
Other income, net	384	102
Net loss	$(7,420)	$(6,753)
Per share information:
Net loss per share - basic and diluted	$(0.16)	$(0.32)

Weighted average shares and pre-funded warrants outstanding, basic and diluted	46,082,861	21,006,680

Comprehensive Loss:
Net loss	$(7,420)	$(6,753)
Unrealized loss on available-for-sale securities	(6)	—
Comprehensive loss	$(7,426)	$(6,753)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance — December 31, 2023	36,335,105	$36	$153,794	4	$(118,520)	$35,314
Issuance of common stock upon vesting of restricted stock units, net	49,277	—	(16)	—	—	(16)
Issuance of common stock under ESPP	10,500	—	8	—	—	8
Stock-based compensation	—	—	805	—	—	805
Unrealized loss on available-for-sale securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(7,420)	(7,420)
Balance — March 31, 2024	36,394,882	36	154,591	(2)	(125,940)	28,685

Balance — December 31, 2022	21,000,069	$21	$125,841	—	$(87,044)	$38,818
Issuance of common stock under ESPP	7,000	—	6	—	—	6
Stock-based compensation	—	—	877	—	—	877
Net loss	—	—	—	—	(6,753)	(6,753)
Balance — March 31, 2023	21,007,069	21	126,724	-	(93,797)	32,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,420)	$(6,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9	—
Stock-based compensation expense	805	877
Accretion of debt discount on available-for-sale securities	(6)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	279	91
Accounts payable	261	189
Accrued liabilities	(595)	392
Net cash used in operating activities	(6,667)	(5,204)
Cash flows from investing activities:
Purchase of property and equipment	(6)	—
Net cash used in investing activities	(6)	—
Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	8	6
Taxes paid related to net share settlement of equity awards	(16)	—
Net cash (used in) provided by financing activities	(8)	6

Net decrease in cash and cash equivalents	(6,681)	(5,198)
Cash and cash equivalents — beginning of period	37,125	41,100
Cash and cash equivalents — end of period	$30,444	$35,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com) and its subsidiaries, referred to herein as the “Company” or "Forte", is a clinical-stage biopharmaceutical company focused on developing its FB102 program which the Company believes has potentially broad applications for autoimmune and autoimmune-related diseases, including graft-versus-host disease ("GvHD"). FB102 is currently in a Phase 1 clinical trial.

The Company merged with Tocagen, Inc. ("Merger"), a publicly traded biotechnology company, on June 15, 2020. Prior to the Merger, Forte was a privately held company incorporated in Delaware on May 3, 2017. The Company's headquarters is in Dallas, Texas. The Company’s common stock is traded on the Nasdaq stock exchange under the ticker symbol “FBRX”.

Liquidity and Risks

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. As of March 31, 2024, the Company had an accumulated deficit of $125.9 million. The Company used $6.7 million of cash in operating activities during the three months ended March 31, 2024. Management expects to continue to incur additional losses in the foreseeable future as the Company focuses its development efforts on advancing FB102 through clinical trials.

The Company had cash and cash equivalents of approximately $30.4 million as of March 31, 2024. The Company’s cash and cash equivalents are held at financial institutions and exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with its audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2023 included in the Company’s Form 10-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2024. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”), and the rules and regulations of the US Securities and Exchange Commission (“SEC”).

In the opinion of management, the accompanying condensed consolidated financial statements include the Company’s financial position, the results of its operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year or any future period.

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

Cash and Cash Equivalents

Cash and cash equivalents include U.S. treasury bills, money market funds and deposits with commercial banks. Cash equivalents are defined as short-term, highly liquid investments with maturities of 90 days or less at the date of purchase.

Available-for-Sale Securities

The Company’s available-for-sale securities primarily consist of U.S. government and agency securities. Securities with maturities from the date of purchase of 90 days or less are included in cash equivalents. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Realized gains and losses are calculated on the specific identification method and recorded as interest income (loss).

Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Accretion of discounts are recorded in interest income in the condensed consolidated statements of operations and comprehensive loss.

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

The carrying amounts of financial instruments consisting of cash and cash equivalents, accounts payable, and accrued liabilities included in the Company’s financial statements, are reasonable estimates of fair value, primarily due to their short maturities.

Net Loss Per Share

The Company’s net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares, without consideration for common stock equivalents. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation include the pre-funded warrants outstanding during the period as they are exercisable at any time and their exercise requires only nominal consideration for the delivery of shares. As of March 31, 2024, no pre-funded warrants have been exercised and pre-funded warrants to purchase an aggregate of 9,689,293 shares of common stock were outstanding.

Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period in accordance with the treasury stock method. The following number of unexercised stock options, restricted stock units, warrants, and shares expected to be purchased under the ESPP, which are common stock equivalents, have been excluded from the diluted net loss calculation as their effect would have been anti-dilutive for the periods presented.

	For the Three Months Ended March 31,
	2024	2023
Options	5,027,570	2,413,195
Restricted stock units	897,201	1,262,201
Warrants	4,434	4,434
ESPP	1,480	—
Total	5,930,685	3,679,830

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of January 1, 2024, which did not have a material impact on the Company’s condensed consolidated financial statements.

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

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosure. This ASU includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. Management is currently evaluating the impact of the changes required by the new standard on the Company's consolidated financial statements and related disclosures.

In November 2023, the FASB issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard is intended to improve annual and interim reportable segment disclosure requirements regardless of number of reporting units, primarily through enhanced disclosures of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. Management is currently evaluating the impact of the changes required by the new standard on the Company's consolidated financial statements and related disclosures.

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid manufacturing and research expenses	$182	$306
Prepaid insurance	280	318
Prepaid professional fees	363	413
Other	233	165
Total prepaid expenses and other current assets	$1,058	$1,202

Property and Equipment, Net

Property and equipment, net as of March 31, 2024 and December 31, 2023 consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Equipment	$106	$100
Furniture and fixtures	18	18
Property and equipment, at cost	124	118
Less accumulated depreciation	(18)	(9)
Total property and equipment, net	$106	$109

Other Assets

Other assets as of March 31, 2024 and December 31, 2023 consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid insurance	$232	$280
Prepaid professional fees	121	211
Other	56	53
Total other assets	$409	$544

Accrued Liabilities

Accrued liabilities as of March 31, 2024 and December 31, 2023 consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued legal and professional fees	$10	$276
Accrued compensation	834	947
Accrued manufacturing and research expenses	803	1,016
Other	—	3
Total accrued liabilities	$1,647	$2,242

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
•
Level 2 - Valuations based on quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data.
•
Level 3 - Valuations based on inputs that are both significant to the fair value measurements and are unobservable.

Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market funds and U.S. Treasury bills were included as cash and cash equivalents in the condensed consolidated balance sheets for the periods presented. The Company obtains the fair value of its Level 2 cash equivalents from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable.

The following tables provides a summary of the assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Funds	$8,400	$—	$—	$8,400
U.S. Treasury Bills	—	19,809	—	19,809
Total	$8,400	$19,809	$—	$28,209

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Funds	$5,686	$—	$—	$5,686
U.S. Treasury Bills	—	25,164	—	25,164
Total	$5,686	$25,164	$—	$30,850

5. Available-for-sale Securities

The following table summarizes the Company's available-for-sale securities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Cash equivalents
U.S. Treasury Bills	$19,811	$—	$(2)	$19,809
Total available-for-sale securities	$19,811	$—	$(2)	$19,809

	December 31, 2023
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Cash equivalents
U.S. Treasury Bills	$25,160	$4	$—	$25,164
Total available-for-sale securities	$25,160	$4	$—	$25,164

As of March 31, 2024 and December 31, 2023, the Company classified available-for-sale securities as cash equivalents in the condensed consolidated balance sheets because the original maturity dates were less than three months as of the date of the purchases. As of March 31, 2024 the Company has one U.S. treasury bill security in an unrealized loss position.

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

Lease Agreements

The Company has entered into month-to-month lease agreements for certain office and laboratory space. The lease agreements are cancellable by the Company at any time with a 30-day notice. Total rent expense for all locations for the three months ended March 31, 2024 was $70 thousand. Total rent expense for all locations for the three months ended March 31, 2023 was $7 thousand.

Clinical and Preclinical Services

The Company has entered into various agreements with third-party vendors for preclinical and clinical services. The estimated remaining commitments as of March 31, 2024 under these agreements were approximately $357 thousand. The Company entered into agreements with a clinical research organization ("CRO") in 2023 for

Phase 1 clinical trials of FB102, its product candidate. The Company has agreed to pay third-party costs associated with those agreements. The CRO agreements are subject to termination at any time, with or without cause, by the Company, in which case only costs earned or non-cancellable to date of termination would remain subject to reimbursement.

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

On November 3, 2023, Defendants filed a motion to dismiss the Amended Complaint, which was fully briefed in advance of a hearing before the Court on the motion on February 14, 2024. On April 15, 2024, the Court issued an oral ruling denying Defendants’ motion to dismiss. Discovery is currently ongoing, and trial is scheduled for July 29-31, 2024, in Wilmington, Delaware. The Company believes the Plaintiff’s claims are baseless and intends to vigorously defend against them.

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

Defendants filed a Motion to Dismiss the Complaint on January 16, 2024. On February 6, 2024, the Company filed an Amended Complaint. The Amended Complaint makes many of the same allegations as the original Complaint and alleges two additional federal claims, one brought under Section 16(b) of the Exchange Act for recovery of short swing profits of the Defendants, and the other for declaratory relief under 28 U.S.C. § 2201. On February 15, 2024, the Company also filed a Motion for Relief from the PSLRA Discovery Stay and Speedy Hearing on Declaratory Judgment Act Claim, asking the Court to allow the Company to conduct limited, targeted discovery of documents and communications that demonstrate the full scope of the relationship between all Defendants and for an accounting of all short swing profits and trading records for all shares purchased or sold during the relevant time frame so the Company can fully account for short swing profits. Defendants filed a Motion to Dismiss the Amended Complaint on March 5, 2024, and on March 7, 2024, Defendants also filed a response in opposition to the Company’s Motion for Relief from the PSLRA Discovery Stay and Speedy Hearing on Declaratory Judgment Act. On March 21, 2024, the Company filed a Reply in support of the Motion for Relief from the PSLRA Discovery Stay and Speedy Hearing. Therefore, this motion has now been fully briefed and is awaiting a ruling from the Court.

On March 26, 2024 the Company filed a Response in opposition to Defendants’ Motion to Dismiss the Amended Complaint and Defendants filed their Reply in support of the Motion to Dismiss the Amended Complaint on April 9, 2024. Therefore, this motion has now been fully briefed and is awaiting a ruling from the Court.

The Company believes its claims are meritorious and intends to pursue them vigorously to remedy Defendants’ violations of the law.

7. Equity

Preferred Stock

The Company has 10 million authorized shares of Series A Preferred Stock, par value $0.001, with no shares outstanding as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024, no pre-funded warrants were exercised and pre-funded warrants to purchase an aggregate of 9,689,293 shares of common stock outstanding. The 9,689,293 shares of common stock issuable upon the exercise of the pre-funded warrants is not included in the number of issued and outstanding shares of common stock as of March 31, 2024 and December 31, 2023.

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

Warrants to purchase 4,434 shares of the Company’s common stock at an exercise price of $140.25 per share which were previously issued by Tocagen, survived the Merger and remained outstanding as of March 31, 2024 and December 31, 2023. These warrants have an expiration date of October 30, 2025. These warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

Shares of common stock reserved for future issuance were as follows:

Shares
Pre-funded warrants outstanding	9,689,293
Stock options outstanding	5,027,570
Reserved for issuance under equity incentive plans	1,777,902
RSUs outstanding	897,201
Reserved for issuance under employee stock purchase plan	500,522
Warrants outstanding	4,434
Total	17,896,922

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

The Rights were determined to have no value upon issuance and no rights were exercisable as of March 31, 2024.

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

The 2021 Plan was amended and restated in September 2023 to increase the shares available for grant by an additional 2,500,000 shares. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Service-based awards generally vested over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of March 31, 2024, there were 62,277 shares available for issuance under the 2021 Plan.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 2,000,000 shares for future grant under the 2020 Inducement Plan. As of March 31, 2024, there were 1,715,625 shares available for issuance under the 2020 Inducement Plan.

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

Due to the Company’s limited trading of its common stock, it alone does not have the relevant company-specific historical data to support its expected volatility. As such, the Company utilized a weighted approach by blending its own historical price data with the historical volatility of a group of similar companies in the life sciences industry whose shares are publicly traded. The Company selected the peer group based on comparable characteristics, including development stage, product pipeline, and market capitalization. The Company computes historical volatility data using the daily closing prices during the equivalent period of the calculated expected term of the stock-based awards.

The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The fair value per share of common stock is the closing stock price on the option grant date.

The weighted average grant-date fair value of stock options granted in the three months ended March 31, 2024 and 2023 was $0.63 and $0.82, respectively.

The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three Months Ended March 31,
	2024	2023
Fair value of common stock	$0.74	$1.02
Risk-free interest rate	4.14%	3.70%
Dividend yield	0.00%	0.00%
Expected term of options (years)	6.08	5.77
Volatility	110.20%	101.42%

The table below summarizes the stock option activity during the three months ended March 31, 2024:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2023	2,645,278	$8.26	7.17	$30
Granted	2,540,000	$0.74
Exercised	—	—
Cancelled/Forfeited	(157,708)	$2.74
Balances at March 31, 2024	5,027,570	$4.63	8.24	$28
Vested and expected to vest at March 31, 2024	5,027,570	$4.63	8.24	$28
Exercisable at March 31, 2024	1,458,093	$11.58	6.37	$3

The aggregate intrinsic value of options at March 31, 2024 is based on the Company’s fair value of its stock price on that date of $0.70 per share.

Restricted Stock Unit Awards

Restricted stock units vest over four years with one sixteenth of the restricted stock units vesting every quarter.

The table below summarizes the restricted stock unit awards activity during the three months ended March 31, 2024:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	1,055,951	$1.37
Granted	—	—
Forfeited/Cancelled	(90,000)	1.03
Issued as Common Stock	(68,750)	1.01
Outstanding at March 31, 2024	897,201	$1.43

2017 Employee Stock Purchase Plan

In May 2021, the Company’s board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 500,522 shares available for future issuance under the ESPP as of March 31, 2024. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The Company issued 17,500 and 7,000 shares under the ESPP during the three months ended March 31, 2024 and 2023, respectively. The ESPP is considered a compensatory plan. The Company recorded stock-based compensation expense related to its ESPP of $2 thousand for the three months ended March 31, 2024 and 2023.

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$312	$304
General and administrative	493	573
Total	$805	$877

As of March 31, 2024, there was unrecognized stock-based compensation expense of $4.7 million related to stock options and restricted stock units with service conditions, which is expected to be recognized over a weighted-average period of 2.26 years. Total unrecognized stock-based compensation as of March 31, 2024 was approximately $0.5 million related to restricted stock units with performance based vesting. The performance based conditions are tied to development milestones which have not been met.

9. Related Party Transactions

One member of the Company’s board of directors received cash payments of $29,000 for scientific consulting services during the three months ended March 31, 2024. The Company had no outstanding accounts payable to the director as of March 31, 2024.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements of Forte Biosciences, Inc. (“Forte”, “we”, “our”) and the accompanying notes appearing elsewhere in this Form 10-Q and in our Form 10-K as filed with the Securities and Exchange Commission, or SEC, on March 18, 2024. This discussion of the financial condition and results of operations regarding matters that are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Act of 1995 and, known as the PSLRA. These include statements regarding management’s intention, plans, beliefs, expectations or forecasts for the future, and, therefore, you are cautioned not to place undue reliance on them. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by law. We use words such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and similar expressions to identify these forward-looking statements that are intended to be covered by the safe-harbor provisions of the PSLRA.

Such forward-looking statements are based on our expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements due to a number of factors, including, but not limited to, risks relating to the sufficiency of the Company’s cash balance to fund the Company’s activities, and the expectations with respect thereto; the business and prospects of the Company; Forte’s plans to develop and potentially commercialize its product candidates, including FB102; the timing of initiation of Forte’s planned preclinical studies, clinical trials and potential future clinical trials and the timing of the availability of data from such preclinical studies and potential future clinical trials; the timing of any planned investigational new drug application or new drug application; Forte’s plans to research, develop and commercialize its current and future product candidates; Forte’s ability to successfully enter into collaborations, and to fulfill its obligations under any such collaboration agreements; the clinical utility, potential benefits and market acceptance of Forte’s product candidates; Forte’s commercialization, marketing and manufacturing capabilities and strategy; Forte’s ability to identify additional products or product candidates with significant commercial potential; developments and projections relating to Forte’s competitors and its industry; the impact of government laws and regulations; Forte’s ability to protect its intellectual property position; Forte’s estimates regarding future revenue, expenses, capital requirements and need for additional financing; and the Company’s industry or the economy generally.

The known risks and uncertainties are described in detail under the caption “Risk Factors” and elsewhere in this Form 10-Q, our Form 10-K filed with the SEC on March 18, 2024, and other SEC filings. Forward-looking statements included in this Form 10-Q are based on information available to Forte as of the date of this Form 10-Q. Accordingly, our actual results may materially differ from our current expectations, estimates and projections. Forte undertakes no obligation to update such forward-looking statements to reflect events or circumstances after the date of this presentation.

Overview

Forte Biosciences, Inc. (www.fortebiorx.com) and its subsidiaries (“Forte”, “we”, “our”) is a clinical-stage biopharmaceutical company whose lead product candidate, FB102, is currently in a Phase 1 trial. FB102 is a proprietary molecule with potentially broad autoimmune and autoimmune-related applications including in such indications as graft-versus-host disease (“GvHD”), vitiligo and alopecia areata (“AA”). The Company’s FB102 program aims to address key pathways implicated in these indications with a CD122 antagonist. CD122 is a subunit of IL-2/IL-15 receptors which are key regulators of NK cells and T cell subsets.

The primary objective of the Phase 1 trial is to assess the safety, tolerability and pharmacokinetics of single and multiple ascending doses of FB102 under intravenous and subcutaneous administration. Three cohorts of single ascending doses were successfully completed in March 2024. Cohorts of multiple ascending doses have commenced. We anticipate initiating patient-based studies in 2024.

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

We had approximately $30.4 million in cash and cash equivalents as of March 31, 2024. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

On July 31, 2023, we issued 15,166,957 shares of our common stock at a purchase price of $1.006 per Share, and 9,689,293 pre-funded warrants to purchase shares of common stock at a purchase price of $1.005 per pre-funded warrant ("Private Placement"). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the Private Placement were approximately $25 million and we incurred $272,000 in issuance costs. Certain of our executive officers, senior management, and board members participated in this Private Placement, purchasing approximately $1.16 million of shares of common stock at a purchase price of $1.01 per share. In connection with the Private Placement, we filed a registration statement on Form S-3 that was declared effective on September 8, 2023.

In June 2021, we filed a shelf registration statement on Form S-3 that went effective in June 2021 which allowed us to raise up to $300 million in additional capital. On March 31, 2022, we entered into an ATM Facility whereby we may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, we filed a prospectus supplement to the June 2021 Form S-3 for the offer and sale of the shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, we filed an additional prospectus supplement relating to offer and sell an additional $2.7 million of shares of common stock. We are currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by us pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of our common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and we will remain subject to such limitation for so long as the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, while the ATM Facility remains in place, we remain restricted in our ability to access additional funding from the sale of securities under Form S-3.

Intellectual Property

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB102 program. We also own three pending PCT applications, one pending application in Taiwan, one pending application in Argentina, and three pending US patent applications related to the

FB102 program. The estimated expiration dates of these patents are 2043-2044. We also own two US patent applications that are not material to Forte's FB102 program.

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

We anticipate research and development expenses to continue to increase in the future as we continue to further develop our current lead product candidate, FB102.

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees such as legal, auditing, tax and business consulting services, personnel expenses and travel costs, costs associated with being a publicly traded company such as Sarbanes-Oxley compliance, accounting fees, and directors’ and officers’ liability insurance premiums. Our general and administrative expenses may increase due to increases in professional and advisory fees and as we build out our infrastructure to develop FB102.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Other Expense, net

Other expense, net, consists of franchise taxes and foreign exchange gains and losses.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended March 31, 2024 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 18, 2024.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following tables summarize our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$4,353	$4,787	$(434)
General and administrative	3,451	2,068	1,383
Total operating expenses	7,804	6,855	949
Other income, net	384	102	282
Net Loss	$(7,420)	$(6,753)	$(667)

Research and Development Expenses

Research and development expenses were $4.4 million for the three months ended March 31, 2024, compared to $4.8 million for the same period in 2023. The decrease was primarily due to a decrease of approximately $2.7 million in manufacturing costs partially offset by an increase of approximately $1.4 million in clinical expenses as we advanced our FB102 program through clinical trials, and a net increase of approximately $0.9 million in payroll and related expenses due to an increase in our average headcount.

We anticipate research and development expenses to increase in the future as we continue to further develop our current lead product candidate, FB102.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended March 31, 2024, compared to $2.1 million for the same period in 2023. The increase was primarily due to increases in legal and professional expenses of $1.4 million which includes litigation expenses. The Company anticipates insurance reimbursements in subsequent quarters for portions of litigation and other legal expenses.

Our general and administrative expenses may increase in the future due to increases in professional and advisory fees as we build out our infrastructure to further develop FB102.

Other Income, Net

The change in other income, net for the three months ended March 31, 2024, compared with the same periods in the prior year were primarily driven by higher interest income earned from our cash and cash equivalents.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or out-licenses. We have never been profitable and have incurred operating losses each year since inception. Our net loss was approximately $7.4 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of approximately $125.9 million. We had cash and cash equivalents of approximately $30.4 million as of March 31, 2024. We believe that our existing cash, cash equivalents and available-for-sale securities will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Form 10-Q. We expect to incur operating losses in the future as we continue to further develop our current lead product candidate, FB102.

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

In June 2021, we filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow us to raise up to $300 million in additional capital. On March 31, 2022, we entered into an ATM Facility whereby we may from time to time offer and sell shares of our common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, we filed a prospectus supplement to the June 2021 Form S-3 relating to the offer and sale of shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, we filed an additional prospectus supplement relating to the offer and sale of shares for an additional $2.7 million of shares of common stock. As discussed above, we are currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by us pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of our common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and we will remain subject to such limitation for so long as the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, while the ATM facility remains in place, Forte remains restricted in its ability to access additional funding from the sale of securities under Form S-3.

Future Capital Requirements

We have not generated any revenue from product sales or from out-licensing. We do not know when, or if, we will generate any revenue. We expect to incur ongoing losses as we continue to further develop our current lead product candidate, FB102, which has potentially broad application for autoimmune diseases such as alopecia areata, graft-vs-host disease and vitiligo. FB102 is currently in a Phase 1 clinical trial. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•
the initiation and progress of preclinical studies and our current and any additional clinical trials for our product candidates;
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

See the “Risk Factors” section on this Form 10-Q for additional risks associated with our substantial capital requirements.

The following table shows a summary of our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(6,667)	$(5,204)
Investing activities	(6)	-
Financing activities	(8)	6
Net change in cash and cash equivalents	$(6,681)	$(5,198)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $6.7 million and consisted primarily of a net loss of $7.4 million adjusted for non-cash stock-based compensation of $0.8 million.

Net cash used in operating activities for the three months ended March 31, 2023 was $5.2 million and consisted primarily of a net loss of $6.8 million adjusted for non-cash stock-based compensation of $0.9 million and decreases in net operating assets of $0.7 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was due to the purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was primarily due to tax payments related to the settlement of equity awards partially offset by cash received for purchases of our common stock under our employee stock purchase plan.

Net cash provided by financing activities for the three months ended March 31, 2023 was primarily due to the issuance of shares of our common stock under our employee stock purchase plan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 3, 2023, Defendants filed a motion to dismiss the Amended Complaint, which was fully briefed in advance of a hearing before the Court on the motion on February 14, 2024. On April 15, 2024, the Court issued an oral ruling denying Defendants’ motion to dismiss. Discovery is currently ongoing, and trial is scheduled for July 29-31, 2024, in Wilmington, Delaware. The Company believes the Plaintiff’s claims are baseless and intends to vigorously defend against them.

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

Defendants filed a Motion to Dismiss the Complaint on January 16, 2024. On February 6, 2024, the Company filed an Amended Complaint. The Amended Complaint makes many of the same allegations as the original Complaint and alleges two additional federal claims, one brought under Section 16(b) of the Exchange Act for recovery of short swing profits of the Defendants, and the other for declaratory relief under 28 U.S.C. § 2201. On February 15, 2024, the Company also filed a Motion for Relief from the PSLRA Discovery Stay and Speedy Hearing on Declaratory Judgment Act Claim, asking the Court to allow the Company to conduct limited, targeted discovery of documents and communications that demonstrate the full scope of the relationship between all Defendants and for an accounting of all short swing profits and trading records for all shares purchased or sold during the relevant time frame so the Company can fully account for short swing profits. Defendants filed a Motion to Dismiss the Amended Complaint on March 5, 2024, and on March 7, 2024, Defendants also filed a response in opposition to the Company’s Motion for Relief from the PSLRA Discovery Stay and Speedy Hearing on Declaratory Judgment Act. On March 21, 2024, the Company filed a Reply in support of the Motion for Relief from the PSLRA Discovery Stay and Speedy Hearing. Therefore, this motion has now been fully briefed and is awaiting a ruling from the Court.

On March 26, 2024 the Company filed a Response in opposition to Defendants’ Motion to Dismiss the Amended Complaint and Defendants filed their Reply in support of the Motion to Dismiss the Amended Complaint on April 9, 2024. Therefore, this motion has now been fully briefed and is awaiting a ruling from the Court.

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

Our ability to execute on our business strategy is subject to a number of risks, which are discussed more fully below in this section. You should carefully consider these risks before making an investment in our common stock. These risks include, among others, the following:

•
Forte’s business is almost entirely dependent on the success of developing FB102, which may not be successful.
•
Results from early preclinical studies and clinical trials may not be predictive of results from later stage studies or clinical trials.
•
Forte has no approved products and has a limited operating history, which may make it difficult to evaluate its technology and product development capabilities and predict its future performance.
•
Forte has incurred net losses in every year since its inception and anticipates that it will continue to incur net losses in the future.
•
Even after the Private Placement, Forte will require additional capital to fund its operations and if Forte fails to obtain necessary financing, Forte will not be able to complete the development and commercialization of its current lead product candidate, FB102, or any future product candidates.
•
Forte’s ability to successfully develop any product candidate is highly uncertain
•
Clinical development is a lengthy and expensive process, with an uncertain outcome. Forte may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidate.
•
Forte’s planned preclinical studies, current clinical trials or future clinical trials or those of its future collaborators may reveal significant adverse events and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of its product candidates.
•
Positive results from early preclinical studies and current clinical trials are not necessarily predictive of the results of any future clinical trials of product candidates. Forte may be unable to successfully develop, obtain regulatory approval for and commercialize any product candidates.
•
Interim top-line and preliminary data from future clinical trials that Forte announces or publishes from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
The market opportunities for FB102 may be limited and Forte’s estimates of the incidence and prevalence of its target patient populations may be inaccurate.

•
Forte is very early in its development efforts. FB102 will require significant additional clinical development before Forte seeks regulatory approval of any product candidate. If Forte is unable to advance FB102 to clinical development, obtain regulatory approval and ultimately commercialize a product candidate or experiences significant delays in doing so, its business will be materially harmed.
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
•
A variety of risks associated with public health threats and epidemics, including any resurgence of the COVID-19 pandemic, or the emergence of another public health emergency could materially adversely affect Forte’s business.

Risks related to Forte’s business, technology and industry

Forte’s business through to 2021 had been almost entirely dependent on the success of FB-401 and Forte subsequently decided to discontinue the advancement of FB-401. In 2022, Forte decided to devote significant time and resources to developing FB102, which may not be successful.

Through 2021, Forte invested substantially all of its efforts and financial resources into the research and development of FB-401, which was its only product candidate to enter clinical trials. In September 2021, Forte announced that it would not be continuing the advancement of FB-401.

Following the announcement of the FB-401 trial results, the Company ceased further development of FB-401 and conducted an extensive process to evaluate strategic alternatives. Following such process, the Company determined to focus on developing its FB102 program, which is currently in a Phase 1 clinical trial. We will be required to devote significant time and resources to developing FB102, which may not be successful.

Results from early-preclinical and clinical studies may not be predictive of results from later-stage studies or clinical trials.

We are still early in our testing of FB102, and FB102 is our only product candidate in clinical development. While initial preclinical data demonstrated positive activity, additional clinical studies may produce negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional testing. Success of FB102 in early preclinical studies does not mean that future clinical trials will be successful. In addition, preclinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies have nonetheless failed to obtain marketing approval. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after obtaining promising results in preclinical studies and early clinical trials. Any of these events could limit the commercial potential of our product candidate and have a material adverse effect on our business, prospects, financial condition and results of operations.

Forte’s prospects are highly dependent on a single product candidate, FB102. If we are unable to complete further development of, obtain approval for and commercialize FB102 for one or more indications in a timely manner, our business will be harmed.

Forte’s long-term prospects are highly dependent on future acceptance and revenues from a single product, FB102. FB102 is our only product candidate at this time and is currently in a Phase 1 clinical trial. Any further development of FB102 would require substantial capital and time to complete and there is no guarantee that any future clinical trial, if pursued, would be timely or successful, or that FB102 would be approved or, if approved, that commercialization would be successful.

Forte has no approved products and has a limited operating history, which may make it difficult to evaluate its technology and product development capabilities and predict its future performance.

We are very early in our development efforts of FB102 and, prior to discontinuing the advancement of FB-401, were early in our clinical development efforts of FB-401.

Prior to the closing of the Merger, Forte’s predecessor company was formed in 2017 as a privately held company. Forte has no products approved for commercial sale and has not generated any revenue from product sales. Forte’s ability to generate product revenue or profits was dependent on the successful development and eventual commercialization of FB-401 prior to Forte’s decision to discontinue development of FB-401 and, following Forte’s decision to focus on development of FB102, Forte’s prospects are currently highly dependent on Forte’s ability to successfully develop FB102. Given the early stage of FB102, which is currently in a Phase 1 clinical trial, and the highly uncertain nature of early-stage drug development, Forte may never be able to develop or commercialize a marketable product.

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

Forte is a clinical-stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB102, is currently in clinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each year since its inception in 2017. For the three months ended March 31, 2024, Forte reported a net loss of approximately $7.4 million. As of March 31, 2024, Forte had an accumulated deficit of $125.9 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

•
conducts additional preclinical studies and clinical trials for FB102 and any future product candidates;
•
continues to discover and develop additional applications for FB102 and any future product candidates;
•
maintains, expands and protects its intellectual property portfolio;
•
hires or contracts additional clinical, scientific, manufacturing and commercial personnel to support its product development and commercialization efforts;
•
validates a manufacturing process and specifications for FB102 and any future product candidates;
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

To become and remain profitable, Forte or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. This will require Forte to be successful in a range of challenging activities, including completing additional preclinical studies and clinical trials, obtaining marketing approval for FB102 or any future product candidates, manufacturing, marketing and selling products for which Forte may obtain marketing approval and satisfying any post-marketing requirements. Forte may never succeed in any or all of these activities and, even if Forte does, Forte may never generate revenue that is significant enough to achieve profitability. If Forte does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. Forte’s failure to become and remain profitable would decrease the value of the company and could impair its ability to raise capital, maintain its research and development efforts, expand its business or continue its operations.

Even if Forte succeeds in obtaining regulatory approval and commercializing its current product candidate, FB102, Forte may continue to incur substantial research and development and other expenditures to develop and market additional applications for its current product candidate or any future product candidates. Forte may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The size of its future net losses will depend, in part, on the rate of future growth of its expenses and its ability to generate revenue. Forte’s prior losses and expected future losses have had and will continue to have an adverse effect on its stockholders’ equity and working capital.

Even after the Private Placement, Forte will require additional capital to fund its operations and if Forte fails to obtain necessary financing, Forte will not be able to complete the development and commercialization of its current lead product candidate, FB102, or any future product candidates.

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of March 31, 2024, Forte had approximately $30.4 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-Q. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, costs and results of additional preclinical studies and clinical trials for FB102 and any future product candidates and any need to conduct additional such studies as may be required by a regulator;
•
the clinical development plans Forte establishes for FB102 and any future product candidates;
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

•
the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against Forte, FB102;
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
•
the cost of establishing sales, marketing and distribution capabilities for any product candidate for which Forte may receive regulatory approval in regions where Forte chooses to commercialize its products on its own; and
•
potential unforeseen business disruptions or market fluctuations that delay its product development or clinical trials and increase its costs or expenses, such as business or operational disruptions, delays, or system failures due to malware, unauthorized access, terrorism, war, natural disasters, strikes, geopolitical conflicts, restrictions on trade, import or export restrictions, or public health crises.

In June 2021, Forte filed a shelf registration statement on Form S-3 that went effective in June 2021 which will allow Forte to raise up to $300 million in additional capital. On March 31, 2022, Forte entered into an ATM Facility whereby Forte may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, Forte filed a prospectus supplement to the June 2021 Form S-3 for the offer and sale of the shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, Forte filed an additional prospectus supplement relating to offer and sell an additional $2.7 million of shares of common stock. Forte is currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by Forte pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of Forte’s common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and Forte will remain subject to such limitation for so long as the aggregate market value of Forte’s common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, while the ATM Facility remains in place, Forte remains restricted in its ability to access additional funding from the sale of securities under Form S-3.

In addition, in July 2023, the Company completed the Private Placement financing pursuant to which the Company sold (i) 15,166,957 shares of Common Stock, and (ii) 9,689,293 Pre-Funded Warrants to purchase Common Stock at a purchase price of $1.005 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of Common Stock, were immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the Private Placement were approximately $25 million, before deducting offering expenses payable by the Company. While the proceeds from the Private Placement provide further funding for the Company’s operations, the Company will still require additional capital to fund its operations and complete the development and commercialization of FB102 or any future product candidates.

Forte does not have any committed external source of funds or other support for its development efforts, and Forte cannot be certain that additional funding will be available on acceptable terms, or at all. Until Forte can generate sufficient product or royalty revenue to finance its cash requirements, which Forte may never do, Forte expects to finance its future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If Forte raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. Further, to the extent that Forte raises additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, each existing investors’ ownership interest will be diluted. If Forte raises additional capital through debt financing, Forte would be subject to fixed payment obligations and may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If Forte raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, Forte may have to relinquish certain valuable rights to its product candidate, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Forte also could be required to seek collaborators for one or more of its current or future product candidates at an earlier stage than otherwise would be desirable or relinquish its rights to product candidates or technologies that Forte otherwise would seek to develop or commercialize itself. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the military conflicts in Eastern Europe and the Middle East, the effect of inflationary pressure on the United States capital markets, adverse developments affecting the financial services industry (such as the closure of Silicon Valley Bank in March 2023 and any similar bank closures) and otherwise. If Forte is unable to raise additional capital in sufficient amounts or on terms acceptable to it, Forte may have to significantly delay, scale back or discontinue the development or commercialization of its current product candidate, FB102, or one or more of its other current or future research and development initiatives. Any of the above events could significantly harm its business, prospects, financial condition and results of operations and cause the price of its common stock to decline.

Forte’s ability to successfully develop any product candidate is highly uncertain.

Forte’s ability to successfully develop FB102 or any other future product candidate is highly uncertain and is dependent on numerous factors, many of which are beyond Forte’s control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

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
•
manufacturing costs, formulation issues, manufacturing deficiencies or other factors that that make FB102 or any future product candidate uneconomical; and
•
proprietary rights of others and their competing products and technologies that may prevent FB102 or any future product candidate from being commercialized.

The length of time necessary to complete clinical trials and to submit an application for marketing approval of a drug product candidate for a final decision by a regulatory authority may be difficult to predict for FB102 or any future product candidate, in large part because of its limited regulatory history.

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

In addition, if any of Forte’s drug product candidates, including FB102, are approved for marketing, Forte will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration. If approved, any of its drug products would be subject to restrictions on its products’ labels and other conditions of regulatory approval that may limit its ability to market its products. Forte will also need to comply (and ensure that its third-party contractors comply) with cGMPs, and Good Clinical Practice (“GCP”), as Forte (and its third-party contractors) will be required to comply with these requirements for the products or product candidates used in its clinical trials or post-approval studies. In addition, Forte will need to comply with GCPs for any clinical trial conducted for any therapeutic indications Forte may develop for approval. In addition, there is always the risk that Forte or a regulatory authority might identify previously unknown problems with a drug product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements and other regulatory requirements is costly and any failure to comply or other issues with its product post-approval could have a material adverse effect on its business, financial condition and results of operations.

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

Forte’s planned additional preclinical studies or current and future clinical trials or those of its future collaborators may reveal significant adverse events and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of its product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, Forte must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that FB102 is both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process.

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

Forte’s FB102 may fail to show the desired safety and efficacy profile. A number of companies in the healthcare industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy and/or unacceptable safety issues, notwithstanding promising results in earlier preclinical studies or clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of its future clinical trials would be successful or support further clinical development of any product candidates.

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

Positive results from early preclinical studies are not necessarily predictive of the results of any current or future clinical trials of product candidates. Forte may be unable to successfully develop, obtain regulatory approval for and commercialize any product candidates.

Any positive results from its preclinical studies and clinical trials of any product candidates may not necessarily be predictive of the results from required later clinical trials. Similarly, even if Forte is able to complete its current Phase 1 clinical trial and any future clinical trials of FB102 or any other product candidates according to its current development timeline, the positive results from such clinical trial or future clinical trials may not be replicated in subsequent clinical trial results.

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

Interim top-line and preliminary data from current and future clinical trials that Forte announces or publishes from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, Forte may publish interim top-line or preliminary data from its clinical trials. Interim data from these clinical trials that Forte may complete are subject to the risk that one or more of the outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data Forte previously published. As a result, any such interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm its business prospects.

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

The market opportunities for FB102 may be limited and Forte’s estimates of the incidence and prevalence of its target patient populations may be inaccurate.

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

The healthcare industry is characterized by intense competition and rapid innovation. Forte’s competitors may be able to develop other compounds or products that are able to achieve similar or better results. Forte’s potential competitors include major multinational pharmaceutical, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of its competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make any product candidate that Forte develops obsolete. Mergers and acquisitions in the healthcare industry may result in even more resources being concentrated amongst its competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Forte’s competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing therapies that are more effective, safer, more easily commercialized or less costly than FB102 or may develop proprietary technologies or secure patent protection that Forte may need for the development of potential technologies and products. Forte believes the key competitive factors that will affect the development and commercial success of its product candidate are efficacy, safety, tolerability, reliability, convenience of use, compliance with regulatory requirements, acceptance by patients or prescribers, competitive pricing and reimbursement.

Forte anticipates competing with the largest healthcare companies in the world, many of which have greater financial, human, and manufacturing resources than Forte currently has. In addition to these fully integrated healthcare companies, Forte will also compete with those companies whose products target the same indications as FB102 or any future product candidate Forte develops. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. Any treatments developed by its competitors could be superior to any product candidates Forte develops. It is possible that these competitors will succeed in developing technologies that are more effective than Forte’s potential products or that would render any of Forte’s product candidate obsolete or noncompetitive. Forte anticipates that it will face increased competition in the future as additional companies enter its market and scientific developments surrounding competing therapies continue to accelerate.

Even if FB102 or any other product candidate that Forte develops receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, consumers and others in the medical or healthcare community necessary for commercial success.

If FB102 or any other future product candidate Forte develops receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, consumers and others in the medical community. If any such product candidate Forte develops does not achieve an adequate level of acceptance, Forte may not generate significant product revenues and Forte may not become profitable. The degree of market acceptance of any of Forte’s product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Forte’s operations and financial results could be adversely impacted by the public health emergencies or other disruptions to the industry.

While the extent of the impact of public health outbreaks on Forte’s business and financial results is uncertain, including indirect impact via third parties Forte contracts with, a continued and prolonged public health crisis could have a negative impact on its business, financial condition and operating results. To the extent any global pandemic, such as the COVID-19 pandemic, impact operations in the United States, its clinical studies could be slowed or delayed, or in a more severe scenario, its business, financial condition and operating results could be more severely affected.

Forte will need to grow the size of its organization, and may experience difficulties in managing this growth.

As of May 6, 2024, Forte had 11 full-time employees. As its research, development, manufacturing and commercialization plans and strategies develop to focus on the development of FB102 and any future product candidates, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Forte’s future financial performance and its ability to commercialize FB102 or any future product candidate will depend, in part, on its ability to effectively manage any future growth, and its management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

Forte currently relies, and for the foreseeable future will continue to rely, in substantial part on certain organizations, advisors and consultants to provide certain services, including many aspects of regulatory affairs, clinical management and manufacturing. There can be no assurance that the services of these organizations, advisors and consultants will continue to be available to Forte on a timely basis when needed or that Forte can find qualified replacements. In addition, if Forte is unable to effectively manage its outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, its preclinical studies and clinical trials may be extended, delayed or terminated, and Forte may not be able to obtain regulatory approval of FB102 or any other future product candidate or otherwise advance its business. There can be no assurance that Forte will be able to manage its existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

Risks related to government regulation

Forte is very early in its development efforts. FB102 will require significant additional preclinical and clinical development before Forte seeks regulatory approval of any product candidate. If Forte is unable to advance FB102 to clinical development, obtain regulatory approval and ultimately commercialize a product candidate or experiences significant delays in doing so, its business will be materially harmed.

Forte is very early in its development efforts and will invest substantially all of its efforts and financial resources in the development of FB102. Its ability to generate product revenues, which Forte does not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of a product candidate, which may never occur. Forte currently generates no revenue from sales of any products, and Forte may never be able to develop or commercialize a marketable product. The success of FB102 will depend on several factors, including the following:

•
successful completion of additional preclinical and clinical studies;
•
successful enrollment in, and completion of, clinical trials;
•
receipt of regulatory approvals from applicable regulatory authorities for FB102;
•
establishing cGMP-compliant clinical supply and commercial manufacturing operations or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•
obtaining and maintaining patent and trade secret protection or regulatory exclusivity for FB102;
•
launching commercial sales of FB102, if and when approved or allowed for marketing, whether alone or in collaboration with others;
•
acceptance of FB102, if and when approved, by patients, the medical community and third-party payors;
•
obtaining and maintaining third-party insurance coverage and adequate reimbursement;
•
enforcing and defending intellectual property rights and claims;
•
the marketing of FB102; and
•
maintaining a continued acceptable safety profile of FB102 following approval or commercialization.

If Forte does not achieve one or more of these factors in a timely manner or at all, Forte could experience significant delays or an inability to successfully commercialize FB102, which would materially harm its business. If Forte does not receive regulatory approvals for FB102, it may not be able to continue its operations.

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

Inadequate funding for or other disruptions to the FDA, the SEC and other government agencies, including due to public health concerns, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the approval of Forte’s product candidates rely, which would negatively impact its business.

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

If a prolonged government shutdown or other disruption occurs, including due to government furloughs, budget constraints, travel restrictions, staffing shortages, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process its regulatory submissions, which could have a material adverse effect on its business, including its ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

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
•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program with specific exceptions to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;
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

To proceed with its development plans and ultimately commercialization of FB102, Forte will be required to conduct additional preclinical studies and clinical trials. Forte cannot be certain of the timely completion or outcome of its preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept its proposed clinical programs, including the design, dose level, and dose regimen, or if the outcome of its preclinical testing and studies will ultimately support the development of its clinical programs.

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

Forte’s product candidate, FB102, or any future product candidate Forte develops, may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.

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

If FB102 or any other product candidate Forte develops is approved, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, advertising, promotion, sampling, record-keeping, export, import, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, Forte will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that Forte conducts post-approval.

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $23.53 per share, or approximately 82%, from $28.59 per share as of the close of business on September 2, 2021 to $5.06 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on May 6, 2024, was $0.72 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

•
any strategic decisions that Forte pursues or announces, including Forte’s decision to focus on the development of FB102;
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

As a public company, Forte incurs and will continue to incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. Forte costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as any new requirements implemented by the SEC and Nasdaq. These rules and regulations have increased Forte’s legal and financial compliance costs from when it was a private company and makes some activities more time consuming and costly. These rules and regulations also may make it difficult and expensive for Forte to obtain and maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for Forte to attract and retain qualified individuals to serve on its board of directors or as executive officers, which may adversely affect investor confidence in and could cause Forte’s business or stock price to suffer.

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

As of March 31, 2024, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

Item 6. Exhibits.

Exhibit Number	Description
10.1+	Separation Agreement and Release by and between the Company and Hubert Chen, dated March 17, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*±	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*±	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

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

Forte Biosciences, Inc.

Date: May 13, 2024	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)