Form 10-Q
period 2024-06-30
Forte Biosciences, Inc.
filed 2024-08-14
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 36,503,949 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,498	$37,125
Prepaid expenses and other current assets	1,213	1,202
Total current assets	25,711	38,327

Property and equipment, net	96	109
Other assets	271	544
Total assets	$26,078	$38,980

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,275	$1,424
Accrued liabilities (including $50 and $0 related party payable as of June 30, 2024 and December 31, 2023, respectively)	3,842	2,242
Total current liabilities	9,117	3,666

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value: 200,000,000 shares authorized as of June 30, 2024 (unaudited) and December 31, 2023; 36,442,380 and 36,335,105 shares issued and outstanding as of June 30, 2024 (unaudited) and December 31, 2023, respectively	36	36
Additional paid-in capital	155,383	153,794
Accumulated other comprehensive income (loss)	(7)	4
Accumulated deficit	(138,451)	(118,520)
Total stockholders’ equity	16,961	35,314
Total liabilities and stockholders’ equity	$26,078	$38,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$5,590	$7,139	$9,914	$11,926
Research and development - related party	150	$-	179	$-
General and administrative	7,078	1,895	10,529	3,963
Total operating expenses	12,818	9,034	20,622	15,889
Loss from operations	(12,818)	(9,034)	(20,622)	(15,889)
Other income, net	307	138	691	240
Net loss	$(12,511)	$(8,896)	$(19,931)	$(15,649)
Per share information:
Net loss per share - basic and diluted	$(0.27)	$(0.42)	$(0.43)	$(0.74)

Weighted average shares and pre-funded warrants outstanding, basic and diluted	46,131,151	21,046,831	46,107,006	21,026,866

Comprehensive Loss:
Net loss	$(12,511)	$(8,896)	$(19,931)	$(15,649)
Unrealized (loss) gain on available-for-sale securities	(5)	1	(11)	1
Comprehensive loss	$(12,516)	$(8,895)	$(19,942)	$(15,648)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance — December 31, 2023	36,335,105	$36	$153,794	$4	$(118,520)	$35,314
Issuance of common stock upon vesting of restricted stock units, net	49,277	—	(16)	—	—	(16)
Issuance of common stock under ESPP	10,500	—	8	—	—	8
Stock-based compensation	—	—	805	—	—	805
Unrealized loss on available-for-sale securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(7,420)	(7,420)
Balance — March 31, 2024	36,394,882	36	154,591	(2)	(125,940)	28,685
Issuance of common stock upon vesting of restricted stock units, net	47,498	—	(10)	—	—	(10)
Stock-based compensation	—	—	802	—	—	802
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(12,511)	(12,511)
Balance — June 30, 2024	36,442,380	$36	$155,383	$(7)	$(138,451)	$16,961

Balance — December 31, 2022	21,000,069	$21	$125,841	—	$(87,044)	$38,818
Issuance of common stock under ESPP	7,000	—	6	—	—	6
Stock-based compensation	—	—	877	—	—	877
Net loss	—	—	—	—	(6,753)	(6,753)
Balance — March 31, 2023	21,007,069	21	126,724	—	(93,797)	32,948
Issuance of common stock upon vesting of restricted stock units, net	44,126	—	(24)	—	—	(24)
Stock-based compensation	—	—	855	—	—	855
Unrealized gain on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(8,896)	(8,896)
Balance — June 30, 2023	21,051,195	$21	$127,555	$1	$(102,693)	$24,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,931)	$(15,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	19	—
Stock-based compensation expense	1,607	1,732
Accretion of debt discount on available-for-sale securities	(11)	(21)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	262	168
Accounts payable	3,851	1,853
Accrued liabilities	1,600	1,238
Net cash used in operating activities	(12,603)	(10,679)
Cash flows from investing activities:
Purchase of property and equipment	(6)	—
Purchase of short-term investments	—	(9,965)
Net cash used in investing activities	(6)	(9,965)
Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	8	6
Taxes paid related to net share settlement of equity awards	(26)	(24)
Net cash used in financing activities	(18)	(18)

Net decrease in cash and cash equivalents	(12,627)	(20,662)
Cash and cash equivalents — beginning of period	37,125	41,100
Cash and cash equivalents — end of period	$24,498	$20,438

Supplemental disclosure of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$—	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com) and its subsidiaries, referred to herein as the “Company” or "Forte", is a clinical-stage biopharmaceutical company focused on developing FB102, which is a proprietary anti-CD122 monoclonal antibody therapeutic candidate with potentially broad autoimmune and autoimmune-related indications. The phase 1 healthy volunteer single and multiple ascending dose cohorts have successfully completed. Forte is currently advancing clinical development of FB102 into patient-based studies.

The Company merged with Tocagen, Inc. ("Merger"), a publicly traded biotechnology company, on June 15, 2020. Prior to the Merger, Forte was a privately held company incorporated in Delaware on May 3, 2017. The Company's headquarters is in Dallas, Texas. The Company’s common stock is traded on the Nasdaq stock exchange under the ticker symbol “FBRX”.

Liquidity and Risks

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. As of June 30, 2024, the Company had an accumulated deficit of $138.5 million. The Company used $12.6 million of cash in operating activities during the six months ended June 30, 2024. Management expects to continue to incur additional losses in the foreseeable future as the Company continues its development efforts on advancing FB102 through clinical trials.

The Company had cash and cash equivalents of approximately $24.5 million as of June 30, 2024. The Company’s cash and cash equivalents are held at financial institutions and exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q.

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

Businesses throughout our industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation the COVID-19 pandemic, the military conflicts in Eastern Europe and the Middle East, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and other geopolitical tensions. The extent of the impact of these events and circumstances on our business, operations, development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on the Company's development activities, third parties with whom it does business, as well as its impact on regulatory authorities and its key scientific and management personnel. The Company has been and continues to actively monitor the potential impacts that these various events and circumstances may have on its business and the Company takes steps, where warranted, to minimize any potential negative impacts on its business resulting from these events and circumstances.

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

Cash and Cash Equivalents

Cash and cash equivalents include U.S. treasury bills, money market funds and deposits with commercial banks. Cash equivalents are defined as short-term, highly liquid investments with maturities of 90 days or less from the date of purchase.

Available-for-Sale Securities

The Company’s available-for-sale securities consist of U.S. treasury bills. Securities with maturities from the date of purchase of 90 days or less are included in cash equivalents. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Realized gains and losses are calculated on the specific identification method and recorded as interest income (loss).

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

Net Loss Per Share

The Company’s net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares, without consideration for common stock equivalents. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation include the pre-funded warrants outstanding during the period as they are exercisable at any time and their exercise requires only nominal consideration for the delivery of shares. As of June 30, 2024, no pre-funded warrants have been exercised and pre-funded warrants to purchase an aggregate of 9,689,293 shares of common stock were outstanding.

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

	Three and Six Months Ended June 30,
	2024	2023
Options	4,912,925	2,428,195
Restricted stock units	835,951	1,193,451
Warrants	4,434	4,434
ESPP	4,253	459
Total	5,757,563	3,626,539

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid manufacturing and research expenses	$319	$306
Prepaid insurance	214	318
Prepaid professional fees	367	413
Other	313	165
Total prepaid expenses and other current assets	$1,213	$1,202

Property and Equipment, Net

Property and equipment, net as of June 30, 2024 and December 31, 2023 consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Equipment	$106	$100
Furniture and fixtures	18	18
Property and equipment, at cost	124	118
Less accumulated depreciation	(28)	(9)
Total property and equipment, net	$96	$109

Other Assets

Other assets as of June 30, 2024 and December 31, 2023 consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid insurance	$184	$280
Prepaid professional fees	30	211
Other	57	53
Total other assets	$271	$544

Accrued Liabilities

Accrued liabilities as of June 30, 2024 and December 31, 2023 consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued legal and professional fees	$344	$276
Accrued compensation	1,035	947
Accrued manufacturing and research expenses	750	1,016
Estimated accrued legal settlement	1,700	-
Other	13	3
Total accrued liabilities	$3,842	$2,242

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

The following tables provides a summary of the assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Funds	$7,636	$—	$—	$7,636
U.S. Treasury Bills	—	14,922	—	14,922
Total	$7,636	$14,922	$—	$22,558

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Funds	$5,686	$—	$—	$5,686
U.S. Treasury Bills	—	25,164	—	25,164
Total	$5,686	$25,164	$—	$30,850

5. Available-for-sale Securities

The following table summarizes the Company's available-for-sale securities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Cash equivalents
U.S. Treasury Bills	$14,929	$—	$(7)	$14,922
Total available-for-sale securities	$14,929	$—	$(7)	$14,922

	December 31, 2023
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Cash equivalents
U.S. Treasury Bills	$25,160	$4	$—	$25,164
Total available-for-sale securities	$25,160	$4	$—	$25,164

As of June 30, 2024 and December 31, 2023, the Company classified available-for-sale securities as cash equivalents in the condensed consolidated balance sheets because the original maturity dates were less than three months as of the date of the purchases. As of June 30, 2024 the Company had one U.S. treasury bill security in an unrealized loss position.

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

Lease Agreements

The Company has entered into month-to-month lease agreements for certain office and laboratory space. The lease agreements are cancellable by the Company at any time with a 30-day notice. Total rent expense for all locations for the three and six months ended June 30, 2024 was $75 thousand and $146 thousand, respectively. Total rent expense for all locations for the three and six months ended June 30, 2023 was $17 thousand and $24 thousand, respectively.

Clinical and Preclinical Services

The Company has entered into various agreements with third-party vendors for preclinical and clinical services. The estimated remaining commitments as of June 30, 2024 under these agreements were approximately $400 thousand. The Company entered into agreements with a clinical research organization ("CRO") in 2023 for

Phase 1 clinical trials of FB102, its product candidate. The Company has agreed to pay third-party costs associated with those agreements. The CRO agreements are subject to termination at any time, with or without cause, by the Company, in which case only costs earned or non-cancellable to the date of termination would remain subject to reimbursement.

Legal Proceedings

Camac Fund L.P. v. Forte Biosciences Inc., C.A. No. 2022-1075-NAC (Del. Ch.)

In November 2022, a stockholder of the Company, Camac Fund LP, filed a complaint in the Delaware Court of Chancery seeking to access certain books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law, as well as to seek attorney fees (the “Books and Records Action”). The Books and Records Action, which is captioned Camac Fund L.P. v. Forte Biosciences Inc., C.A. No. 2022-1075-NAC, was dismissed with prejudice on July 29, 2024.

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

On November 3, 2023, Defendants filed a motion to dismiss the Amended Complaint, which was fully briefed in advance of a hearing before the Court on the motion on February 14, 2024. On April 15, 2024, the Court issued an oral ruling denying Defendants’ motion to dismiss. Expedited discovery ensued. On June 4, 2024, the parties reached an agreement-in-principle to settle the action. On June 11, 2024, the parties entered into a Stipulation and Agreement of Settlement, Compromise, and Release, which was filed with the Court the next day. Also on June 11, 2024, the Company entered into a Standstill and Voting Agreement with Camac Fund LP and related entities and persons. On July 2, 2024, Plaintiff filed its Opening Brief in Support of (A) Approval of Settlement; (B) Certification of the Settlement Class; and (C) Award of Attorneys’ Fees, Litigation Expenses and Incentive Award. On July 30, 2024, the Court held a settlement hearing and declined to approve the settlement. In accordance with the terms of the Stipulation and Agreement of Settlement, Compromise, and Release the Company paid $364 thousand and accrued $1.7 million for Camac’s estimated legal fees which does not include any potential insurance recoveries. The accrual reflects the Company’s best estimate based on currently available information. The parties are continuing to engage in discussions to resolve the action. The Company continues to believe the Plaintiff’s claims are baseless and intends to vigorously defend against them in the event litigation proceeds. The Company expenses legal fees as incurred.

Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N (N.D. Tex.)

On October 28, 2023, the Company filed a complaint (the “Complaint”), captioned Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N, in the U.S. District Court for the Northern District of Texas, against Camac Fund, LP, Camac Partners, LLC, Camac Capital, LLC, and Eric Shahinian (collectively, “Camac”), as well as against Michael G. Hacke, Chris McIntyre, McIntyre Partnerships, LP, McIntyre Capital GP, LLC, McIntyre Capital Management, LP, McIntyre Capital Management GP, LLC, ATG Fund II LLC, ATG Capital Management, LLC, Gabriel Gliksberg, Funicular Funds, LP, The Funicular Fund, LP, Cable Car Capital LLC, Jacob Ma-Weaver, BML Investment Partners, L.P., BML Capital Management, LLC, and Braden M. Leonard (collectively with Camac, “Defendants”). The Complaint alleged that Defendants issued false and misleading disclosures in connection with their efforts to elect two directors to Forte’s board of directors at the 2023 annual meeting. Defendants moved to dismiss and on June 11, 2024, the Complaint was dismissed with prejudice.

7. Equity

Preferred Stock

The Company has 10 million authorized shares of Series A Preferred Stock, par value $0.001, with no shares outstanding as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, no pre-funded warrants were exercised and pre-funded warrants to purchase an aggregate of 9,689,293 shares of common stock outstanding. The 9,689,293 shares of common stock issuable upon the exercise of the pre-funded warrants is not included in the number of issued and outstanding shares of common stock as of June 30, 2024 and December 31, 2023.

In June 2021, the Company filed a shelf registration statement on Form S-3 that went effective in June 2021 to register the issuance of up to $300 million in securities. On March 31, 2022, the Company entered into an “at-the-market” equity offering program (“ATM Facility”) whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, the Company filed a prospectus supplement to the June 2021 Form S-3 relating to the offer and sale of the shares pursuant to the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, the Company filed an additional prospectus supplement relating to the offer and sale of shares pursuant to the ATM Facility covering sales of up to an additional $2.7 million of shares of common stock. However, this shelf registration statement on Form S-3 expired in June 2024, and the Company would need to file a new registration statement on Form S-3 to sell additional shares under the ATM Facility. The Company is not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. The Company has agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. The Company issued 6.1 million shares of common stock for gross proceeds of approximately $7.7 million under the ATM Facility from July 1, 2022 through December 31, 2022 and incurred $595 thousand in issuance costs related to the ATM Facility and shelf registration statement. While the ATM Facility remains in place, the Company remains restricted in its ability to access additional funding from the sale of securities under Form S-3.

Warrants to purchase 4,434 shares of the Company’s common stock at an exercise price of $140.25 per share which were previously issued by Tocagen, survived the Merger and remained outstanding as of June 30, 2024 and December 31, 2023. These warrants have an expiration date of October 30, 2025. These warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

Shares of common stock reserved for future issuance were as follows:

Shares
Pre-funded warrants outstanding	9,689,293
Stock options outstanding	4,912,925
Reserved for issuance under equity incentive plans	1,892,547
RSUs outstanding	835,951
Reserved for issuance under employee stock purchase plan	800,522
Warrants outstanding	4,434
Total	18,135,672

Rights Plan

On July 11, 2022, the Company authorized and declared a dividend distribution of one right (each, a “Right” and part of the "Rights Agreement") for each outstanding share of common stock of the Company to stockholders of record as of the close of business on July 21, 2022. Each Right entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of the Company at an exercise price of $16.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment. The Rights are not exercisable until the Distribution Date. The Distribution Date is the 10th business day after the public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 10 percent or more of our common stock or the 10th business day after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 10 percent or more of our common stock.

The Rights will be redeemable at the Company’s option for $0.001 per Right at any time on or prior to the 10th business day after the public announcement that an Acquiring Person has acquired beneficial ownership of 10 percent or more of the Common Stock.

On June 26, 2023, the Company entered into Amendment No. 1 to the Rights Agreement which extended the expiration of the Rights to July 12, 2024, unless the Rights were earlier redeemed or exchanged in accordance with the terms of the Rights Agreement. There were no other changes to the terms and conditions of the Rights Agreement in connection with such amendment.

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

The Rights were determined to have no value upon issuance and no rights were exercisable as of June 30, 2024. The Rights expired on July 12, 2024.

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

The 2021 Plan was amended and restated in September 2023 to increase the shares available for grant by an additional 2,500,000 shares. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Service-based awards generally vested over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of June 30, 2024, there were 137,547 shares available for issuance under the 2021 Plan.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 500,000 shares for future grant under the 2020 Inducement Plan. The 2020 Inducement Plan was amended on March 14, 2024 to increase the shares available for grant by an additional 1,500,000. As of June 30, 2024, there were 1,755,000 shares available for issuance under the 2020 Inducement Plan.

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

The weighted average grant-date fair value of stock options granted in the three and six months ended June 30, 2024 was $0.53 and $0.62, respectively. The weighted average grant-date fair value of stock options granted in the three and six months ended June 30, 2023 was $0.81 for both periods.

The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value of common stock	$0.63	$0.98	$0.74	$1.00
Risk-free interest rate	4.40%	3.75%	4.15%	3.73%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term of options (years)	6.08	6.08	6.08	5.93
Volatility	110.00%	104.52%	110.20%	102.97%

The table below summarizes the stock option activity during the six months ended June 30, 2024:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2023	2,645,278	$8.26	7.17	$30
Granted	2,640,000	$0.74
Exercised	—	—
Cancelled/Forfeited	(372,353)	$5.16
Balances at June 30, 2024	4,912,925	$4.45	8.38	$7
Vested and expected to vest at June 30, 2024	4,912,925	$4.45	8.38	$7
Exercisable at June 30, 2024	1,367,645	$12.00	7.29	$3

The aggregate intrinsic value of options at June 30, 2024 is based on the Company’s fair value of its stock price on that date of $0.54 per share.

Restricted Stock Unit Awards

Restricted stock units vest over four years with one sixteenth of the restricted stock units vesting every quarter.

The table below summarizes the restricted stock unit awards activity during the six months ended June 30, 2024:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	1,055,951	$1.37
Granted	—	—
Forfeited/Cancelled	(90,000)	1.03
Issued as Common Stock	(130,000)	1.01
Outstanding at June 30, 2024	835,951	$1.46

2017 Employee Stock Purchase Plan

In May 2021, the Company’s board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 800,522 shares available for future issuance under the ESPP as of June 30, 2024. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 300,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The Company issued 10,500 and 7,000 shares under the ESPP during the six months ended June 30, 2024 and 2023, respectively. The ESPP is considered a compensatory plan. The Company recorded stock-based compensation expense related to its ESPP of $2 thousand and $4 thousand for the three and six months ended June 30, 2024, respectively and $2 thousand and $4 thousand for the three and six months ended June 30, 2023, respectively.

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$296	$304	$608	$608
General and administrative	506	551	999	1,124
Total	$802	$855	$1,607	$1,732

As of June 30, 2024, there was unrecognized stock-based compensation expense of $4.0 million related to stock options and restricted stock units with service conditions, which is expected to be recognized over a weighted-average period of 2.19 years. Total unrecognized stock-based compensation as of June 30, 2024 was approximately $0.5 million related to restricted stock units with performance based vesting. The performance based conditions are tied to development milestones which have not been met.

9. Related Party Transactions

One member of the Company’s board of directors received cash payments of $100 thousand and $129 thousand for scientific consulting services during the three and six months ended June 30, 2024. The Company had a $50 thousand payable to the director as of June 30, 2024 included in accrued liabilities. There were no consulting services provided in 2023.

10. Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company matches employee contributions as permitted by the plan. The Company's total cost related to the 401(k) plan was $29 thousand for the three and six months ended June 30, 2024. The Company did not make contributions in 2023.

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

Overview

Forte Biosciences, Inc. (www.fortebiorx.com) and its subsidiaries (“Forte”, “we”, “our”) is a clinical-stage biopharmaceutical company whose lead product candidate is FB102. FB102 is a proprietary anti-CD122 monoclonal antibody therapeutic candidate with potentially broad autoimmune and autoimmune-related indications.

The Company’s FB102 program aims to address key pathways implicated in these indications with a CD122 antagonist. CD122 is a subunit of IL-2/IL-15 receptors which are key regulators of NK cells and certain T cell subsets.

In FB102 mechanistic in-vitro studies, human donor T and NK cells were stimulated with either IL2 or IL15 in the presence or absence of FB102. FB102 significantly inhibited proliferation and activation at levels comparable to unstimulated cells. Human donor regulatory T cell (Treg) studies stimulated with IL2 demonstrated comparable proliferation both in the presence and absence of FB102.

In the 4 and 13 week non-human primate (NHP) studies, after a single dose, FB102 demonstrated significant reductions in the NK cell pharmacodynamic marker. Additionally, after multiple doses at exposures comparable to human therapeutic doses, Treg levels in the FB102 dosing arm were similar to vehicle supporting the in-vitro data and the mechanism of action of FB102.

The primary objective of the Phase 1 trial was to assess the safety, tolerability and pharmacokinetics of single and multiple ascending doses of FB102 under intravenous and subcutaneous administration. Three cohorts of single and two cohorts of multiple ascending doses in healthy volunteers were successfully completed. Based on the successful completion of the phase 1 healthy volunteer cohorts, Forte is initiating a patient study in celiac disease with data expected by the second quarter of 2025 We anticipate initiating these patient-based studies in celiac disease in the third quarter of 2024 with top-line results expected by the second quarter of 2025.

Celiac disease is an autoimmune disease that is triggered by consuming gluten and results in damage to the small intestine. Symptoms include diarrhea, fatigue, headaches, anemia, nausea and dermatitis herpetiformis (an itchy skin rash). A significant patient population of celiac disease patients do not respond to gluten free diet. The health consequences for not treating include malnourishment, cancer, other autoimmune conditions. It is estimated that 1:133 in US (2.5 million people) have celiac disease (Fasano, Arch Intern Med. 2003 PMID: 12578508) and that 0.3% to 0.5% of celiac disease patients are non-responsive (Malamut Gastroenterology. 2024 38556189). There are no approved treatment options for celiac disease.

FB102 has potentially other autoimmune and autoimmune-related applications including in vitiligo, type 1 diabetes (T1D), graft-versus-host disease (GvHD) and alopecia areata.

Vitiligo is a disease of the skin mediated primarily by NK and CD8+ T cells that attack melanocytes leading to patchy depigmentation of the skin. It is estimated that vitiligo affects 2 million people in the U.S (NIH). The global vitiligo treatment market size was estimated at $1.2 billion in 2018 and is projected to reach $1.9 billion by 2026 (Fortune Business Insights).

Type 1 diabetes is caused by autoreactive T Cells destroying insulin-producing pancreatic β- cells. CD8+ T cells with receptors recognizing β-cell specific peptides are enriched in pancreatic islets of T1D patients. Environmental stress causes β-cells to upregulate MHC and to express IL-15 and IL-15RA. (Herold 2024 Nat Rev Immunol. PMID 38308004). It is estimated that 64,000 people are diagnosed with T1D annually (https://beyondtype1.org/type-1-diabetes-statistics/).

GvHD is a complication that may occur after an allogeneic transplant and is where donor's T-cells attack the patient's healthy cells. There are 2 main types of GvHD – acute GvHD and chronic GvHD. The severity of symptoms range from mild to fatal. U.S. prevalence of acute GvHD is estimated at approximately 5,000 cases and occurs in up to 50% of allogeneic stem cell transplant recipients (www.lls.org/booklet/graft-versus-host-disease). Onset of acute GvHD typically occurs within 3 months of transplant. Symptoms occur in the skin (rash), GI tract (vomiting, diarrhea) and liver (jaundice). US prevalence of chronic GvHD is estimated at approximately 14,000 cases and occurs in up to 40% of recipients. In addition to symptoms in the skin, GI tract and liver, chronic GvHD may also manifest itself in the lungs, mucosal surfaces (eyes, mouth, GU tract), muscle and joints (connective tissue).

Alopecia areata is a disease in which immune cells attack and damage hair follicles and is mediated primarily by CD8+ T cells and NK cells. The global alopecia treatment market was valued at $2.7 billion in 2018, and is projected to reach $3.9 billion by 2026, registering a CAGR of 4.6% from 2019 to 2026 (Allied Mkt Research).

We had approximately $24.5 million in cash and cash equivalents as of June 30, 2024. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

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

In June 2021, we filed a shelf registration statement on Form S-3 that went effective in June 2021 to register the issuance of up to $300 million in securities. On March 31, 2022, we entered into an ATM Facility whereby we may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, we filed a prospectus supplement to the June 2021 Form S-3 for the offer and sale of the shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, we filed an additional prospectus supplement relating to offer and sell an additional $2.7 million of shares of common stock. However, this shelf registration statement on Form S-3 expired in June 2024, and the Company would need to file a new registration statement on Form S-3 to sell additional shares under the ATM Facility. We are currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by us pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of our common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and we will remain subject to such limitation for so long as the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, while the ATM Facility remains in place, we remain restricted in our ability to access additional funding from the sale of securities under Form S-3.

Intellectual Property

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB102 program. We also own three pending PCT applications, one pending application in Taiwan and one pending application in Argentina related to the FB102 program. The estimated expiration dates of these patents are 2043-2044. We also own two US patent applications that are not material to Forte's FB102 program.

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

We anticipate research and development expenses will increase in the future as we continue to further develop our current lead product candidate, FB102.

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

Other Income, net

Other income, net, consists of interest income earned from our cash and cash equivalents partially offset by taxes and foreign exchange gains and losses.

Critical Accounting Policies and Estimates

There have been no significant changes during the six months ended June 30, 2024 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 18, 2024.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2024 and 2023

The following tables summarize our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$5,740	$7,139	$(1,399)
General and administrative	7,078	1,895	5,183
Total operating expenses	12,818	9,034	3,784
Other income, net	307	138	169
Net loss	$(12,511)	$(8,896)	$(3,615)

	For the Six Months Ended June 30,
	2024	2023	Change

Operating expenses:
Research and development	$10,093	$11,926	$(1,833)
General and administrative	10,529	3,963	6,566
Total operating expenses	20,622	15,889	4,733
Other income, net	691	240	451
Net loss	$(19,931)	$(15,649)	$(4,282)

Research and Development Expenses

Research and development expenses were $5.7 million for the three months ended June 30, 2024, compared to $7.1 million for the same period in 2023. The decrease was primarily due to a decrease of approximately $1.5 million in manufacturing costs partially offset by an increase of approximately $0.1 million in payroll and related expenses due to an increase in our average headcount.

Research and development expenses were $10.1 million for the six months ended June 30, 2024, compared to $11.9 million for the same period in 2023. The decrease was primarily due to a decrease of approximately $4.1 million in manufacturing costs partially offset by an increase of approximately $1.3 million in clinical expenses as we advanced our FB102 program through clinical trials, and a net increase of approximately $1.0 million in payroll and related expenses due to an increase in our average headcount and related payments.

We anticipate research and development expenses to increase in the future as we continue to further develop our current lead product candidate, FB102.

General and Administrative Expenses

General and administrative expenses were $7.1 million for the three months ended June 30, 2024 compared to $1.9 million for the same period in 2023. The increase was primarily due to increases in legal and professional expenses.

General and administrative expenses were $10.5 million for the six months ended June 30, 2024, compared to $4.0 million for the same period in 2023. The increase was primarily due to increases in legal and professional expenses.

Our general and administrative expenses may increase in the future due to increases in professional and advisory fees as we build out our infrastructure to further develop FB102.

Other Income, Net

The change in other income, net for the three and six months ended June 30, 2024, compared with the same periods in the prior year were primarily driven by higher interest income earned from our cash and cash equivalents.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or out-licenses. We have never been profitable and have incurred operating losses each year since inception. Our net loss was approximately $19.9 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of approximately $138.5 million. We had cash and cash equivalents of approximately $24.5 million as of June 30, 2024. We believe that our existing cash, cash equivalents and available-for-sale securities will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Form 10-Q. We expect to incur operating losses in the future as we continue to further develop our current lead product candidate, FB102.

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

In June 2021, we filed a shelf registration statement on Form S-3 that went effective in June 2021 to register the issuance of up to $300 million in securities. On March 31, 2022, we entered into an ATM Facility whereby we may from time to time offer and sell shares of our common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, we filed a prospectus supplement to the June 2021 Form S-3 relating to the offer and sale of shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, we filed an additional prospectus supplement relating to the offer and sale of shares for an additional $2.7 million of shares of common stock. However, this shelf registration statement on Form S-3 expired in June 2024, and the Company would need to file a new registration statement on Form S-3 to sell additional shares under the ATM Facility. In addition, as discussed above, we are currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by us pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of our common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and we will remain subject to such limitation for so long as the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, while the ATM facility remains in place, Forte remains restricted in its ability to access additional funding from the sale of securities under Form S-3.

Future Capital Requirements

We have not generated any revenue from product sales or from out-licensing. We do not know when, or if, we will generate any revenue. We expect to incur ongoing losses as we continue to further develop our current lead product candidate, FB102, which has potentially broad application for autoimmune diseases such as celiac disease, vitiligo, type 1 diabetes, graft-vs-host disease and alopecia areata. FB102 is currently in a Phase 1 clinical trial. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

See the “Risk Factors” section on this Form 10-Q for additional risks associated with our substantial capital requirements.

The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(12,603)	$(10,679)
Investing activities	(6)	(9,965)
Financing activities	(18)	(18)
Net change in cash and cash equivalents	$(12,627)	$(20,662)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $12.6 million and consisted primarily of a net loss of $19.9 million adjusted for non-cash stock-based compensation of $1.6 million and decreases in net operating assets of $5.7 million.

Net cash used in operating activities for the six months ended June 30, 2023 was $10.7 million and consisted primarily of a net loss of $15.6 million adjusted for non-cash stock-based compensation of $1.7 million and decreases in net operating assets of $3.3 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was due to the purchase of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2023 was due to the purchase of three- month U.S. treasury bills as short-term investments.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 was primarily due to the proceeds received from employee participation in our ESPP offset by tax remittances from RSUs withheld to cover tax obligations on the vesting date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

Camac Fund L.P. v. Forte Biosciences Inc., C.A. No. 2022-1075-NAC (Del. Ch.)

In November 2022, a stockholder of the Company, Camac Fund LP, filed a complaint in the Delaware Court of Chancery seeking to access certain books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law, as well as to seek attorney fees (the “Books and Records Action”). The Books and Records Action, which is captioned Camac Fund L.P. v. Forte Biosciences Inc., C.A. No. 2022-1075-NAC, was dismissed with prejudice on July 29, 2024.

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

On November 3, 2023, Defendants filed a motion to dismiss the Amended Complaint, which was fully briefed in advance of a hearing before the Court on the motion on February 14, 2024. On April 15, 2024, the Court issued an oral ruling denying Defendants’ motion to dismiss. Expedited discovery ensued. On June 4, 2024, the parties reached an agreement-in-principle to settle the action. On June 11, 2024, the parties entered into a Stipulation and Agreement of Settlement, Compromise, and Release, which was filed with the Court the next day. Also on June 11, 2024, the Company entered into a Standstill and Voting Agreement with Camac Fund LP and related entities and persons. On July 2, 2024, Plaintiff filed its Opening Brief in Support of (A) Approval of Settlement; (B) Certification of the Settlement Class; and (C) Award of Attorneys’ Fees, Litigation Expenses and Incentive Award. On July 30, 2024, the Court held a settlement hearing and declined to approve the settlement. The parties are continuing to engage in discussions to resolve the action. The Company continues to believe the Plaintiff’s claims are baseless and intends to vigorously defend against them in the event litigation proceeds.

Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N (N.D. Tex.)

On October 28, 2023, the Company filed a complaint (the “Complaint”), captioned Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N, in the U.S. District Court for the Northern District of Texas, against Camac Fund, LP, Camac Partners, LLC, Camac Capital, LLC, and Eric Shahinian (collectively, “Camac”), as well as against Michael G. Hacke, Chris McIntyre, McIntyre Partnerships, LP, McIntyre Capital GP, LLC, McIntyre Capital Management, LP, McIntyre Capital Management GP, LLC, ATG Fund II LLC, ATG Capital Management, LLC, Gabriel Gliksberg, Funicular Funds, LP, The Funicular Fund, LP, Cable Car Capital LLC, Jacob Ma-Weaver, BML Investment Partners, L.P., BML Capital Management, LLC, and Braden M. Leonard (collectively with Camac, “Defendants”). The Complaint alleged that Defendants issued false and misleading disclosures in connection with their efforts to elect two directors to Forte’s board of directors at the 2023 annual meeting. Defendants moved to dismiss and on June 11, 2024, the Complaint was dismissed with prejudice.

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

Forte is a clinical-stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB102, is currently in clinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each year since its inception in 2017. For the six months ended June 30, 2024, Forte reported a net loss of approximately $19.9 million. As of June 30, 2024, Forte had an accumulated deficit of $138.5 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

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

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of June 30, 2024, Forte had approximately $24.5 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-Q. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

In June 2021, Forte filed a shelf registration statement on Form S-3 that went effective in June 2021 to register the issuance of up to $300 million in securities. On March 31, 2022, Forte entered into an ATM Facility whereby Forte may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, Forte filed a prospectus supplement to the June 2021 Form S-3 for the offer and sale of the shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, Forte filed an additional prospectus supplement relating to offer and sell an additional $2.7 million of shares of common stock. However, this shelf registration statement on Form S-3 expired in June 2024, and the Company would need to file a new registration statement on Form S-3 to sell additional shares under the ATM Facility. In addition, Forte is currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by Forte pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of Forte’s common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and Forte will remain subject to such limitation for so long as the aggregate market value of Forte’s common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, while the ATM Facility remains in place, Forte remains restricted in its ability to access additional funding from the sale of securities under Form S-3.

In addition, in July 2023, the Company completed the Private Placement financing pursuant to which the Company sold (i) 15,166,957 shares of Common Stock, and (ii) 9,689,293 Pre-Funded Warrants to purchase Common Stock at a purchase price of $1.005 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of Common Stock, were immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the Private Placement were approximately $25 million, before deducting offering expenses payable by the Company. While the proceeds from the Private Placement provided further funding for the Company’s operations, the Company will still require additional capital to fund its operations and complete the development and commercialization of FB102 or any future product candidates.

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

As of August 9, 2024, Forte had 11 full-time employees. As its research, development, manufacturing and commercialization plans and strategies develop to focus on the development of FB102 and any future product candidates, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any product candidate Forte develops. For example, the government may implement additional measures in response to any resurgence of the COVID-19 pandemic or other public health emergencies. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. Forte cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. To the extent any legislative, administrative, or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, its business may be negatively impacted. In addition, if Forte is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Forte is not able to maintain regulatory compliance, Forte may lose any marketing approval that Forte may have obtained, and Forte may not achieve or sustain profitability.

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

Our common stock is listed on Nasdaq. Nasdaq rules impose certain continued listing requirements, including the minimum $1 bid price, corporate governance standards and number of public stockholders. On September 14, 2023, we were notified by Nasdaq that we are not compliant with its minimum bid price requirement because the closing bid price of our common stock was below $1.00 per share for 30 consecutive trading days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days, or until March 12, 2024 to become compliant. On March 13, 2024, we received an extension of 180 calendar days, or until September 9, 2024 (the “Deadline Date”), to regain compliance with the minimum bid price requirement for a minimum of ten consecutive business days. We have since remained non-compliant with the closing bid price requirement as our stock price has remained below $1.00 since we received the notice. At our annual stockholders’ meeting we have included a proposal asking our stockholders to approve a reverse stock split in an amount that would satisfy Nasdaq listing requirements. Reverse stock splits are often perceived negatively and announcements of or implementation of a reverse split may cause the market price of our common stock to decline.

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $23.53 per share, or approximately 82%, from $28.59 per share as of the close of business on September 2, 2021 to $5.06 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on August 9, 2024 was $0.443 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

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

As of June 30, 2024, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

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
10.1

Standstill and Voting Agreement dated June 11, 2024, by and between the Company and the Camac Group, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 14, 2024.

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

99.1

Notice of Pendency of Derivative and Class Action, Proposed Settlement, and Settlement Hearing, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on June 14, 2024.

99.2	Stipulation and Agreement of Settlement, Compromise, and Release, incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on June 14, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

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

Forte Biosciences, Inc.

Date: August 14, 2024	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)