Form 10-Q
period 2024-09-30
Forte Biosciences, Inc.
filed 2024-11-14
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 1,461,934 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,363	$37,125
Prepaid expenses and other current assets	1,305	1,202
Total current assets	17,668	38,327

Property and equipment, net	86	109
Other assets	192	544
Total assets	$17,946	$38,980

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,159	$1,424
Accrued liabilities	3,421	2,242
Total current liabilities	8,580	3,666

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value: 200,000,000 shares authorized as of September 30, 2024 (unaudited) and December 31, 2023; 1,460,007 and 1,453,402 shares issued and outstanding as of September 30, 2024 (unaudited) and December 31, 2023, respectively	1	1
Additional paid-in capital	156,207	153,829
Accumulated other comprehensive income	1	4
Accumulated deficit	(146,843)	(118,520)
Total stockholders’ equity	9,366	35,314
Total liabilities and stockholders’ equity	$17,946	$38,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$5,720	$6,369	$15,634	$18,295
Research and development - related party	150	-	329	-
General and administrative	2,759	3,847	13,288	7,810
Total operating expenses	8,629	10,216	29,251	26,105
Loss from operations	(8,629)	(10,216)	(29,251)	(26,105)
Other income, net	237	261	928	501
Net loss	$(8,392)	$(9,955)	$(28,323)	$(25,604)
Per share information:
Net loss per share - basic and diluted	$(4.54)	$(6.57)	$(15.35)	$(23.97)

Weighted average shares and pre-funded warrants outstanding, basic and diluted	1,847,644	1,514,509	1,845,407	1,068,019

Comprehensive Loss:
Net loss	$(8,392)	$(9,955)	$(28,323)	$(25,604)
Unrealized gain (loss) on available-for-sale securities, net	8	(6)	(3)	(5)
Comprehensive loss	$(8,384)	$(9,961)	$(28,326)	$(25,609)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance — December 31, 2023	1,453,402	$1	$153,829	$4	$(118,520)	$35,314
Issuance of common stock upon vesting of restricted stock units, net	1,971	—	(16)	—	—	(16)
Issuance of common stock under ESPP	420	—	8	—	—	8
Stock-based compensation	—	—	805	—	—	805
Unrealized loss on available-for-sale securities, net	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(7,420)	(7,420)
Balance — March 31, 2024	1,455,793	1	154,626	(2)	(125,940)	28,685
Issuance of common stock upon vesting of restricted stock units, net	1,899	—	(10)	—	—	(10)
Stock-based compensation	—	—	802	—	—	802
Unrealized loss on available-for-sale securities, net	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(12,511)	(12,511)
Balance — June 30, 2024	1,457,692	1	155,418	(7)	(138,451)	16,961
Issuance of common stock upon vesting of restricted stock units, net	1,924	—	(7)	—	—	(7)
Issuance of common stock under ESPP	538	—	6	—	—	6
Stock-based compensation	—	—	791	—	—	791
Unrealized gain on available-for-sale securities, net	—	—	—	8	—	8
Settlement of fractional shares paid in cash	(147)	—	(1)	—	—	(1)
Net loss	—	—	—	—	(8,392)	(8,392)
Balance — September 30, 2024	1,460,007	$1	$156,207	$1	$(146,843)	$9,366

Balance — December 31, 2022	840,002	$1	$125,861	$-	$(87,044)	$38,818
Issuance of common stock under ESPP	280	—	6	—	—	6
Stock-based compensation	—	—	877	—	—	877
Net loss	—	—	—	—	(6,753)	(6,753)
Balance — March 31, 2023	840,282	1	126,744	—	(93,797)	32,948
Issuance of common stock upon vesting of restricted stock units, net	1,765	—	(24)	—	—	(24)
Stock-based compensation	—	—	855	—	—	855
Unrealized gain on available-for-sale securities, net	—	—	—	1	—	1
Net loss	—	—	—	—	(8,896)	(8,896)
Balance — June 30, 2023	842,047	1	127,575	1	(102,693)	24,884
Issuance of common stock and pre-funded warrants in PIPE financing, net of issuance costs	606,678	—	24,728	—	—	24,728
Issuance of common stock under vesting of RSUs, net	2,124	—	(24)	—	—	(24)
Issuance of common stock under ESPP	420	—	9	—	—	9
Stock-based compensation	—	—	772	—	—	772
Unrealized loss on available-for-sale securities, net	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(9,955)	(9,955)
Balance — September 30, 2023	1,451,269	$1	$153,060	$(5)	$(112,648)	$40,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(28,323)	$(25,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	29	3
Stock-based compensation expense	2,398	2,504
Accretion of debt discount on available-for-sale securities	(2)	(139)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	249	(699)
Accounts payable	3,735	4,137
Accrued liabilities	1,178	61
Net cash used in operating activities	(20,736)	(19,737)
Cash flows from investing activities:
Purchase of property and equipment	(6)	(71)
Proceeds from redemptions of short-term investments	—	10,099
Purchase of short-term investments	—	(9,965)
Net cash (used in) provided by investing activities	(6)	63
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	24,792
Proceeds from issuance of common stock under ESPP	14	15
Taxes paid related to net share settlement of equity awards	(33)	(48)
Settlement of fractional shares paid in cash	(1)	—
Net cash (used in) provided by financing activities	(20)	24,759

Net (decrease) increase in cash and cash equivalents	(20,762)	5,085
Cash and cash equivalents — beginning of period	37,125	41,100
Cash and cash equivalents — end of period	$16,363	$46,185

Supplemental disclosure of non-cash investing and financing activities:
Unpaid issuance costs	$—	$64
Purchase of fixed assets recorded in accounts payable	$—	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com) and its subsidiaries, referred to herein as the “Company” or "Forte", is a clinical-stage biopharmaceutical company focused on developing FB102, which is a proprietary anti-CD122 monoclonal antibody therapeutic candidate with potentially broad autoimmune and autoimmune-related indications. The phase 1 healthy volunteer single and multiple ascending dose cohorts have successfully completed. Forte is currently advancing clinical development of FB102 into patient-based trials.

The Company merged with Tocagen, Inc. ("Merger"), a publicly traded biotechnology company, on June 15, 2020. Prior to the Merger, Forte was a privately held company incorporated in Delaware on May 3, 2017. The Company's headquarters is in Dallas, Texas.

Reverse Stock Split

On August 20, 2024, the Company's stockholders approved effecting a reverse stock split of the issued common stock of the Company (the “Common Stock”) at a ratio in the range between 1:5 and 1:30, with the final ratio to be approved by the Company's board of directors (the "Board"). The Board approved a final ratio of 1 for 25 for the reverse stock split.

On August 27, 2024, the Company filed a certificate of amendment to the Company's Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, to effect a 1 for 25 reverse stock split of the Common Stock, effective as of 8:00 a.m., Eastern Time, on August 28, 2024. The par value and authorized shares were not adjusted as a result of the reverse split. The Reverse Stock Split also affected the Company’s outstanding common stock options and pre-funded warrants, and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately. All issued and outstanding shares of common stock and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Liquidity and Risks

Since inception, the Company has incurred losses and negative cash flows from operations. As of September 30, 2024, the Company had an accumulated deficit of $146.8 million and used $20.7 million of cash in operating activities during the nine months ended September 30, 2024. The Company had cash and cash equivalents of approximately $16.4 million as of September 30, 2024. The Company is a clinical-stage biopharmaceutical company with no approved products or revenue streams, which contributes to its ongoing operating losses and negative cash flows. Management expects to continue to incur additional losses in the foreseeable future as the Company continues its development efforts on advancing FB102 through clinical trials. Given these factors, the Company has concluded that the existing cash and cash equivalents will not be sufficient for the twelve months following the financial statement issuance date, and requires additional liquidity to continue its operations.

As the Company continues to pursue its business plan, it expects to finance its operations through a combination of public or private equity or debt financings or other capital sources, which may include strategic collaborations and other strategic arrangements with third parties. However, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as going concern exists.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of asset, liabilities and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

Businesses throughout our industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation the military conflicts in Eastern Europe and the Middle East, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and other geopolitical tensions. The extent of the impact of these events and circumstances on our business, operations, development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on the Company's development activities, third parties with whom it does business, as well as its impact on regulatory authorities and its key scientific and management personnel. The Company has been and continues to actively monitor the potential impacts that these various events and circumstances may have on its business and the Company takes steps, where warranted, to minimize any potential negative impacts on its business resulting from these events and circumstances.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available operating accounts, U.S. treasury bills, money market funds and deposits with commercial banks. Cash equivalents are defined as short-term, highly liquid investments with maturities of 90 days or less from the date of purchase.

Available-for-Sale Securities

The Company’s available-for-sale securities consist of U.S. treasury bills. Securities with maturities from the date of purchase of 90 days or less are included in cash equivalents. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive loss within the condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Realized gains and losses are calculated on the specific identification method and recorded as interest income (loss).

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

The carrying amounts of financial instruments consisting of cash and cash equivalents, accounts payable, and accrued liabilities included in the Company’s condensed consolidated financial statements, are reasonable estimates of fair value, primarily due to their short maturities.

Net Loss Per Share

The Company’s net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares, without consideration for common stock equivalents. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation include the pre-funded warrants outstanding during the period as they are exercisable at any time and their exercise requires only nominal consideration for the delivery of shares. As of September 30, 2024, no pre-funded warrants have been exercised and pre-funded warrants to purchase an aggregate of 387,566 shares of common stock were outstanding.

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

	As of September 30,
	2024	2023
Options	214,501	105,540
Restricted stock units	30,987	44,987
Warrants	176	176
ESPP	772	56
Total	246,436	150,759

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of January 1, 2024, which did not have a material impact on the Company’s condensed consolidated financial statements.

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

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosure. This ASU includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. Management is currently evaluating the impact of the changes required by the new standard on the Company's condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard is intended to improve annual and interim reportable segment disclosure requirements regardless of number of reporting units, primarily through enhanced disclosures of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. Management is currently evaluating the impact of the changes required by the new standard on the Company's condensed consolidated financial statements and related disclosures.

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid manufacturing and research expenses	$86	$306
Prepaid insurance	332	318
Prepaid professional fees	613	413
Other	274	165
Total prepaid expenses and other current assets	$1,305	$1,202

Property and Equipment, Net

Property and equipment, net as of September 30, 2024 and December 31, 2023 consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Equipment	$106	$100
Furniture and fixtures	18	18
Property and equipment, at cost	124	118
Less accumulated depreciation	(38)	(9)
Total property and equipment, net	$86	$109

Other Assets

Other assets as of September 30, 2024 and December 31, 2023 consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid insurance	$135	$280
Prepaid professional fees	—	211
Other	57	53
Total other assets	$192	$544

Accrued Liabilities

Accrued liabilities as of September 30, 2024 and December 31, 2023 consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued legal and professional fees	$105	$276
Accrued compensation	1,219	947
Accrued manufacturing and research expenses	1,432	1,016
Accrued legal settlement	650	-
Other	15	3
Total accrued liabilities	$3,421	$2,242

4. Fair Value

The following tables provides a summary of the assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Operating Accounts	$2,740	$-	$-	$2,740
Money Market Funds	3,623	—	—	3,623
U.S. Treasury Bills	—	10,000	—	10,000
Total	$6,363	$10,000	$—	$16,363

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Operating Accounts	$6,275	$-	$-	$6,275
Money Market Funds	5,686	-	-	5,686
U.S. Treasury Bills	—	25,164	—	25,164
Total	$11,961	$25,164	$—	$37,125

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

5. Available-for-sale Securities

The following table summarizes the Company's available-for-sale securities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Cash equivalents
U.S. Treasury Bills	$9,999	$1	$—	$10,000
Total available-for-sale securities	$9,999	$1	$—	$10,000

	December 31, 2023
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Cash equivalents
U.S. Treasury Bills	$25,160	$4	$—	$25,164
Total available-for-sale securities	$25,160	$4	$—	$25,164

As of September 30, 2024 and December 31, 2023, the Company classified available-for-sale securities as cash equivalents in the condensed consolidated balance sheets because the original maturity dates were less than three months as of the date of the purchases.

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

Lease Agreements

The Company has entered into month-to-month lease agreements for certain office and laboratory space. The lease agreements are cancellable by the Company at any time with a 30-day notice. Total rent expense for all locations for the three and nine months ended September 30, 2024 was $79 thousand and $225 thousand, respectively. Total rent expense for all locations for the three and nine months ended September 30, 2023 was $42 thousand and $66 thousand, respectively.

Clinical and Preclinical Services

The Company has entered into various agreements with third-party vendors for preclinical and clinical services. The estimated remaining commitments as of September 30, 2024 under these agreements were approximately $4.4 million. The Company entered into agreements with a clinical research organization ("CRO") in 2023 for Phase 1 clinical trials of FB102, its product candidate. The Company has agreed to pay third-party costs associated with those agreements. The CRO agreements are subject to termination at any time, with or without cause, by the Company, in which case only costs earned or non-cancellable to the date of termination would remain subject to reimbursement.

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

Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ (Del. Ch.)

On August 10, 2023, Camac Fund LP filed a complaint (the “Complaint”), captioned Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ, in the Delaware Court of Chancery, against the members of the Company's Board of Directors (the "Directors") and entities affiliated with certain of the Company’s investors (the “Investors”) and naming the Company as nominal defendant. The Complaint alleged that the Directors breached their fiduciary duties by causing the Company to enter into a July 31, 2023 private placement (the “Private Placement”), which raised approximately $25 million for the Company from the Investors and certain of the Company’s executives and directors, and by scheduling the Company’s 2023 annual meeting of stockholders (the “Annual Meeting”) for more than thirteen months after its 2022 annual meeting. The Complaint also alleged the Investors aided and abetted the alleged breaches of fiduciary duty by the Directors. Plaintiff also filed a motion for preliminary injunction and motion to expedite seeking a hearing on its preliminary injunction motion on an expedited basis. The Complaint and motions sought declarations that the Directors breached their fiduciary duties and that the Investors aided and abetted them, to enjoin defendants from counting votes cast by the Investors’ shares obtained through the private placement at the Annual Meeting or any subsequent director election, and money damages in an unspecified amount.

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

On October 20, 2023, Plaintiff filed an amended class action and derivative complaint (the “Amended Complaint”) against the Directors and naming the Company as a nominal defendant. The Amended Complaint made many of the same allegations as the original Complaint. The Amended Complaint also purported to bring a claim on behalf of a class of holders of the Company’s common stock as of August 10, 2023, the record date for the Annual Meeting. The class claim alleged the Directors breached their fiduciary duties by causing the Company to enter into the Private Placement, setting the Annual Meeting record date for a date after the Private Placement closed, and holding the Annual Meeting more than thirteen months after the 2022 annual meeting. The Amended Complaint purported to bring a second claim for “wrongful dilution” derivatively on behalf of the Company. The derivative claim alleged the Directors “wrongfully diluted” Plaintiff and other stockholders by causing the Company to enter into the Private Placement in bad faith and for the purpose of entrenchment and not permitting Plaintiff and other stockholders to participate. The Amended Complaint sought declarations that the Directors breached their fiduciary duties, that the votes cast at the Annual Meeting by the shares acquired in the Private Placement should be excluded from the final voting results, that Plaintiff’s two director nominees at the Annual Meeting were elected and that the Company’s nominees were not elected, as well as an order requiring the Company's board of directors to recognize Plaintiff’s nominees as validly elected and remove the Company’s nominees from their positions on the board of directors. The Amended Complaint also sought an order requiring the Company to hold an annual meeting of stockholders in 2024 within thirteen months of the 2023 Annual Meeting, enjoining the shares acquired in the Private Placement from voting at the 2024 annual meeting, and awarding money damages in an unspecified amount.

On November 3, 2023, Defendants moved to dismiss the Amended Complaint, which was fully briefed in advance of a hearing before the Court on the motion on February 14, 2024. On April 15, 2024, the Court issued an oral ruling denying Defendants’ motion to dismiss. Expedited discovery ensued. On June 4, 2024, the parties reached an agreement-in-principle to settle the action. On June 11, 2024, the parties entered into a Stipulation and Agreement of Settlement, Compromise, and Release, which was filed with the Court the next day. Also on June 11, 2024, the Company entered into a Standstill and Voting Agreement with Camac Fund LP and related entities and persons. On July 2, 2024, Plaintiff filed its Opening Brief in Support of (A) Approval of Settlement; (B) Certification of the Settlement Class; and (C) Award of Attorneys’ Fees, Litigation Expenses and Incentive Award. In accordance with the terms of the Stipulation and Agreement of Settlement, Compromise, and Release the Company paid $364 thousand and accrued $1.7 million for Camac’s estimated legal fees which does not include any potential insurance recoveries. The accrual reflected the Company’s best estimate based on currently available information at the time. On July 30, 2024, the Court held a settlement hearing and declined to approve the settlement.

The Company subsequently took certain actions to moot Camac’s claims in the action, as described more fully in the Company’s Form 8-K filed with the SEC on September 20, 2024, which is incorporated by reference. Camac acknowledged that the actions taken by the Company mooted all claims in the action and provided substantial benefits to all stockholders. Camac also repaid to the Company the $364 thousand that the Company had paid for Camac’s expenses. In order to fully resolve Camac’s claim for an award of attorneys’ fees, the Company, on behalf of all named defendants in the action, made a payment to Plaintiff’s counsel for its fees and expenses in the amount of $1.5 million. On September 18, 2024, the parties filed a Stipulation and Proposed Order Dismissing the Action as

Moot (the “Mootness Order”), pursuant to which the action would be dismissed with prejudice as to Camac only. On September 20, 2024, the Court entered the Mootness Order. On October 8, 2024, Forte filed an affidavit notifying the Court that, as required by the Mootness Order, it had filed the September 20, 2024 Form 8-K. In accordance with the Mootness Order, the Court subsequently closed the case.

Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N (N.D. Tex.)

On October 28, 2023, the Company filed a complaint (the “Texas Complaint”), captioned Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N, in the U.S. District Court for the Northern District of Texas, against Camac Fund, LP, Camac Partners, LLC, Camac Capital, LLC, and Eric Shahinian (collectively, “Camac”), as well as against Michael G. Hacke, Chris McIntyre, McIntyre Partnerships, LP, McIntyre Capital GP, LLC, McIntyre Capital Management, LP, McIntyre Capital Management GP, LLC, ATG Fund II LLC, ATG Capital Management, LLC, Gabriel Gliksberg, Funicular Funds, LP, The Funicular Fund, LP, Cable Car Capital LLC, Jacob Ma-Weaver, BML Investment Partners, L.P., BML Capital Management, LLC, and Braden M. Leonard (collectively with Camac, the “Texas Defendants”). The Texas Complaint alleged that the Texas Defendants issued false and misleading disclosures in connection with their efforts to elect two directors to Forte’s board of directors at the 2023 annual meeting. The Texas Defendants moved to dismiss and on June 11, 2024, the Complaint was dismissed with prejudice.

In October 2024, to resolve all claims and potential claims asserted by the parties, the Texas Defendants entered into a settlement agreement and release with Forte, and all Texas Defendants other than Camac entered into standstill and voting agreements that are similar to the agreement Camac entered into in June 2024. The Company has accrued $650 thousand at September 30, 2024 related to these agreements which does not include any potential insurance recoveries.

Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD (Del. Super. Ct.)

On October 1, 2024, the Company filed a complaint (the “Wesco Complaint”), captioned Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD, in the Superior Court of the State of Delaware, against its current and former carriers of Directors & Officers liability insurance, Wesco Insurance Company, Beazley Insurance Company, and Palms Insurance Company, Limited (collectively, “Insurance Defendants”). The Wesco Complaint brings claims for declaratory relief, breach of contract, and bad faith, alleging that the Insurance Defendants breached their contractual and legal obligations by refusing to acknowledge and perform their obligation to provide insurance coverage to the Company in connection with: (i) the action captioned Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ (Del. Ch.), described above; (ii) a books and records action brought by Camac in November 2022, which was captioned Camac Fund L.P. v. Forte Biosciences Inc., C.A. No. 2022-1075-NAC (Del. Ch.), described above; and (iii) two books demands for books and records under Delaware General Corporation Law Section 220, made by Camac on August 26, 2022 and August 23, 2023, respectively. The Complaint seeks a declaratory judgment that one or more of the Insurance Defendants have an obligation to provide insurance coverage to the Company and the named defendants in the referenced actions, reimbursement and compensatory damages from the Insurance Defendants for breach of contract, and consequential and punitive damages for the Insurance Defendants’ bad faith coverage positions.

7. Equity

Preferred Stock

The Company has 10 million authorized shares of Series A Preferred Stock, par value $0.001, with no shares outstanding as of September 30, 2024 and December 31, 2023.

Common Stock

On July 31, 2023, the Company issued 606,678 shares of the Company’s common stock at a purchase price of $25.15 per Share and 387,566 pre-funded warrants to purchase shares of common stock at a purchase price of

$25.13 per pre-funded warrant ("Private Placement") in connection with a Securities Purchase Agreement (the “Purchase Agreement”). The pre-funded warrants have an exercise price of $0.025 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The holders of pre-funded warrants may not exercise a pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The Purchase Agreement also provides certain investors a participation right in future offerings of the Company’s equity securities. In connection with the Private Placement, the Company filed a registration statement to register shares on Form S-3 that was declared effective on September 8, 2023. The gross proceeds of the Private Placement were $25.0 million and the Company incurred $272 thousand in issuance costs. Certain executive officers, senior management, and board members of the Company participated in this Private Placement, purchasing $1.16 million of shares of common stock at a purchase price of $25.25 per share.

As of September 30, 2024, no pre-funded warrants were exercised and pre-funded warrants to purchase an aggregate of 387,566 shares of common stock remain outstanding. The 387,566 shares of common stock issuable upon the exercise of the pre-funded warrants is not included in the number of issued and outstanding shares of common stock as of September 30, 2024 and December 31, 2023.

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

Warrants to purchase 176 shares of the Company’s common stock at an exercise price of $3,506.25 per share were issued pre-Merger and remain outstanding as of September 30, 2024 and December 31, 2023. These warrants have an expiration date of October 30, 2025. These warrants meet the criteria for equity classification and were recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

Shares of common stock reserved for future issuance were as follows:

Shares
Pre-funded warrants outstanding	387,566
Stock options outstanding	214,501
Reserved for issuance under equity incentive plans	197,708
RSUs outstanding	30,987
Reserved for issuance under employee stock purchase plan	31,483
Warrants outstanding	176
Total	862,421

Rights Plan

On July 11, 2022, the Company authorized and declared a dividend distribution of one right (each, a “Right” and part of the "Rights Agreement") for each outstanding share of common stock of the Company to stockholders of record as of the close of business on July 21, 2022. Each Right entitled the registered holder to purchase from the Company four ten thousandths of a share of Series A Participating Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of the Company at an exercise price of $400 per four ten thousandths of a share of Preferred Stock.

On June 26, 2023, the Company entered into Amendment No. 1 to the Rights Agreement which extended the expiration of the Rights to July 12, 2024.

On July 28, 2023, the Company entered into Amendment No. 2 to the Rights Agreement, which prevented the approval, execution, delivery or performance of the Purchase Agreement or the pre-funded warrants, or the consummation of any of the transactions contemplated by the Purchase Agreement or the pre-funded warrants, including any issuance of the Company's common stock pursuant to the terms of the Purchase Agreement or the pre-funded warrants, from, among other things, (i) causing or permitting the Rights to be exercised or exchanged, or (ii) causing any Purchaser or any of their respective affiliates to be deemed an Acquiring Person (as defined in the Rights Agreement) for any purpose under the Rights Agreement.

The Rights were determined to have no value upon issuance. The Rights expired on July 12, 2024.

8. Stock-Based Compensation

Equity Plans

The Company inherited the 2017 Equity Incentive Plan (the "2017 Plan") as part of its merger with Tocagen, Inc. in June 2020. The 2017 Plan was terminated in May 2021 and replaced by the 2021 Equity Incentive Plan (the “2021 Plan”). The 2017 Plan will continue to govern outstanding awards issued under the 2017 Plan. The 2021 Plan, as amended and restated most recently in August 2024, has an aggregate of 340,000 shares available for grant.

The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Service-based awards generally vested over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of September 30, 2024, there were 127,508 shares available for issuance under the 2021 Plan.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 20,000 shares for future grant under the 2020 Inducement Plan. The 2020 Inducement Plan was amended on March 14, 2024 to increase the shares available for grant by an additional 60,000. As of September 30, 2024, there were 70,200 shares available for issuance under the 2020 Inducement Plan.

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

The weighted average grant-date fair value of stock options granted in the three and nine months ended September 30, 2024 was $6.49 and $14.25, respectively. The weighted average grant-date fair value of stock options granted in the three and nine months ended September 30, 2023 was $16.98 and $17.76, respectively.

The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value of common stock	$7.99	$20.24	$16.88	$21.41
Risk-free interest rate	3.66%	4.45%	4.08%	4.34%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term of options (years)	5.38	5.56	5.98	5.62
Volatility	109.93%	113.86%	110.15%	112.19%

The table below summarizes the stock option activity during the nine months ended September 30, 2024:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2023	105,791	$206.47	7.17	$30
Granted	123,600	$16.92
Exercised	—	—
Cancelled/Forfeited	(14,890)	$129.00
Balances at September 30, 2024	214,501	$102.63	8.08	$1
Vested and expected to vest at September 30, 2024	214,501	$102.63	8.08	$1
Exercisable at September 30, 2024	62,773	$276.98	6.57	$-

The aggregate intrinsic value of options at September 30, 2024 is based on the Company’s fair value of its stock price on that date of $5.59 per share.

Restricted Stock Unit Awards

Restricted stock units vest over four years with one sixteenth of the restricted stock units vesting every quarter.

The table below summarizes the restricted stock unit awards activity during the nine months ended September 30, 2024:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	42,237	$34.22
Granted	—	—
Forfeited/Cancelled	(3,600)	25.75
Issued as Common Stock	(7,650)	25.14
Outstanding at September 30, 2024	30,987	$37.44

2017 Employee Stock Purchase Plan

In May 2021, the Company's board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering, or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 31,483 shares available for future issuance under the ESPP as of September 30, 2024. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 12,000 shares, or (c) a number determined by the Company's board of directors that is less than (a) and (b). The Company issued 958 and 700 shares under the ESPP during the nine months ended September 30, 2024 and 2023, respectively. The ESPP is considered a compensatory plan. The Company recorded stock-based compensation expense related to its ESPP of $2 thousand and $6 thousand for the three and nine months ended September 30, 2024, respectively and $4 thousand and $8 thousand for the three and nine months ended September 30, 2023, respectively.

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$270	$307	$878	$915
General and administrative	521	465	1,520	1,589
Total	$791	$772	$2,398	$2,504

As of September 30, 2024, there was unrecognized stock-based compensation expense of $3.3 million related to stock options and restricted stock units with service conditions, which is expected to be recognized over a weighted-average period of 2.13 years. Total unrecognized stock-based compensation as of September 30, 2024 was approximately $0.5 million related to restricted stock units with performance based vesting. The performance-based conditions are tied to development milestones which have not been met.

9. Related Party Transactions

One of the Company’s board of directors received cash payments of $150 thousand and $329 thousand for scientific consulting services during the three and nine months ended September 30, 2024. There were no consulting services provided in 2023.

In July 31, 2023, certain executive officers, senior management, and board members of the Company participated in the Private Placement, purchasing approximately $1.16 million of shares of common stock at a purchase price of $1.01 per share. There were no other related party transactions during the nine months ended September 30, 2023.

10. Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company matches employee contributions as permitted by the plan. The Company's total cost related to the 401(k) plan was $28 thousand and $57 thousand for the three and nine months ended September 30, 2024. The Company did not make contributions in 2023.

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

Such forward-looking statements are based on our expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements due to a number of factors, including, but not limited to, our ability to continue as a going concern; risks relating to the sufficiency of the Company’s cash balance to fund the Company’s activities, and the expectations with respect thereto; the business and prospects of the Company; Forte’s plans to develop and potentially commercialize its product candidates, including FB102; the timing of initiation of Forte’s planned preclinical studies, clinical trials and potential future clinical trials and the timing of the availability of data from such preclinical studies and potential future clinical trials; the timing of any planned investigational new drug application or new drug application; Forte’s plans to research, develop and commercialize its current and future product candidates; Forte’s ability to successfully enter into collaborations, and to fulfill its obligations under any such collaboration agreements; the clinical utility, potential benefits and market acceptance of Forte’s product candidates; Forte’s commercialization, marketing and manufacturing capabilities and strategy; Forte’s ability to identify additional products or product candidates with significant commercial potential; developments and projections relating to Forte’s competitors and its industry; the impact of government laws and regulations; Forte’s ability to protect its intellectual property position; Forte’s estimates regarding future revenue, expenses, capital requirements and need for additional financing; and the Company’s industry or the economy generally.

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

Our FB102 program aims to address key pathways implicated in these indications with a CD122 antagonist. CD122 is a subunit of IL-2/IL-15 receptors which are key regulators of NK cells and certain T cell subsets.

In FB102 mechanistic in-vitro studies, human donor T and NK cells were stimulated with either IL2 or IL15 in the presence or absence of FB102. FB102 significantly inhibited proliferation (4-5x inhibition in the proliferation of T cells and 6-8 fold inhibition in the proliferation of NK cells) and also inhibited activation of T cells. The level of FB102 inhibition of proliferation and activation was at levels comparable to unstimulated cells. Human donor regulatory T cell (Treg) studies stimulated with IL2 demonstrated comparable proliferation both in the presence and absence of FB102. Additionally, in-vitro assays demonstrated superiority of FB102 compared to competing antibodies.

In the 4- and 13-week non-human primate (NHP) studies, after a single dose, FB102 demonstrated significant reductions in the NK cell pharmacodynamic marker (up to approximately 80%-90%). Additionally, after multiple doses at exposures comparable to human therapeutic doses, Treg levels in the FB102 dosing arm were similar to vehicle supporting the in-vitro data and the mechanism of action of FB102.

The primary objective of the Phase 1 trial was to assess the safety, tolerability and pharmacokinetics of single and multiple ascending doses of FB102. Three cohorts of single and two cohorts of multiple ascending doses in healthy volunteers were successfully completed and demonstrated a good safety profile. No dose limiting toxicities were observed. FB102 demonstrated significant reductions in the NK cell pharmacodynamic marker (greater than approximately 70%). Based on the successful completion of the phase 1 healthy volunteer cohorts, we initiated a patient-based trial in celiac disease in the third quarter of 2024. The study is currently enrolling and top-line results are expected in the second quarter of 2025.

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

FB102 has potentially other autoimmune and autoimmune-related applications including vitiligo, alopecia areata, type 1 diabetes (T1D) and graft-versus-host disease (GvHD).

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

We had approximately $16.4 million in cash and cash equivalents as of September 30, 2024. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

On July 31, 2023, we issued 606,678 shares of our common stock at a purchase price of $25.15 per Share, and 387,566 pre-funded warrants to purchase shares of common stock at a purchase price of $25.13 per pre-funded warrant ("Private Placement"). The pre-funded warrants have an exercise price of $0.025 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the Private Placement were $25.0 million and we incurred $272 thousand in issuance costs. Certain of our executive officers, senior management, and board members participated in this Private Placement, purchasing $1.16 million of shares of common stock at a purchase price of $25.25 per share. In connection with the Private Placement, we filed a registration statement on Form S-3 that was declared effective on September 8, 2023.

In June 2021, we filed a shelf registration statement on Form S-3 that went effective in June 2021 to register the issuance of up to $300 million in securities. On March 31, 2022, we entered into an ATM Facility whereby we may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, we filed a prospectus supplement to the June 2021 Form S-3 for the offer and sale of the shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, we filed an additional prospectus supplement relating to offer and sell an additional $2.7 million of shares of common stock. However, this shelf registration statement on Form S-3 expired in June 2024, and the Company would need to file a new registration statement on Form S-3 to sell additional shares under the ATM Facility. We are currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by us pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of our common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and we will remain subject to such limitation for so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million (as determined by General Instruction I.B.6 of Form S-3). As such, while the ATM Facility remains in place, we remain restricted in our ability to access additional funding from the sale of securities under Form S-3.

Intellectual Property

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB102 program. We also own three pending PCT applications, one pending application in Taiwan and one pending application in Argentina related to the FB102 program. The estimated expiration dates of these patents are 2043-2044. We also own one pending PCT application that is not material to Forte's FB102 program.

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

Other Income, net

Other income, net, consists of interest income earned from our cash and cash equivalents partially offset by taxes and nominal foreign exchange gains and losses.

Critical Accounting Policies and Estimates

There have been no significant changes during the nine months ended September 30, 2024 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 18, 2024.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2024 and 2023

The following tables summarize our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$5,870	$6,369	$(499)
General and administrative	2,759	3,847	(1,088)
Total operating expenses	8,629	10,216	(1,587)
Other income, net	237	261	(24)
Net loss	$(8,392)	$(9,955)	$1,563

	For the Nine Months Ended September 30,
	2024	2023	Change

Operating expenses:
Research and development	$15,963	$18,295	$(2,332)
General and administrative	13,288	7,810	5,478
Total operating expenses	29,251	26,105	3,146
Other income, net	928	501	427
Net loss	$(28,323)	$(25,604)	$(2,719)

Research and Development Expenses

Research and development expenses were $5.9 million for the three months ended September 30, 2024, compared to $6.4 million for the same period in 2023. The decrease was primarily due to a decrease of approximately $3.0 million in manufacturing costs partially offset by an increase of approximately $2.5 million in clinical and other expenses.

Research and development expenses were $16.0 million for the nine months ended September 30, 2024, compared to $18.3 million for the same period in 2023. The decrease was primarily due to a decrease of approximately $7.5 million in manufacturing costs partially offset by an increase of approximately $4.0 million in clinical and other expenses as we advanced our FB102 program through clinical trials, and a net increase of approximately $1.2 million in payroll and related expenses due to an increase in our average headcount and related costs.

We anticipate research and development expenses to increase in the future as we continue to further develop our current lead product candidate, FB102.

General and Administrative Expenses

General and administrative expenses were $2.8 million for the three months ended September 30, 2024 compared to $3.8 million for the same period in 2023. The decrease was primarily due to decreases in legal and professional expenses.

General and administrative expenses were $13.3 million for the nine months ended September 30, 2024, compared to $7.8 million for the same period in 2023. The increase was primarily due to increases in legal and professional expenses.

Our general and administrative expenses may increase in the future due to increases in professional and advisory fees as we build out our infrastructure to further develop FB102.

Other Income, Net

The change in other income, net for the three months ended September 30, 2024, compared with the same period in the prior year was driven by a decrease in our average cash and cash equivalents.

The change in other income, net for the nine months ended September 30, 2024, compared with the same period in the prior year was primarily driven by higher interest income earned from our cash and cash equivalents.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or out-licenses. We have never been profitable and have incurred operating losses each year since inception. Our net loss was approximately $28.3 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of approximately $146.8 million. We had cash and cash equivalents of approximately $16.4 million as of September 30, 2024. We expect to incur operating losses in the future as we continue to further develop our current lead product candidate, FB102. Given these factors, the Company has concluded that the existing cash and cash equivalents will not be sufficient for the twelve months following the financial statement issuance date, and requires additional liquidity to continue its operations.

On July 31, 2023, we issued 606,678 shares of our common stock at a purchase price of $25.15 per Share, and 387,566 pre-funded warrants to purchase shares of common stock at a purchase price of $25.13 per pre-funded warrant ("in the Private Placement"). The pre-funded warrants have an exercise price of $0.025 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the Private Placement were $25.0 million and we incurred $272 thousand in issuance costs. Certain executive officers, senior management, and board members participated in this Private Placement, purchasing $1.16 million of shares of common stock at a purchase price of $25.25 per share. In connection with the Private Placement, we filed a registration statement on Form S-3 that was declared effective on September 8, 2023.

In June 2021, we filed a shelf registration statement on Form S-3 that went effective in June 2021 to register the issuance of up to $300 million in securities. On March 31, 2022, we entered into an ATM Facility whereby we may from time to time offer and sell shares of our common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, we filed a prospectus supplement to the June 2021 Form S-3 relating to the offer and sale of shares under the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, we filed an additional prospectus supplement relating to the offer and sale of shares for an additional $2.7 million of shares of common stock. However, this shelf registration statement on Form S-3 expired in June 2024, and the Company would need to file a new registration statement on Form S-3 to sell additional shares under the ATM Facility. In addition, as discussed above, we are currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold by us pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of our common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and we will remain subject to such limitation for so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million (as determined by General Instruction I.B.6 of Form S-3). As such, while the ATM facility remains in place, Forte remains restricted in its ability to access additional funding from the sale of securities under Form S-3.

Future Capital Requirements

We have not generated any revenue from product sales or from out-licensing. We do not know when, or if, we will generate any revenue. We expect to incur ongoing losses as we continue to further develop our current lead product candidate, FB102, which has potentially broad application for autoimmune diseases such as celiac disease, vitiligo, alopecia areata, type 1 diabetes and graft-vs-host disease. FB102 is currently in a Phase 1b clinical trial. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

See the “Risk Factors” section on this Form 10-Q for additional risks associated with our substantial capital requirements.

The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(20,736)	$(19,737)
Investing activities	(6)	63
Financing activities	(20)	24,759
Net change in cash and cash equivalents	$(20,762)	$5,085

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $20.7 million and consisted primarily of a net loss of $28.3 million adjusted for non-cash stock-based compensation of $2.4 million and decreases in net operating assets of $5.2 million.

Net cash used in operating activities for the nine months ended September 30, 2023 was $19.7 million and consisted primarily of a net loss of $25.6 million adjusted for non-cash stock-based compensation of $2.5 million and decreases in net operating assets of $3.4 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was due to the purchase of property and equipment.

Net cash provided by investing activities for the nine months ended September 30, 2023 was due to net proceeds from the redemption of U.S. treasury bills partially offset by their purchase approximately three months earlier.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 was primarily due to the tax remittances from RSUs withheld to cover tax obligations on the vesting date offset by proceeds received from employee participation in our ESPP.

Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily due to the net proceeds of $24.8 million received from our Private Placement of 606,678 shares of the Company’s common stock at a purchase price of $25.15 per Share, and 387,566 pre-funded warrants to purchase shares of common stock at a purchase price of $25.13 per pre-funded warrant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 20, 2023, Plaintiff filed an amended class action and derivative complaint (the “Amended Complaint”) against the Directors and naming the Company as a nominal defendant. The Amended Complaint made many of the same allegations as the original Complaint. The Amended Complaint also purported to bring a claim on behalf of a class of holders of the Company’s common stock as of August 10, 2023, the record date for the Annual Meeting. The class claim alleged the Directors breached their fiduciary duties by causing the Company to enter into the Private Placement, setting the Annual Meeting record date for a date after the Private Placement closed, and holding the Annual Meeting more than thirteen months after the 2022 annual meeting. The Amended Complaint purported to bring a second claim for “wrongful dilution” derivatively on behalf of the Company. The derivative claim alleged the Directors “wrongfully diluted” Plaintiff and other stockholders by causing the Company to enter into the Private Placement in bad faith and for the purpose of entrenchment and not permitting Plaintiff and other stockholders to participate. The Amended Complaint sought declarations that the Directors breached their fiduciary duties, that the votes cast at the Annual Meeting by the shares acquired in the Private Placement should be excluded from the final voting results, that Plaintiff’s two director nominees at the Annual Meeting were elected and that the Company’s nominees were not elected, as well as an order requiring Directors to recognize Plaintiff’s nominees as validly elected and remove the Company’s nominees from their positions on the board of directors. The Amended Complaint also sought an order requiring the Company to hold an annual meeting of stockholders in 2024 within thirteen months of the 2023 Annual Meeting, enjoining the shares acquired in the Private Placement from voting at the 2024 annual meeting, and awarding money damages in an unspecified amount.

On November 3, 2023, Defendants moved to dismiss the Amended Complaint, which was fully briefed in advance of a hearing before the Court on the motion on February 14, 2024. On April 15, 2024, the Court issued an oral ruling denying Defendants’ motion to dismiss. Expedited discovery ensued. On June 4, 2024, the parties reached an agreement-in-principle to settle the action. On June 11, 2024, the parties entered into a Stipulation and Agreement of Settlement, Compromise, and Release, which was filed with the Court the next day. Also on June 11, 2024, the Company entered into a Standstill and Voting Agreement with Camac Fund LP and related entities and persons. On July 2, 2024, Plaintiff filed its Opening Brief in Support of (A) Approval of Settlement; (B) Certification of the Settlement Class; and (C) Award of Attorneys’ Fees, Litigation Expenses and Incentive Award. In accordance with the terms of the Stipulation and Agreement of Settlement, Compromise, and Release the Company paid $364 thousand and accrued $1.7 million for Camac’s estimated legal fees which does not include any potential insurance recoveries. The accrual reflected the Company’s best estimate based on currently available information at the time. On July 30, 2024, the Court held a settlement hearing and declined to approve the settlement.

The Company subsequently took certain actions to moot Camac’s claims in the action, as described more fully in the Company’s Form 8-K filed with the SEC on September 20, 2024, which is incorporated by reference. Camac acknowledged that the actions taken by the Company mooted all claims in the action and provided substantial benefits to all stockholders. Camac also repaid to the Company the $364 thousand that the Company had paid for Camac’s expenses. In order to fully resolve Camac’s claim for an award of attorneys’ fees, the Company, on behalf of all named defendants in the action, made a payment to Plaintiff’s counsel for its fees and expenses in the amount of $1.5 million. On September 18, 2024, the parties filed a Stipulation and Proposed Order Dismissing the Action as Moot (the “Mootness Order”), pursuant to which the action would be dismissed with prejudice as to Camac only. On September 20, 2024, the Court entered the Mootness Order. On October 8, 2024, Forte filed an affidavit notifying the Court that, as required by the Mootness Order, it had filed the September 20, 2024 Form 8-K. In accordance with the Mootness Order, the Court subsequently closed the case.

Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N (N.D. Tex.)

On October 28, 2023, the Company filed a complaint (the “Texas Complaint”), captioned Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N, in the U.S. District Court for the Northern District of Texas, against Camac Fund, LP, Camac Partners, LLC, Camac Capital, LLC, and Eric Shahinian (collectively, “Camac”), as well as against Michael G. Hacke, Chris McIntyre, McIntyre Partnerships, LP, McIntyre Capital GP, LLC, McIntyre Capital Management, LP, McIntyre Capital Management GP, LLC, ATG Fund II LLC, ATG Capital Management, LLC, Gabriel Gliksberg, Funicular Funds, LP, The Funicular Fund, LP, Cable Car Capital LLC, Jacob Ma-Weaver, BML Investment Partners, L.P., BML Capital Management, LLC, and Braden M. Leonard (collectively with Camac, the “Texas Defendants”). The Texas Complaint alleged that the Texas Defendants issued false and misleading disclosures in connection with their efforts to elect two directors to Forte’s board of directors at the 2023 annual meeting. The Texas Defendants moved to dismiss and on June 11, 2024, the Complaint was dismissed with prejudice.

In October 2024, to resolve all claims and potential claims asserted by the parties, the Texas Defendants entered into a settlement agreement and release with Forte, and all Texas Defendants other than Camac entered into standstill and voting agreements that are similar to the agreement Camac entered into in June 2024.

Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD (Del. Super. Ct.)

On October 1, 2024, the Company filed a complaint (the “Wesco Complaint”), captioned Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD, in the Superior Court of the State of

Delaware, against its current and former carriers of Directors & Officers liability insurance, Wesco Insurance Company, Beazley Insurance Company, and Palms Insurance Company, Limited (collectively, “Insurance Defendants”). The Wesco Complaint brings claims for declaratory relief, breach of contract, and bad faith, alleging that the Insurance Defendants breached their contractual and legal obligations by refusing to acknowledge and perform their obligation to provide insurance coverage to the Company in connection with: (i) the action captioned Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ (Del. Ch.), described above; (ii) a books and records action brought by Camac in November 2022, which was captioned Camac Fund L.P. v Forte Biosciences Inc., C.A. No. 2022-1075-NAC (Del. Ch.), described above; and (iii) two books demands for books and records under Delaware General Corporation Law Section 220, made by Camac on August 26, 2022 and August 23, 2023, respectively. The Complaint seeks a declaratory judgment that one or more of the Insurance Defendants have an obligation to provide insurance coverage to the Company and the named defendants in the referenced actions, reimbursement and compensatory damages from the Insurance Defendants for breach of contract, and consequential and punitive damages for the Insurance Defendants’ bad faith coverage positions.

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

Our ability to execute on our business strategy is subject to a number of risks, which are discussed more fully below in this section. You should carefully consider these risks before making an investment in our common stock. These risks include, among others, the following:

•
Forte’s current liquidity position and recurring losses raise substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
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
•
Forte was previously non-compliant with Nasdaq’s minimum bid price requirement and should Forte not be compliant in the future, that could result in the delisting of our common stock and limit investor’s ability to trade in our common stock.
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

Risks related to Forte’s business, technology and industry

There is substantial doubt about our ability to continue as a going concern, which may hinder Forte’s ability to obtain further financing. Any capital-raising transaction Forte is able to complete may result in substantial dilution to its existing stockholders.

Based on the Forte’s current financial position and business plan, it has determined that its existing cash and cash equivalents will not be sufficient to fund Forte’s planned operations for at least twelve months from the date hereof and that Forte’s current liquidity position, recurring net losses from operations and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. Forte’s ability to continue as a going concern will depend on its ability to obtain additional funding, as to which no assurances can be given. There is no guarantee that investors or other financing sources will be willing to provide additional funding to Forte on commercially reasonable terms or at all. Any capital-raising transaction Forte is able to complete may result in substantial dilution to its existing shareholders, require it to relinquish significant rights, or restrict its operation.

Forte will require additional capital to fund its operations and if Forte fails to obtain necessary financing, Forte will not be able to complete the development and commercialization of its current lead product candidate, FB102, or any future product candidates.

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of September 30, 2024, Forte had approximately $16.4 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will not enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-Q. Future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will require additional capital in order to complete the clinical development of FB102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

In addition, in July 2023, the Company completed the Private Placement financing pursuant to which the Company sold (i) 606,678 shares of Common Stock, and (ii) 387,566 Pre-Funded Warrants to purchase Common Stock at a purchase price of $25.13 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.025 per share of Common Stock, were immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the Private Placement were approximately $25 million, before deducting offering expenses payable by the Company. While the proceeds from the Private Placement provided further funding for the Company’s operations, the Company will still require additional capital to fund its operations and complete the development and commercialization of FB102 or any future product candidates.

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

Forte’s business through 2021 had been almost entirely dependent on the success of FB-401 and Forte subsequently decided to discontinue the advancement of FB-401. In 2022, Forte decided to devote significant time and resources to developing FB102, which may not be successful.

Through 2021, Forte invested substantially all of its efforts and financial resources into the research and development of FB-401, which was its only product candidate to enter clinical trials. In September 2021, Forte announced that it would not be continuing the advancement of FB-401.

Following the announcement of the FB-401 trial results, the Company ceased further development of FB-401 and conducted an extensive process to evaluate strategic alternatives. Following such process, the Company determined to focus on developing its FB102 program, and recently completed a healthy volunteer trial for FB102. The Company plans to continue development of FB102 and initiated a patient-based trial in the third quarter of 2024. We will be required to devote significant time and resources to developing FB102, which may not be successful.

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

Forte’s long-term prospects are highly dependent on future acceptance and revenues from a single product, FB102. FB102 is our only product candidate at this time. Forte recently completed a healthy volunteer trial for FB102 and subsequently initiated a patient-based trial for FB102 in the third quarter of 2024. Any further development of FB102 would require substantial capital and time to complete and there is no guarantee that any future clinical trial, if pursued, would be timely or successful, or that FB102 will be approved or, if approved, that commercialization would be successful.

Forte has no approved products and has a limited operating history, which may make it difficult to evaluate its technology and product development capabilities and predict its future performance.

We are very early in our development efforts of FB102 and, prior to discontinuing the advancement of FB-401, were early in our clinical development efforts of FB-401.

Prior to the closing of the Merger, Forte’s predecessor company was formed in 2017 as a privately held company. Forte has no products approved for commercial sale and has not generated any revenue from product sales. Forte’s ability to generate product revenue or profits was dependent on the successful development and eventual commercialization of FB-401 prior to Forte’s decision to discontinue development of FB-401 and, following Forte’s decision to focus on development of FB102, Forte’s prospects are currently highly dependent on Forte’s ability to successfully develop FB102. Given the early stage of FB102, which recently completed a healthy volunteer trial, and the highly uncertain nature of early-stage drug development, Forte may never be able to develop or commercialize a marketable product.

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

Forte is a clinical-stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB102, is currently in clinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each year since its inception in 2017. For the nine months ended September 30, 2024, Forte reported a net loss of approximately $28.3 million. As of September 30, 2024, Forte had an accumulated deficit of $146.8 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

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

Forte’s ability to successfully develop FB102 or any other future product candidate is highly uncertain and is dependent on numerous factors, many of which are beyond Forte’s control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•
preclinical study or clinical trial results may show the product candidate to be less effective than desired or to have harmful or problematic side effects or toxicities;
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

Any positive results from its preclinical studies and clinical trials of any product candidates may not necessarily be predictive of the results from required later clinical trials. Similarly, even if Forte is able to complete its current patient-based trial and any future clinical trials of FB102 or any other product candidates according to its current development timeline, the positive results from such clinical trial or future clinical trials may not be replicated in subsequent clinical trial results.

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

As of November 8, 2024, Forte had 11 full-time employees. As its research, development, manufacturing and commercialization plans and strategies develop to focus on the development of FB102 and any future product candidates, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

To retain valuable employees in a competitive market, in addition to salary and cash incentives, Forte has provided stock options that vest over time. The value to employees of equity awards that vest over time may be significantly affected by decreases in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards as well as concerns related to the risk of our ability to continue as a going concern. Despite its efforts to retain valuable employees, members of its management, scientific and development teams may terminate their employment with Forte on short notice. Employment of its key employees is at-will, which means that any of its employees could leave its employment at any time, with or without notice. Forte does not maintain “key man” insurance policies on the lives of these individuals or the lives of any of its other employees. Forte’s success also depends on its ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

•
successful completion of additional preclinical studies and clinical trials;
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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any product candidate Forte develops. For example, the government may implement additional measures in response to any resurgence of the COVID-19 pandemic or other public health emergencies. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. Forte cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. To the extent any legislative, administrative, or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, its business may be negatively impacted. In addition, if Forte is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Forte is not able to maintain regulatory compliance, Forte may lose any marketing approval that Forte may have obtained, and Forte may not achieve or sustain profitability.

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

Third-party claims of intellectual property infringement, misappropriation or other violation against Forte or its collaborators may prevent or delay the development and commercialization of any product candidates and other technologies Forte develops.

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

Forte may identify third-party patents in which it will determine that the best course of action is to challenge the validity of such third-party patents in a post-grant proceeding at the USPTO, such as in a reexamination, or a post-grant and inter partes review. Such third-party patents may have claims broadly covering autoimmune technologies in which Forte is developing its product candidate. Forte recently identified U.S. Patent No. 11,278,505, (the “’505 Patent”), owned by the University of Massachusetts, which claims broad field of autoimmune technologies. Forte filed a petition for post grant review of U.S. Patent No. 11,278,505, owned by the University of Massachusetts, at the Patent Trial and Appeal Board (PTAB) on December 22, 2022. On July 3, 2023, the PTAB issued a decision to institute review. On June 24, 2024, the PTAB issued a final written decision, finding all claims of the ’505 Patent unpatentable. The University of Massachusetts filed a request for rehearing on July 24, 2024. The PTAB denied the request for rehearing on October 30, 2024. The outcome of such post-grant proceedings is uncertain and if the USPTO upholds the validity of a third-party patent, it could have an adverse impact on Forte’s ability to commercialize its future products, including either an injunction prohibiting its manufacture or future sales, or, with respect to its future sales, an obligation on its part to pay royalties and/or other forms of compensation to third parties, which could be significant. Regardless of outcome, challenging the validity of third-party patents can have an adverse impact on us due to legal fees and expenses, diversion of management resources, negative publicity, reputational harm and other factors.

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $588.25 per share, or approximately 82%, from $714.75 per share as of the close of business on September 2, 2021 to $126.50 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on November 8, 2024 was $5.10 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

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

In addition, as discussed in the “Legal Proceedings” section of this Form 10-Q, in August 2023, a stockholder filed a complaint against Forte and its directors and officers related to the Private Placement, which has been resolved. Additional lawsuits may be filed in the future related to the Company’s financing transactions. Regardless of the outcome of any litigation related to the Private Placement, such litigation could result in substantial costs and diversion of management attention and resources, which could significantly harm the company’s profitability and reputation.

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

Forte has previously been and may in the future be noncompliant with Nasdaq’s minimum bid price requirement, which could result in the delisting of our common stock, negatively affect the price of our common stock and limit investors’ ability to trade in our common stock.

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

On August 28, 2024, we implemented a 1-for-25 reverse stock split. On September 12, 2024, we received a letter from Nasdaq that, for the 10 consecutive business days, the closing bid price of our common stock had been at

$1.00 per share or greater. Accordingly, we have regained compliance with Nasdaq Listing Rule 5550(a)(2) and Nasdaq considers the prior minimum bid price deficiency matter now closed.

If, in the future, we fail to satisfy the continued listing requirements of Nasdaq, such as minimum bid price requirement, Nasdaq may take steps to delist our shares of common stock. Such a delisting would have a negative effect on the price of our shares of common stock, impair the ability to sell or purchase our shares of common stock when persons wish to do so, and any delisting materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities, as well as a limited amount of news and analyst coverage of us. Delisting could also result in a determination that our shares of common stock are a “penny stock,” which would require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary market for our shares of common stock. In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our shares of common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our shares of common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

As of September 30, 2024, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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
3.1

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Forte Biosciences, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 30, 2024.

10.1+	Amended and Restated 2021 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 22, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*±	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*±	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

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

Forte Biosciences, Inc.

Date: November 14, 2024	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)