Form 10-K
period 2024-12-31
Forte Biosciences, Inc.
filed 2025-03-28
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

sep

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2024 was $18.3 million.

The number of shares of Registrant’s Common Stock outstanding as of March 24, 2025 was 6,581,667.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the Registrant’s 2025 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Annual Report on Form 10-K assuming such proxy statement is filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024. If such proxy statement is not filed on or before such date, the information called for by Part III will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

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
•
any statements regarding any business disruption or potential impact to our business due to epidemic diseases such as COVID-19;
•
any statements regarding future economic conditions or performance;
•
any statements regarding future regulatory approvals;
•
our expectations regarding the timing of product launches, as well as product features and specifications, including target indications for FB102;
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

Item 1. Business

Overview

Forte Biosciences, Inc. and its subsidiaries (www.fortebiorx.com) (“Forte”, “we”, “our”) is a clinical-stage biopharmaceutical company whose current lead product candidate is FB102. FB102 is a proprietary anti-CD122 monoclonal antibody therapeutic candidate with potentially broad autoimmune and autoimmune-related indications.

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

Three cohorts of single and two cohorts of multiple ascending doses in a Phase 1 trial of healthy volunteers were completed in which FB102 demonstrated a good safety profile. The primary objective of the Phase 1 trial was to assess the safety, tolerability and pharmacokinetics of single and multiple ascending doses of FB102. No dose limiting toxicities were observed. FB102 demonstrated significant reductions in the NK cell pharmacodynamic marker (greater than approximately 70%). Based on the successful completion of the phase 1 healthy volunteer cohorts, we initiated a patient-based trial in celiac disease in the third quarter of 2024. The trial is currently enrolling and top-line results are expected in the second quarter of 2025.

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

FB102 has potentially other autoimmune and autoimmune-related applications including vitiligo, alopecia areata, and type 1 diabetes (T1D).

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

We had approximately $58.4 million in cash, cash equivalents and short-term investments as of December 31, 2024. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

On November 21, 2024, we issued 4,931,389 shares of our common stock at a purchase price of $5.5520 per share, and 4,615,555 pre-funded warrants to purchase shares of common stock at a purchase price of $5.5510 per pre-funded warrant ("2024 Private Placement"). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the 2024 Private Placement were $53.0 million and we incurred $3.4 million in issuance costs. In connection with the 2024 Private Placement, we filed a registration statement on Form S-3 that was declared effective on December 20, 2024.

On July 31, 2023, we issued 606,678 shares of our common stock at a purchase price of $25.15 per share, and 387,566 pre-funded warrants to purchase shares of common stock at a purchase price of $25.13 per pre-funded warrant ("2023 Private Placement"). The pre-funded warrants have an exercise price of $0.025 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the 2023 Private Placement were $25.0 million and we incurred $272 thousand in issuance costs. Certain of our executive officers, senior management, and board members participated in this 2023 Private Placement, purchasing $1.16 million of shares of common stock at a purchase price of $25.25 per share. In connection with the 2023 Private Placement, we filed a registration statement on Form S-3 that was declared effective on September 8, 2023.

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

Manufacturing and Supply

Forte has outsourced the manufacturing of FB102 to facilities at third party contract manufacturing organizations (CMOs) and the preclinical testing and clinical development to clinical research organizations (CROs). These facilities and associated equipment are designed and operated to be consistent with all applicable laws and regulations. However, from time to time, we source critical raw materials and services from one or a limited number of suppliers with potentially long lead times or limited manufacturing and testing slot availability. There is a risk that if such supplies or services were interrupted, it could materially harm the manufacturing and development of FB102.

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

Intellectual Property

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB102 program. We also own three pending PCT applications, one pending US application, one pending application in Taiwan and one pending application in Argentina related to the FB102 program. The estimated expiration dates of these patents are 2043-2045. We also own one pending PCT application that is not material to Forte's FB102 program.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine in Loper Bright Enterprises v. Raimondo, which historically has provided deference to regulatory agencies’ statutory interpretations in litigation against the government where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, such as market exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration, as well as polices implemented by the Department of Government Efficiency, may lead to new policies, changes in the regulations, or disruptions to the operations of federal agencies, any of which may impact our clinical development plans.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, and Forte expects there will be additional challenges and amendments to the ACA in the future. For example, in November 2020, the United States Supreme Court held oral arguments on the ACA case from the U.S. Court of Appeals for the 5th Circuit, which upheld the District Court ruling that the individual mandate is unconstitutional. In June 2021, the Supreme Court of the United States held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. In January 2021, President Trump issued an executive order to initiate a special enrollment period to allow people to obtain health insurance coverage through the ACA marketplace, and instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, among others. We cannot predict how the Supreme Court ruling, other litigation, or the healthcare reform measures of the Trump administration will impact our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will remain in effect through 2032, unless Congress takes additional action. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, or IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Individual states in the United States have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase Forte’s compliance burdens and expose it to greater liability under such state laws once it begins commercialization after obtaining regulatory approval for any of its products. For example, FDA has authorized the state of Florida to develop a program to import certain prescription drugs from Canada for a limited period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

Employees and Human Capital

As of March 24, 2025, we had 14 full-time employees, primarily engaged in research and development, manufacturing and administration. None of Forte’s employees are represented by labor unions or covered by collective bargaining agreements. Forte considers its relationship with its employees to be good.

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
•
The market price of Forte’s common stock is expected to be volatile. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Litigation has previously arisen, and more could arise, in connection with the 2023 Private Placement or the 2024 Private Placement, which could be costly, divert management’s attention and otherwise materially harm our business.
•
If Forte experiences material weaknesses or otherwise fails to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
•
A variety of risks associated with public health threats and epidemics, including epidemic diseases such as COVID-19, or the emergence of another public health emergency could materially adversely affect Forte’s business.

Risks related to Forte’s business, technology and industry

Forte will require additional capital to fund its operations and if Forte fails to obtain necessary financing, Forte will not be able to complete the development and commercialization of its current lead product candidate, FB102, or any future product candidates.

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of December 31, 2024, Forte had approximately $58.4 million of cash, cash equivalents and short-term investments on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-K. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
•
the effect of potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from epidemic diseases such as COVID-19, the military conflicts in Eastern Europe and the Middle East, recent and any potential future financial institution failures, and otherwise;
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

On November 21, 2024, the Company issued 4,931,389 shares of our common stock at a purchase price of $5.5520 per share, and 4,615,555 pre-funded warrants to purchase shares of common stock at a purchase price of $5.5510 per pre-funded warrant ("2024 Private Placement"). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the 2024 Private Placement were $53.0 million and the Company incurred $3.4 million in issuance costs. Certain executive officers and senior management of the Company participated in this 2024 Private Placement, purchasing $475 thousand in shares of common stock at a purchase price of $5.552 per share. In connection with the 2024 Private Placement, the Company filed a registration statement on Form S-3 that was declared effective on December 20, 2024.

In July 2023, the Company completed the 2023 Private Placement financing pursuant to which the Company sold (i) 606,678 shares of Common Stock, and (ii) 387,566 pre-funded warrants to purchase Common Stock at a purchase price of $25.13 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.025 per share of Common Stock, were immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the 2023 Private Placement were approximately $25 million, before deducting offering expenses payable by the Company. While the proceeds from the Private Placements provided further funding for the Company’s operations, the Company will still require additional capital to fund its operations and complete the development and commercialization of FB102 or any future product candidates.

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

Following the announcement of the FB-401 trial results, the Company ceased further development of FB-401 and conducted an extensive process to evaluate strategic alternatives. Following such process, the Company determined to focus on developing its FB102 program, and recently completed a healthy volunteer trial for FB102. The Company plans to continue development of FB102 and initiated a patient-based trial in the third quarter of 2024, for which top-line results are expected in the second quarter of 2025. We will be required to devote significant time and resources to developing FB102, which may not be successful.

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

Forte’s long-term prospects are highly dependent on future acceptance and revenues from a single product, FB102. FB102 is our only product candidate at this time. Forte recently completed a healthy volunteer trial for FB102 and subsequently initiated a patient-based trial for FB102 in the third quarter of 2024, for which top-line results are expected in the second quarter of 2025. Any further development of FB102 would require substantial capital and time to complete and there is no guarantee that any future clinical trial, if pursued, would be timely or successful, or that FB102 will be approved or, if approved, that commercialization would be successful.

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

Forte is a clinical-stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB102, is currently in clinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each year since its inception in 2017. For the year ended December 31, 2024, Forte reported a net loss of $35.5 million. As of December 31, 2024, Forte had an accumulated deficit of $154.0 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

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

Even if Forte is successful in obtaining market approval for a drug product, commercial success of any approved products will also depend in large part on marketing acceptance, the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, FDA has authorized the state of Florida to develop a program to import certain prescription drugs from Canada for a limited period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors. Third-party payors could require Forte to conduct additional studies, including post-marketing studies related to the cost-effectiveness of the product, to qualify for reimbursement, which could be costly and divert its resources. If government and other healthcare payors were not to provide adequate insurance coverage and reimbursement levels for any of its drug products once approved, market acceptance and commercial success would be reduced.

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

As of March 24, 2025, Forte had 14 full-time employees. As its research, development, manufacturing and commercialization plans and strategies develop to focus on the development of FB102 and any future product candidates, and as Forte continues to transition into operating as a public company, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Forte’s internal computer systems, or those used by its Clinical Research Organizations ("CROs"), Contract Manufacturing Organizations ("CMOs") or other contractors or consultants, may fail or suffer security breaches.

We are dependent upon information technology systems, infrastructure and data. In the ordinary course of our business, we directly or indirectly collect, use, generate, transfer, disclose, maintain, dispose of, or otherwise process (collectively, “Process” or “Processing”) sensitive data, including intellectual property, confidential information, preclinical and clinical trial data, proprietary business information, personal data and personally identifiable health information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third-party service providers. The secure Processing of this information is critical to our operations. Our obligations under applicable laws, regulations, contracts, industry standards, and other documentation may include maintaining the confidentiality, integrity, and availability of such data in our possession or control, maintaining reasonable and appropriate security safeguards as part of an information security program, and restrictions on the use and disclosure of such data. These obligations create potential liability to regulators, business partners, personnel, and other relevant stakeholders. The multitude and complexity of our computer systems and those of our CROs, CMOs, clinical sites or other contractors or consultants make them inherently vulnerable to service interruption or destruction, malicious intrusion attempts and other attacks, and random attacks. Security breaches or incidents, whether resulting from inadvertent or intentional acts or omissions by third-party service providers, employees, contractors or others pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, business partners, or others could have been and may be exposed to unauthorized persons or to the public or otherwise lost, destroyed, altered, disclosed, disseminated, damaged, made unavailable or otherwise Processed without authorization.

Although we take measures designed to protect such information from unauthorized Processing, our internal computer systems and those of our CROs, CMOs, clinical sites and other contractors and consultants are vulnerable to cyberattacks, computer viruses, bugs or worms, and other attacks by computer hackers, cracking, application security attacks, social engineering, supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks (such as credential stuffing), extortion, and intentional disruptions of service; computer and network vulnerabilities or the negligence and malfeasance of individuals with authorized access to our information, failure or damage from natural disasters, terrorism, war, fire and telecommunication and electrical failures. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data (including sensitive customer information), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Third parties may also attempt to fraudulently induce our employees, contractors, consultants, or third-party service providers into disclosing sensitive information such as usernames, passwords, or other information or otherwise compromise the security of our computer systems, networks, and/or physical facilities in order to gain access to our data. Cyberattacks are increasing in their frequency, sophistication and intensity. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups, such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Geopolitical tensions or conflicts have in the past led to, and may in the future lead to, increased risk of cybersecurity attacks. Moreover, advancements in technology, such as artificial intelligence and machine learning, are changing and may continue to change the way companies are subjected to attempts to gain unauthorized access and disrupt systems, thereby increasing the risks of security threats and attacks. Additionally, some of our employees work remotely, which may pose additional data security risks. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts, or the efforts of our partners, vendors, CROs, CMOs, clinical sites and other contractors and consultants will prevent service interruptions, or identify breaches or incidents in our or their systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. Furthermore, we may not have adequate insurance coverage to protect us from, or adequately mitigate, liabilities or costs resulting from security breaches and incidents. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

If any such event were to occur and cause interruptions in our operations, it could result in a disruption of our development of product candidates. For example, the loss or unauthorized modification or unavailability of clinical trial data from completed or ongoing clinical trials for FB102 could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data, or may limit our ability to effectively execute a product recall, if required. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. To the extent that any disruption or security breach or incident were to result in a loss of or damage to our data or applications, or the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal, confidential, or proprietary information) processed or maintained on our behalf, or any of these is perceived or believed to have occurred, we could incur liability and the further development of any product candidates could be delayed. Any such event or the perception that it has occurred, could also result in legal claims, demands, litigation or other proceedings by private actors, regulatory investigations or other proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, injunctive relief, mandatory corrective action, and other remedies, and damage to our reputation and a loss of confidence in us and our ability to conduct clinical trials, which could delay the clinical development of our product candidates.

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

As of December 31, 2024, Forte has federal and state net operating loss carryforwards of $32.2 million and $11.6 million, respectively, of which a portion of the federal and all of the state net operating loss carryforwards, begin expiring in 2037. Under the current law, the remaining federal amount of $32.2 million has an indefinite life and generally may not be carried back to prior taxable years. These NOL carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Forte’s existing NOL carryforwards may be subject to limitations arising from previous ownership changes, and if Forte undergo an ownership change in connection with or after the Merger, its ability to utilize NOL carryforwards could be further limited by Section 382. In addition, future changes in its stock ownership, many of which are outside of its control, could result in an ownership change under Sections 382. Forte’s NOL carryforwards may also be impaired under state law. Accordingly, Forte may not be able to utilize a material portion of its NOL carryforwards. Furthermore, its ability to utilize its NOL carryforwards is conditioned upon its attaining profitability and generating U.S. federal and state taxable income. As described above, Forte has incurred significant net losses since its inception and anticipates that Forte will continue to incur significant losses for the foreseeable future; and therefore, Forte does not know whether or when Forte will generate the U.S. federal or state taxable income necessary to utilize its NOL carryforwards that are subject to limitation by Sections 382.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. Changes in the leadership of the FDA and other federal agencies under the Trump administration, including return-to-office policy, hiring freeze, layoffs, and other measures implemented by the Department of Government Efficiency, may also lead to changes in the operations of the FDA and other federal agencies, which may have a material impact on our business operations and the industry as a while. In addition, government funding of the SEC and other government agencies on which its operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

If a prolonged government shutdown or other disruption occurs, including due to government shutdowns, furloughs, budget constraints, travel restrictions, staffing shortages, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process its regulatory submissions, which could have a material adverse effect on its business, including its ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

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

Despite Forte’s efforts, any of the aforementioned parties may breach the agreements and disclose Forte’s proprietary information, including its trade secrets, or there may be lapses or failures in its physical and electronic security systems which lead to its proprietary information being disclosed, and Forte may not be able to obtain adequate remedies in the event of any such breaches. Monitoring unauthorized uses and disclosures is difficult, and Forte does not know whether the steps it has taken to protect its proprietary technologies will be effective. If any of its scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, Forte may not have adequate remedies for any such breach or violation, and Forte could lose its trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to Forte by its partners, collaborators, or others is inadvertently disclosed or subject to a breach or violation, Forte may be exposed to liability to the owner of that confidential information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of its trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, Forte would have no right to prevent them from using that technology or information to compete with us. If any of its trade secrets were to be disclosed to or independently developed by a competitor or other third party, Forte’s competitive position would be materially and adversely harmed.

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

Forte may identify third-party patents in which it will determine that the best course of action is to challenge the validity of such third-party patents in a post-grant proceeding at the USPTO, such as in a reexamination, or a post-grant and inter partes review. Such third-party patents may have claims broadly covering autoimmune technologies in which Forte is developing its product candidate. Forte recently identified U.S. Patent No. 11,278,505, owned by the University of Massachusetts, which claims broad field of autoimmune technologies. Forte filed a petition for post grant review of U.S. Patent No. 11,278,505 (the “’505 Patent”), owned by the University of Massachusetts, at the Patent Trial and Appeal Board (PTAB) on December 22, 2022. On July 3, 2023, the PTAB issued a decision to institute review. On June 24, 2024, the PTAB issued a final written decision, finding all claims of the ’505 Patent unpatentable. The University of Massachusetts filed a request for rehearing on July 24, 2024. The PTAB denied the request for rehearing on October 30, 2024. The University of Massachusetts filed a notice of appeal on December 30, 2024. The outcome of such post-grant proceedings is uncertain and if the USPTO upholds the validity of a third-party patent, it could have an adverse impact on Forte’s ability to commercialize its future products, including either an injunction prohibiting its manufacture or future sales, or, with respect to its future sales, an obligation on its part to pay royalties and/or other forms of compensation to third parties, which could be significant. Regardless of outcome, challenging the validity of third-party patents can have an adverse impact on us due to legal fees and expenses, diversion of management resources, negative publicity, reputational harm and other factors.

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

We plan to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our preclinical studies under agreements with us and plan to continue to do so for our future clinical trials. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and planned clinical trials and the subsequent collection and analysis of data.

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $588.25 per share, or approximately 82%, from $714.75 per share as of the close of business on September 2, 2021 to $126.50 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on March 24, 2025, was $6.32 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

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

In addition, as discussed in the “Legal Proceedings” section of this Form 10-K, in August 2023, a stockholder filed a complaint against Forte and its directors and officers related to the 2023 Private Placement. Additional lawsuits arising out of the 2023 Private Placement may be filed in the future. Regardless of the outcome of any litigation related to the 2023 Private Placement, such litigation could result in substantial costs and diversion of management attention and resources, which could significantly harm the company’s profitability and reputation.

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

If, in the future, we fail to satisfy the continued listing requirements of Nasdaq, such as the minimum bid price requirement, Nasdaq may take steps to delist our shares of common stock. Such a delisting would have a negative effect on the price of our shares of common stock, impair the ability to sell or purchase our shares of common stock when persons wish to do so, and any delisting would materially and adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities, as well as a limited amount of news and analyst coverage of Forte. Delisting could also result in a determination that our shares of common stock are a “penny stock,” which would require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary market for our shares of common stock. In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our shares of common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our shares of common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

The company will have broad discretion in the use of proceeds from any capital raising efforts, including the 2023 Private Placement, 2024 Private Placement and any future private placement financings, and may invest or spend the proceeds in ways with which its stockholders do not agree and in ways that may not increase the value of their investments.

Forte has and will continue to have broad discretion over the use of proceeds from any capital raising efforts, including private placement financings and public offerings completed in 2020, 2023 and 2024 and an “at the market” equity offering program commenced in 2022. Its stockholders may not agree with Forte’s decisions, and its use of the proceeds may not yield any return on its stockholders’ investments. Forte’s failure to apply the net proceeds of such financings effectively could compromise its ability to pursue its growth strategy and Forte might not be able to yield a significant return, if any, on its investment of these net proceeds. Forte’s stockholders will not have the opportunity to influence its decisions on how to use the net proceeds from such financings.

If Forte experiences material weaknesses or otherwise fails to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

As of December 31, 2024 and following the November 2024 Private Placement, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

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

Holders of Record

As of March 24, 2025, there were 177 registered stockholders of record. We are unable to estimate the actual number of stockholders as our shares are also held by brokers and other institutions on behalf of our stockholders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2024.

Sales of Unregistered Securities

During the year ended December 31, 2024, there have been no unregistered sales of securities other than previously disclosed by us in our Current Report on Form 8-K, as filed with the SEC on August 1, 2023.

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

Overview

Forte Biosciences, Inc. and its subsidiaries (www.fortebiorx.com) (“Forte”, “we”, “our”) is a clinical-stage biopharmaceutical company whose current lead product candidate is FB102. FB102 is a proprietary anti-CD122 monoclonal antibody therapeutic candidate with potentially broad autoimmune and autoimmune-related indications.

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

Three cohorts of single and two cohorts of multiple ascending doses in a Phase 1 trial of healthy volunteers were completed in which FB102 demonstrated a good safety profile. The primary objective of the Phase 1 trial was to assess the safety, tolerability and pharmacokinetics of single and multiple ascending doses of FB102. No dose limiting toxicities were observed. FB102 demonstrated significant reductions in the NK cell pharmacodynamic marker (greater than approximately 70%). Based on the successful completion of the phase 1 healthy volunteer cohorts, we initiated a patient-based trial in celiac disease in the third quarter of 2024. The study is currently enrolling and top-line results are expected in the second quarter of 2025.

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

FB102 has potentially other autoimmune and autoimmune-related applications including vitiligo, alopecia areata and type 1 diabetes (T1D).

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

We had approximately $58.4 million in cash, cash equivalents and short-term investments as of December 31, 2024. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

On November 21, 2024, the Company issued 4,931,389 shares of the Company’s common stock at a purchase price of $5.552 per Share and 4,615,555 pre-funded warrants to purchase shares of common stock at a purchase price of $5.551 per pre-funded warrant ("2024 Private Placement") in connection with a Securities Purchase Agreement (the “2024 Purchase Agreement”). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The holders of pre-funded warrants may not exercise a pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 19.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. In connection with the 2024 Private Placement, the Company filed a registration statement to register shares on Form S-3 that was declared effective on December 20, 2024. The gross proceeds of the 2024 Private Placement were $53.0 million and the Company incurred $3.4 million in issuance costs. Certain executive officers and senior management of the Company participated in this 2024 Private Placement, purchasing $475 thousand in shares of common stock at a purchase price of $5.552 per share.

On July 31, 2023, we issued 606,678 shares of our common stock at a purchase price of $25.15 per Share, and 387,566 pre-funded warrants to purchase shares of common stock at a purchase price of $25.13 per pre-funded warrant ("2023 Private Placement"). The pre-funded warrants have an exercise price of $0.025 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the 2023 Private Placement were $25.0 million and we incurred $272 thousand in issuance costs. Certain of our executive officers, senior management, and board members participated in this 2023 Private Placement, purchasing $1.16 million of shares of common stock at a purchase price of $25.25 per share. In connection with the 2023 Private Placement, we filed a registration statement on Form S-3 that was declared effective on September 8, 2023.

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

We anticipate research and development expenses to continue to increase in the future as we develop our current lead product candidate, FB102.

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees such as legal, auditing, tax and business consulting services, personnel expenses and travel costs, costs associated with being a publicly traded company such as Sarbanes-Oxley compliance, accounting fees, and directors’ and officers’ liability insurance premiums. Our general and administrative expenses may fluctuate due to fluctuations in professional and advisory fees and as we build out our infrastructure to further develop FB102.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investment balances.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following tables summarize our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$21,193	$21,862	$(669)
General and administrative	15,409	10,624	4,785
Total operating expenses	36,602	32,486	4,116
Loss from operations	(36,602)	(32,486)	(4,116)
Interest income	1,314	1,124	190
Other expense, net	(190)	(114)	(76)
Net loss	$(35,478)	$(31,476)	$(4,002)

Research and Development Expenses

Research and development expenses were $21.2 million for the year ended December 31, 2024, compared to $21.9 million during the same period in 2023. The decrease of $0.7 million was primarily due to a decrease of approximately $7.0 million in manufacturing expenses offset by increases of $5.5 million in preclinical and clinical expense as our FB102 program entered the clinic, and a net increase in payroll and related expense of approximately $1.3 million primarily due to an increase in headcount.

We anticipate research and development expenses to increase in the future as we continue to develop our current lead product candidate, FB102.

General and Administrative Expenses

General and administrative expenses were $15.4 million for the year ended December 31, 2024 compared to $10.6 million for the same period in 2023. The increase of $4.8 million was primarily due to an increase in professional and legal expenses.

Our general and administrative expenses may fluctuate in the future due to fluctuations in professional and advisory fees as we build out our infrastructure to develop FB102.

Interest Income

The increase in interest income for the year ended December 31, 2024, compared with the same period in the prior year was primarily driven by higher interest income earned from our cash and cash equivalents and short-term investments.

Other Expense, net

The increase in other expense, net for the year ended December 31, 2024, compared with the same period in the prior year was primarily driven by higher franchise tax expenses, partially offset by foreign exchange gains.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or other sources. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $35.5 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $154.0 million. We expect to incur operating losses in the foreseeable future as we develop our current lead product candidate, FB102.

On November 21, 2024, we issued 4,931,389 shares of our common stock at a purchase price of $5.552 per Share and 4,615,555 pre-funded warrants to purchase shares of common stock at a purchase price of $5.551 per pre-funded warrant in connection with a Securities Purchase Agreement. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The holders of pre-funded warrants may not exercise a pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 19.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. In connection with the 2024 Private Placement, the Company filed a registration statement to register shares on Form S-3 that was declared effective on

December 20, 2024. The gross proceeds of the 2024 Private Placement were $53.0 million and the Company incurred $3.4 million in issuance costs. Certain executive officers and senior management of the Company participated in this 2024 Private Placement, purchasing $475 thousand in shares of common stock at a purchase price of $5.552 per share.

On July 31, 2023, we issued 606,678 shares of our common stock at a purchase price of $25.15 per share, and 387,566 pre-funded warrants to purchase shares of common stock at a purchase price of $25.13 per pre-funded warrant (the “2023 Private Placement"). The pre-funded warrants have an exercise price of $0.025 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the 2023 Private Placement were $25.0 million and we incurred $272 thousand in issuance costs. Certain executive officers, senior management, and board members participated in this 2023 Private Placement, purchasing $1.16 million of shares of common stock at a purchase price of $25.25 per share. In connection with the 2023 Private Placement, we filed a registration statement on Form S-3 that was declared effective on September 8, 2023.

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

We had cash, cash equivalents and short-term investments of approximately $58.4 million as of December 31, 2024. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least 12 months from the filing date of this Form 10-K.

Future Capital Requirements

We have not generated any revenue from product sales or from out-licensing. We do not know when, or if, we will generate any revenue. We expect to incur ongoing losses as we develop our current lead product candidate, FB102, which has potentially broad application for autoimmune and autoimmune-related indications such as graft-vs-host disease, vitiligo and alopecia areata. FB102 is currently in Phase 1 clinical development. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•
the initiation and progress of additional clinical trials and preclinical studies for our product candidate and other indications of FB102;
•
the terms and timing of any strategic alliance, licensing and other arrangements that we may establish;
•
the number of programs we pursue;
•
the outcome, timing and cost of regulatory approvals;
•
the cost and timing of hiring new employees to support our continued growth;
•
the costs involved in patent filing, prosecution, and enforcement; and
•
the costs and timing of having clinical supplies or clinical trial materials of our product candidates manufactured.

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

Summary Consolidated Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(30,745)	$(28,706)
Investing activities	(35,993)	47
Financing activities	51,857	24,684
Net decrease in cash	$(14,881)	$(3,975)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $30.7 million and consisted primarily of a net loss of $35.5 million adjusted for non-cash stock-based compensation of $3.1 million and a decrease in net operating assets of $1.7 million.

Net cash used in operating activities for the year ended December 31, 2023 was $28.7 million and consisted primarily of a net loss of $31.5 million adjusted for non-cash stock-based compensation of $3.3 million and an increase in net operating assets of $0.4 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was primarily due to the purchase of U.S treasury bills.

Net cash provided by investing activities for the year ended December 31, 2023 was due to proceeds of $10.1 million from the redemption of U.S. treasury bills substantially offset by the purchase of $10.0 million of U.S treasury bills.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was primarily due to the net proceeds of $51.9 million received from our 2024 Private Placement of 4,931,389 shares of the Company’s common stock at a purchase price of $5.552 per share, and 4,615,555 pre-funded warrants to purchase shares of common stock at a purchase price of $5.551 per pre-funded warrant.

Net cash provided by financing activities for the year ended December 31, 2023 was primarily due to the net proceeds of $24.8 million received from our 2023 Private Placement of 606,678 shares of the Company’s common stock at a purchase price of $25.15 per share, and 387,566 pre-funded warrants to purchase shares of common stock at a purchase price of $25.13 per pre-funded warrant.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity pursuant to indemnification agreements. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2024 and 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.4	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 9, 2023.

3.5

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

4.5	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.6 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

4.6	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

4.7	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

4.8	Warrant to Purchase Common Stock, dated May 18, 2018, issued to Silicon Valley Bank, incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.

4.9	Form of Warrant to Purchase Common Stock of the Registrant issued on June 15, 2020, incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020.

4.10	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on August 1, 2023.

4.11	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on November 20, 2024.

10.1+

Form of Indemnity Agreement by and between the Registrant and its directors and officers, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

10.2+

Tocagen, Inc. 2017 Equity Incentive Plan, as amended, and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder, incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2019.

10.3+

Tocagen, Inc. 2017 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-216574), as amended, originally filed on March 9, 2017.

10.4	Tocagen, Inc. Annual Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017.

10.5	Form of Restricted Stock Unit Grant Notice and Agreement, incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2020.

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

10.9+

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

10.12+

Separation Agreement and Release by and between the Company and Hubert Chen, M.D., dated March 17, 2024, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2024.

10.13+	At Market Issuance Sales Agreement between the Company and Ladenburg Thalmann & Co. Inc. incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed on April 1, 2022.

10.14*+	Amended and Restated 2021 Equity Incentive Plan, and forms of agreements thereunder.

10.15*+	Amended and Restated Non-Employee Director Compensation Policy incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K filed on March 18, 2024.

10.16+	Form of Change in Control and Severance Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022.

10.17

Securities Purchase Agreement, dated July 28, 2023, by and among the Company and the Purchasers thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on August 1, 2023.

10.18

Registration Rights Agreement, dated July 28, 2023, by and among the Company and the Purchasers thereto, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on August 1, 2023.

10.19

Securities Purchase Agreement, dated November 19, 2024, by and among the Company and the Purchasers thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on November 20, 2024.

10.20

Registration Rights Agreement, dated November 19, 2024, by and among the Company and the Purchasers thereto, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on November 20, 2024.

10.21

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

19.1*	Amended and Restated Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

24.1*	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Forte Biosciences, Inc.

Date: March 28, 2025	By:	/s/ Paul Wagner
Paul Wagner, Ph.D. President & Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2025	By:	/s/ Antony Riley
Antony Riley Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul A. Wagner, Ph.D.	Chairman and Chief Executive Officer	March 28, 2025
Paul A. Wagner, Ph.D.

/s/ Antony Riley	Chief Financial Officer	March 28, 2025
Antony Riley

/s/ Scott Brun, M.D.	Director	March 28, 2025
Scott Brun, M.D.

/s/ Stephen Doberstein, Ph. D.	Director	March 28, 2025
Stephen Doberstein, Ph. D.

/s/ Barbara K. Finck, M.D.	Director	March 28, 2025
Barbara K. Finck, M.D.

/s/ David Gryska	Director	March 28, 2025
David Gryska

/s/ Shiv Kapoor	Director	March 28, 2025
Shiv Kapoor

/s/ Steven Kornfeld	Director	March 28, 2025
Steven Kornfeld

/s/ Rich Vincent	Director	March 28, 2025
Rich Vincent

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Forte Biosciences, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Forte Biosciences, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for warrants issued in 2024

As described in Note 7 to the consolidated financial statements, in November 2024, the Company issued 4,931,389 shares of the Company’s common stock and 4,615,555 pre-funded warrants to purchase shares of common stock in a private placement. The Company determined that the November 2024 pre-funded warrants meet the criteria for equity-classified instruments and were, therefore, recorded in additional paid-in capital at issuance and are not subject to remeasurement. At December 31, 2024, additional paid-in capital included $49.6 million related to the November 2024 issuance of common stock and pre-funded warrants.

We identified the assessment of the accounting for the November 2024 pre-funded warrants to purchase common stock, specifically the classification as liabilities or equity, as a critical audit matter. A high degree of challenging and complex auditor judgment was involved in assessing the warrant features, which required interpretation of the complex terms of the agreements in order to apply the appropriate accounting guidance.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the terms and conditions of the pre-funded warrant agreements and assessed the appropriateness of management’s interpretation and application of the relevant accounting literature, including consideration of whether certain actions were within the Company’s control, to assess the equity classification of the warrants on the balance sheet.

We have served as the Company’s auditor since 2023.

/s/ KPMG

San Diego, California

March 28, 2025

Forte Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value data)

	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$22,244	$37,125
Short-term investments	36,121	-
Prepaid expenses and other current assets	2,981	1,202
Total current assets	61,346	38,327

Property and equipment, net	77	109
Other assets	138	544
Total assets	$61,561	$38,980

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,879	$1,424
Accrued liabilities	4,202	2,242
Total current liabilities	9,081	3,666

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 6,393,323 and 1,453,402 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	6	1
Additional paid-in capital	206,461	153,829
Accumulated other comprehensive income	11	4
Accumulated deficit	(153,998)	(118,520)
Total stockholders’ equity	52,480	35,314
Total liabilities and stockholders’ equity	$61,561	$38,980

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$20,714	$21,862
Research and development - related party	479	-
General and administrative	15,409	10,624
Total operating expenses	36,602	32,486
Loss from operations	(36,602)	(32,486)
Interest income	1,314	1,124
Other expense, net	(190)	(114)
Net loss	$(35,478)	$(31,476)
Per share information:
Net loss per share - basic and diluted	$(12.17)	$(24.92)

Weighted average shares and pre-funded warrants outstanding, basic and diluted	2,915,894	1,262,840

Comprehensive Loss:
Net loss	$(35,478)	$(31,476)
Unrealized gain on available-for-sale securities	7	4
Comprehensive loss	$(35,471)	$(31,472)

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance — December 31, 2022	840,002	$1	$125,861	$—	$(87,044)	$38,818
Issuance of common stock under ESPP	700	—	16	—	—	16
Issuance of common stock and pre-funded warrants in PIPE financing, net of issuance costs of $272	606,678	—	24,728	—	—	24,728
Issuance of common stock upon vesting of restricted stock units, net	6,022	—	(60)	—	—	(60)
Stock based compensation	—	—	3,284	—	—	3,284
Unrealized gain on available-for-sale securities	—	—	—	4	—	4
Net loss	—	—	—	—	(31,476)	(31,476)
Balance — December 31, 2023	1,453,402	1	153,829	4	(118,520)	35,314
Issuance of common stock under ESPP	958	—	14	—	—	14
Issuance of common stock and pre-funded warrants in PIPE financing, net of issuance costs of $3,436	4,931,389	5	49,559	—	—	49,564
Issuance of common stock upon vesting of restricted stock units, net	7,721	—	(35)	—	—	(35)
Stock based compensation	—	—	3,095	—	—	3,095
Unrealized gain on available-for-sale securities	—	—	—	7	—	7
Settlement of fractional shares paid in cash	(147)	—	(1)	—	—	(1)
Net loss	—	—	—	—	(35,478)	(35,478)
Balance — December 31, 2024	6,393,323	$6	$206,461	$11	$(153,998)	$52,480

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(35,478)	$(31,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	39	9
Accretion of discount on available-for-sale securities	(158)	(131)
Stock-based compensation expense	3,095	3,284
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,373)	(849)
Accounts payable	3,021	271
Accrued liabilities	109	186
Net cash used in operating activities	(30,745)	(28,706)

Cash flows from investing activities:
Purchase of available-for-sale securities	(35,956)	(9,965)
Proceeds from maturity of available-for-sale securities	—	10,100
Purchase of property and equipment	(37)	(88)
Net cash (used in) provided by investing activities	(35,993)	47
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants	53,000	25,000
Payment of issuance costs associated with financing	(1,121)	(272)
Proceeds from exercise of employee stock options and issuance of common stock under ESPP	14	16
Taxes paid related to net share settlement of equity awards	(35)	(60)
Settlement of fractional shares paid in cash	(1)	—
Net cash provided by financing activities	51,857	24,684
Net decrease in cash and cash equivalents	(14,881)	(3,975)
Cash and cash equivalents — beginning of year	37,125	41,100
Cash and cash equivalents — end of year	$22,244	$37,125

Supplemental disclosure of non-cash investing and financing activities:
Unpaid issuance costs recorded in accounts payable and accrued liabilities	$2,316	$—
Purchase of property and equipment recorded in accrued liabilities	$-	$30

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences Inc.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com) and its subsidiaries, referred to herein as the “Company” or "Forte", is a clinical- stage biopharmaceutical company focused on developing FB102, which is a proprietary anti-CD122 monoclonal antibody therapeutic candidate with potentially broad autoimmune and autoimmune-related indications. The phase 1 healthy volunteer single and multiple ascending dose cohorts have completed. Forte is currently advancing clinical development of FB102 into patient-based trials for celiac disease and non-segmental vitiligo.

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

On August 27, 2024, the Company filed a certificate of amendment to the Company's Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, to effect a 1 for 25 reverse stock split of the Common Stock, effective as of 8:00 a.m., Eastern Time, on August 28, 2024. The par value and authorized shares were not adjusted as a result of the reverse split. The Reverse Stock Split also affected the Company’s outstanding common stock options and pre-funded warrants, and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately. All issued and outstanding shares of common stock and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Liquidity and Risks

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. As of December 31, 2024, the Company had an accumulated deficit of $154.0 million and used $30.7 million of cash and cash equivalents in operating activities during the year ended December 31, 2024. Management expects to continue to incur additional losses in the foreseeable future as the Company focuses its development efforts on advancing FB102 through clinical trials.

The Company had cash, cash equivalents and short-term investments of approximately $58.4 million as of December 31, 2024. The Company’s cash, cash equivalents and short-term investments are held at financial institutions that exceed federally insured limits. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-K.

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

Available-for-Sale Securities

The Company’s available-for-sale securities consist of U.S. treasury bills. Securities with maturities from the date of purchase of 90 days or less are included in cash equivalents. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive loss within the consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Realized gains and losses are calculated on the specific identification method and recorded as interest income (loss).

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

The carrying amounts of financial instruments consisting of cash and cash equivalents, accounts payable and accrued liabilities included in the Company’s financial statements are reasonable estimates of fair value, primarily due to their short maturities. Short-term investments are recorded at fair value, with any unrealized gains or losses reported as accumulated other comprehensive income or loss.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation, subject to review for impairment. Property and equipment, net are depreciated over the estimated useful lives of the assets, generally three to five years, using the straight-line method.

Impairment of Property and Equipment

The Company reviews its property and equipment for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on property and equipment have been recorded for the years ended December 31, 2024 or 2023.

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

Drug manufacturing and clinical trial costs are a component of research and development expenses. The Company expenses costs for its drug manufacturing activities performed by Contract Manufacturing Organizations (“CMOs”), preclinical and clinical trial costs performed by Contract Research Organizations (“CROs”) and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual task in accordance with associated agreements. The Company uses information it receives from internal personnel and outside service providers to estimate the percentage of completion and therefore the expense to be recognized.

Research and Development Tax Incentive

The Company is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when the relevant expenditure has been incurred, the amount can be reliably measured and it is probable that the Australian Tax Incentive will be received. The Company has not recorded any reductions to R&D expense under the Australian tax incentive as it is not reasonably assured that the criteria have been met. The Company has not received any cash refunds under this program.

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

Net Loss Per Share

The Company’s net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares, without consideration for common stock equivalents. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation include the pre-funded warrants outstanding during the period as they are exercisable at any time and their exercise requires only nominal consideration for the delivery of shares. As of December 31, 2024, no pre-funded warrants have been exercised and pre-funded warrants to purchase an aggregate of 5,003,121 shares of common stock were outstanding.

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

	Year Ended December 31,
	2024	2023
Options	212,501	105,791
Restricted stock units	28,537	42,237
Warrants	176	176
ESPP	66	73
Total	241,280	148,277

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard is intended to improve annual and interim reportable segment disclosure requirements regardless of number of reporting units, primarily through enhanced disclosures of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. The Company adopted this new standard for the annual period ended December 31, 2024 on a retrospective basis, and the adoption did not have a material impact on its consolidated financial statements and related disclosures. See Note 12, Segment Information, for the updated segment disclosures as a result of adopting this ASU.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of January 1, 2024, which did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by us as of a specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disclosure of additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2024 and 2023 consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid professional fees	$377	$413
Prepaid insurance	286	318
Prepaid manufacturing and research expense	1,982	306
Other	336	165
Total Prepaid Expenses and Other Current Assets	$2,981	$1,202

Property and Equipment, Net

Property and equipment, net as of December 31, 2024 and 2023 consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Equipment	$107	$100
Furniture and Fixtures	18	18
Property and equipment, at cost	125	118
Less accumulated depreciation	(48)	(9)
Total Property and Equipment, net	$77	$109

Other Assets

Other assets as of December 31, 2024 and 2023 consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid insurance	$87	$280
Prepaid professional fees	-	211
Other	51	53
Total Other Assets	$138	$544

Accrued Liabilities

Accrued liabilities as of December 31, 2024 and 2023 consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued issuance costs	$1,881	$—
Accrued manufacturing and clinical expenses	541	1,016
Accrued compensation	1,551	947
Accrued legal and professional fees	97	276
Accrued other expenses	132	3
Total Accrued Liabilities	$4,202	$2,242

4. Fair Value

The following tables provide a summary of the assets that are measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements as of December 31, 2024
Cash, cash equivalents and short-term investments	Level 1	Level 2	Level 3	Total
Cash	$1,464	$—	$—	$1,464
Money Market Funds	20,780	-	-	20,780
U.S. Treasury Bills	-	36,121	-	36,121
Total	$22,244	$36,121	$—	$58,365

	Fair Value Measurements as of December 31, 2023
Cash and cash equivalents	Level 1	Level 2	Level 3	Total
Cash	$6,275	$—	$—	$6,275
Money Market Funds	5,686	-	-	5,686
U.S. Treasury Bills	-	25,164	-	25,164
Total	$11,961	$25,164	$—	$37,125

Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market funds and U.S. Treasury bills were included as cash and cash equivalents in the consolidated balance sheet as of December 31, 2023. The Company's U.S Treasury Bills are included in short-term investments as of December 31, 2024, due to an original maturity greater than 90 days. The Company obtains the fair value of its Level 2 cash equivalents from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable.

5. Available-for-Sale Securities

The following table summarizes the Company's available-for-sale securities as of December 31, 2024 and December 31, 2023 (in thousands).

	December 31, 2024
		Unrealized
Short-term investments	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury Bills	$36,110	$11	$—	$36,121
Total available-for-sale securities	$36,110	$11	$—	$36,121

	December 31, 2023
		Unrealized
Cash equivalents	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury Bills	$25,160	$4	$—	$25,164
Total available-for-sale securities	$25,160	$4	$—	$25,164

6. Commitments and Contingencies

Concentrations of Credit Risk

The Company limits its credit risk associated with its cash and cash equivalents by placing them with financial institutions it believes are highly creditworthy. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand. The Company’s cash accounts significantly exceed the FDIC limits.

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer, employee or director is, or was, serving at the Company’s request in such capacity. As of December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

Lease Agreements

The Company has entered into month-to-month lease agreements for certain office and laboratory space. The lease agreements are cancellable by the Company at any time with a 30-day notice. Total rent expense was $300 thousand and $129 thousand for the years ended December 31, 2024 and 2023, respectively.

Clinical and Preclinical Services

The Company has entered into various agreements with third-party vendors for preclinical and clinical services. The estimated remaining commitments as of December 31, 2024 under these agreements were approximately $7.2 million. The Company entered into agreements with a clinical research organization ("CRO") for clinical trials of FB102, its product candidate. The Company has agreed to pay third-party costs associated with those agreements. The CRO agreements are subject to termination at any time, with or without cause, by the Company, in which case only costs earned or non-cancellable to the date of termination would remain subject to reimbursement.

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

Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ (Del. Ch.)

On August 10, 2023, Camac Fund LP filed a complaint (the “Complaint”), captioned Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ, in the Delaware Court of Chancery, against the members of the Company's Board of Directors (the "Directors") and entities affiliated with certain of the Company’s investors (the “Investors”) and naming the Company as nominal defendant. The Complaint alleged that the Directors breached their fiduciary duties by causing the Company to enter into a July 31, 2023 private placement (the “ 2023 Private Placement”), which raised approximately $25 million for the Company from the Investors and certain of the Company’s executives and directors, and by scheduling the Company’s 2023 annual meeting of stockholders (the “Annual Meeting”) for more than thirteen months after its 2022 annual meeting. The Complaint also alleged the Investors aided and abetted the alleged breaches of fiduciary duty by the Directors. Plaintiff also filed a motion for preliminary injunction and motion to expedite seeking a hearing on its preliminary injunction motion on an expedited basis. The Complaint and motions sought declarations that the Directors breached their fiduciary duties and that the Investors aided and abetted them, to enjoin defendants from counting votes cast by the Investors’ shares obtained through the private placement at the Annual Meeting or any subsequent director election, and money damages in an unspecified amount.

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

On October 20, 2023, Plaintiff filed an amended class action and derivative complaint (the “Amended Complaint”) against the Directors and naming the Company as a nominal defendant. The Amended Complaint makes many of the same allegations as the original Complaint. The Amended Complaint also purports to bring a claim on behalf of a class of holders of the Company’s common stock as of August 10, 2023, the record date for the Annual Meeting. The class claim alleges the Directors breached their fiduciary duties by causing the Company to enter into the Private Placement, setting the Annual Meeting record date for a date after the Private Placement closed, and holding the Annual Meeting more than thirteen months after the 2022 annual meeting. The Amended Complaint purports to bring a second claim for “wrongful dilution” derivatively on behalf of the Company. The derivative claim alleges the Directors “wrongfully diluted” Plaintiff and other stockholders by causing the Company to enter into the Private Placement in bad faith and for the purpose of entrenchment and not permitting Plaintiff and other stockholders to participate. The Amended Complaint seeks declarations that the Directors breached their fiduciary duties, that the votes cast at the Annual Meeting by the shares acquired in the Private Placement should be excluded from the final voting results, that Plaintiff’s two director nominees at the Annual Meeting were elected and that the Company’s nominees were not elected, as well as an order requiring the Company’s board of directors to recognize Plaintiff’s nominees as validly elected and remove the Company’s nominees from their positions on the board of directors. The Amended Complaint also sought an order that the Company hold an annual meeting of stockholders in 2024 within thirteen months of the 2023 Annual Meeting, that the shares acquired in the Private Placement are enjoined from voting at the 2024 annual meeting, and awarding money damages in an unspecified amount.

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

In October 2024, to resolve all claims and potential claims asserted by the parties, the Texas Defendants entered into a settlement agreement and release with Forte, and all Texas Defendants other than Camac entered into standstill and voting agreements that are similar to the agreement Camac entered into in June 2024. The Company paid $650 thousand related to these agreements which does not include any potential insurance recoveries. The Company expenses legal fees as they are incurred.

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

7. Equity

Preferred Stock

The Company has 10 million authorized shares of Series A Preferred Stock, par value $0.001, with no shares outstanding as of December 31, 2024 and 2023.

Common Stock

On November 19, 2024, the Company issued 4,931,389 shares of the Company’s common stock at a purchase price of $5.552 per Share and 4,615,555 pre-funded warrants to purchase shares of common stock at a purchase price of $5.551 per pre-funded warrant ("2024 Private Placement") in connection with a Securities Purchase Agreement (the “ 2024 Purchase Agreement”). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The holders of pre-funded warrants may not exercise a pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 19.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. In connection with the 2024 Private Placement, the Company filed a registration statement to register shares on Form S-3, which was declared effective on December 20, 2024. The gross proceeds of the 2024 Private Placement were $53.0 million and the Company incurred $3.4 million in issuance costs. Certain executive officers and senior management of the Company participated in this 2024 Private Placement, purchasing $475 thousand in shares of common stock at a purchase price of $5.552 per share.

In connection with, and as a condition to, the closing of the 2024 Private Placement, the Company has agreed to enter into letter agreements with two investors. Pursuant to the terms of the letter agreements, the Company has agreed that, during the period beginning ninety (90) days after the closing date of the 2024 Private Placement and ending on the three (3) year anniversary of the closing date of the 2024 Private Placement (or earlier upon investors failing to meet certain ownership thresholds), if the Company’s Common Stock trades within certain specified parameters for thirty (30) consecutive trading days, each of the investors shall be entitled to designate one individual to serve on the Board, in each case pursuant and subject to the terms of the applicable letter agreement and compliance with applicable Nasdaq and SEC regulations and the Board’s fiduciary duties under applicable law. In addition, for the duration of the applicable designation period, the Company shall also include such designee in the slate of nominees recommended by the Board for election at each annual or special meeting of the Company’s stockholders at which directors of such designee’s class are to be elected. The letter agreement also provides one investor a participation right in future offerings of the Company’s equity securities.

On July 31, 2023, the Company issued 606,678 shares of the Company’s common stock at a purchase price of $25.15 per Share and 387,566 pre-funded warrants to purchase shares of common stock at a purchase price of $25.13 per pre-funded warrant ("Private Placement") in connection with a Securities Purchase Agreement (the “Purchase Agreement”). The pre-funded warrants have an exercise price of $0.025 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The holders of pre-funded warrants may not exercise a pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The Purchase Agreement also provides certain investors a participation right in future offerings of the Company’s equity securities. In connection with the Private Placement, the Company filed a registration statement to register shares on Form S-3 that was declared effective on September 8, 2023. The gross proceeds of the Private Placement were $25.0 million and the Company incurred $272 thousand in issuance costs. Certain executive officers, senior management, and board members of the Company participated in this Private Placement, purchasing $1.16 million in shares of common stock at a purchase price of $25.25 per share.

As of December 31, 2024, no pre-funded warrants were exercised and pre-funded warrants to purchase an aggregate of 5,003,121 shares of common stock remain outstanding. The 5,003,121 shares of common stock issuable upon the exercise of the pre-funded warrants is not included in the number of issued and outstanding shares of common stock as of December 31, 2024 and December 31, 2023.

In June 2021, the Company filed a shelf registration statement on Form S-3 that went effective in June 2021 to register the issuance of up to $300 million in securities. On March 31, 2022, the Company entered into an (“ATM Facility”) whereby the Company may from time to time offer and sell shares of its common stock up to an aggregate offering price of $25.0 million during the term of the ATM Facility. On April 1, 2022, the Company filed a prospectus supplement to the June 2021 Form S-3 relating to the offer and sale of the shares pursuant to the ATM Facility covering sales of up to $7.0 million of shares of common stock. On August 12, 2022, the Company filed an additional prospectus supplement relating to the offer and sale of shares pursuant to the ATM Facility covering sales of up to an additional $2.7 million of shares of common stock. However, this shelf registration statement on Form S-3 expired in June 2024, and the Company would need to file a new registration statement on Form S-3 to sell additional shares under the ATM Facility. The Company is not obligated to sell any shares under the ATM Facility. The ATM Facility may be terminated at any time upon ten days’ prior notice, or at any time in certain circumstances, including the occurrence of a material adverse effect on the Company. The Company has agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares under the ATM Facility and has agreed to provide the sales agent with customary indemnification and contribution rights. The Company issued 246 thousand shares of common stock for gross proceeds of approximately $7.7 million under the ATM Facility from July 1, 2022 through December 31, 2022 and incurred $595 thousand in issuance costs related to the ATM Facility and shelf registration statement. While the ATM Facility remains in place, the Company remains restricted in its ability to access additional funding from the sale of securities under Form S-3.

Warrants to purchase 176 shares of the Company’s common stock at an exercise price of $3,506.25 per share were issued pre-Merger and remain outstanding as of December 31, 2024 and December 31, 2023. These warrants have an expiration date of October 30, 2025. These warrants meet the criteria for equity classification and were recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

Shares of common stock reserved for future issuance were as follows:

Shares
Pre-funded warrants outstanding	5,003,121
Stock options outstanding	212,501
Reserved for issuance under equity incentive plans	199,708
RSUs outstanding	28,537
Reserved for issuance under employee stock purchase plan	31,483
Warrants outstanding	176
Total	5,475,526

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

8. Stock-Based Compensation

Equity Plans

The Company inherited the 2017 Equity Incentive Plan (the "2017 Plan") as part of its merger with Tocagen, Inc. in June 2020. The 2017 Plan was terminated in May 2021 and replaced by the 2021 Equity Incentive Plan (the “2021 Plan”). The 2017 Plan will continue to govern outstanding awards issued under the 2017 Plan. The 2021 Plan, as amended and restated most recently in August 2024, has an aggregate of 340,000 authorized shares.

The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Service-based awards generally vested over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of December 31, 2024, there were 129,508 shares available for issuance under the 2021 Plan.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 20,000 shares for future grant under the 2020 Inducement Plan. The 2020 Inducement Plan was amended on March 14, 2024 to increase the shares available for grant by an additional 60,000. As of December 31, 2024, there were 70,200 shares available for issuance under the 2020 Inducement Plan.

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

Due to the Company’s limited trading of its common stock, it does not have the relevant company-specific historical data to support its expected volatility. As such, the Company utilized a weighted approach by blending its own historical price data with the historical volatility of a group of similar companies in the life sciences industry whose shares are publicly traded. The Company selected the peer group based on comparable characteristics, including development stage, product pipeline, and market capitalization. The Company computes historical volatility data using the daily closing prices during the equivalent period of the calculated expected term of the stock-based awards.

The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The fair value per share of common stock is the closing stock price on the option grant date.

The weighted average grant-date fair value of stock options granted in the years ended December 31, 2024 and 2023 was $14.25 and $16.41, respectively. The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Year ended December 31, 2024	Year Ended December 31, 2023
Fair value of common stock	$16.88	$19.61
Risk-free interest rate	4.08%	4.30%
Dividend yield	0.00%	0.00%
Expected term of options (years)	5.98	5.62
Volatility	110.15%	114.50%

The table below summarizes the stock option activity during the year ended December 31, 2024:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2023	105,791	$206.47	7.17	$30
Granted	123,600	$16.92	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	(16,890)	$114.74	—	—
Balances at December 31, 2024	212,501	$103.51	7.82	$760
Vested and expected to vest at December 31, 2024	212,501	$103.51	7.82	$760
Exercisable at December 31, 2024	68,703	$265.62	6.49	$113

The aggregate intrinsic value of stock options as of December 31, 2024 is based on the Company’s closing stock price of $22.71 per share.

Restricted Stock Unit Awards

Restricted stock units vest over four years with one sixteenth of the restricted stock units vesting every quarter.

Restricted stock unit award transactions during the year ended December 31, 2024 were as follows:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	42,237	$34.22
Granted	—	$—
Forfeited/Cancelled	(3,600)	$25.75
Issued as Common Stock	(10,100)	$25.13
Outstanding at December 31, 2024	28,537	$38.50

The aggregate fair value of RSUs vested during the year ended December 31, 2024 was $146 thousand.

2017 Employee Stock Purchase Plan

In May 2021, the Company’s board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 31,483 shares available for future issuance under the ESPP as of December 31, 2024. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 12,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The Company issued 958 and 700 shares under the ESPP during the year ended December 31, 2024 and 2023, respectively. The ESPP is considered a compensatory plan. The Company recorded stock-based compensation expense related to its ESPP of $8 thousand and $12 thousand for the years ended December 31, 2024 and 2023, respectively.

The fair value of the rights granted to employees under the ESPP was estimated using a Black-Scholes option-pricing model with the following weighted-average valuation assumptions:

	Year ended December 31, 2024	Year Ended December 31, 2023
Fair value of common stock	$16.34	$26.17
Risk-free interest rate	5.32%	5.20%
Dividend yield	0.00%	0.00%
Expected term of options (years)	0.50	0.50
Volatility	72.58%	119.32%

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$1,075	$1,201
General and administrative	2,020	2,083
Total	$3,095	$3,284

As of December 31, 2024, there was unrecognized stock-based compensation expense of $2.6 million related to stock options and restricted stock units with service conditions, which is expected to be recognized over a weighted-average period of 2.72 years. Total unrecognized stock-based compensation as of December 31, 2024 was approximately $0.5 million related to restricted stock units with performance based vesting. The performance based conditions are tied to development milestones which have not been met.

9. Income Taxes

The components of net loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
United States	$(30,905)	$(31,476)
International	(4,573)	-
Net loss before taxes	$(35,478)	$(31,476)

For the years ended December 31, 2024 and 2023, the Company did not record a current or deferred income tax expense or benefit due to a valuation allowance position.

The benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	Year Ended December 31,
	2024		2023
Income tax expense (benefit) at federal statutory rate	$(7,450)	21.0%	$(6,610)	21.0%
Increase/(decrease) in tax resulting from:
State income taxes	—	0.0%	—	0.0%
Change in valuation allowance	6,441	-18.2%	6,541	-20.8%
Nondeductible R&D Expenses	921	-2.6%	—	0.0%
Stock-based compensation expense	90	-0.2%	60	-0.2%
Other	(2)	0.0%	9	0.0%
Total	$—	0.0%	$—	0.0%

The primary components of temporary differences which give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Accrual to cash adjustment	$499	$433
Start-up costs	7,190	4,508
Patent costs	40	40
Stock-based compensation expense	1,432	1,627
Net operating loss	7,638	6,515
Capitalized R&D	6,813	4,940
Other deferred taxes	21	11
R&D credits	868	528
Total noncurrent deferred tax assets	24,501	18,602
Valuation Allowance	(24,501)	(18,602)
Net deferred tax assets after valuation allowance	$—	$—

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses increased by $1.9 million during the year ended December 31, 2024.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based upon the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of

December 31, 2024 and 2023. During 2024 and 2023, the valuation allowance increased by $5.9 million and $6.4 million, respectively.

As of December 31, 2024, the Company has federal and California research and development tax credit carryforwards of $752 thousand and $617 thousand, respectively. The federal research and development tax credits begin to expire in 2041 unless previously utilized. The California credits do not expire.

Net operating losses and tax credit carryforwards as of December 31, 2024 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$32,229	Do Not Expire
Net operating losses, federal (Pre January 1, 2018)	$11	2037
Net operating losses, state	$11,602	2037
Net operating losses, foreign	$192	Indefinite
Tax credits, federal	$752	2041
Tax credits, state	$617	Indefinite

The Company is subject to taxation in the U.S. and California. As of December 31, 2024, Tocagen’s tax years beginning 2007 to date are subject to examination by federal and California taxing authorities due to the carry forward of unutilized net operating losses and research and development tax credits. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

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

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any appeals or litigation processes. Income tax positions must meet a more likely than not recognition at the effective date to be recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2024 and 2023 is as following (in thousands):

	Year Ended December 31,
	2024	2023
Beginning Balance	$251	$157
Additions based on tax positions related to the current year	$160	$94
Ending Balance	$411	$251

The Company’s policy is to record interest and penalties relating to uncertain tax positions as a component of income tax expense should the Company believe there is an uncertain tax position liability. As of December 31, 2024, and 2023, there was no accrued interest or penalties for uncertain positions. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

10. Related Party Transactions

One of the Company’s board of directors received cash payments of $479 thousand for scientific consulting services during the year ended December 31, 2024. There was no consulting services provided in 2023.

On November 19, 2024, certain executive officers and senior management of the Company participated in the 2024 Private Placement, purchasing $475 thousand in shares of common stock at a purchase price of $5.552 per share.

On July 31, 2023, certain executive officers, senior management, and board members of the Company participated in the Private Placement, purchasing approximately $1.16 million in shares of common stock at a purchase price of $25.25 per share.

11. Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company matches employee contributions as permitted by the plan. The Company's total cost related to the 401(k) plan was $138 thousand for the year ended December 31, 2024. The Company did not make contributions in 2023.

12. Segment Information

The Company operates in one operating segment, which includes all activities related to the discovery and development of FB102, for the purposes of assessing performance, making operating decisions, and allocating Company resources. The Company’s chief operating decision maker (CODM) is its chief executive officer, who considers net loss to evaluate overall expenses associated with conducting research and development activities, which includes evaluating the progress of ongoing clinical trials and the planning and execution of current and future research and development activities. Further, the CODM reviews and utilizes functional expenses (research and development and general and administrative) as reported in the statements of operations to manage the Company’s operations. Other segment items included in net loss are interest income and other expense, net. The measure of performance, significant expenses, and other items are each reflected in the statements of operations. In addition to the statements of operations, the CODM is regularly provided with forecasted expense information which is used to determine the Company’s liquidity needs. The CODM also monitors the cash, cash equivalents and short-term investments as reported on the Company’s consolidated balance sheets to determine funding for research and development activities. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

13. Subsequent Events

In January 2025, 185,732 of the pre-funded warrants issued in the 2023 Private Placement were exercised.