Form 10-Q
period 2025-03-31
Forte Biosciences, Inc.
filed 2025-05-15
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 6,583,382 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,856	$22,244
Short-term investments	—	36,121
Prepaid expenses and other current assets	1,302	2,981
Total current assets	47,158	61,346

Property and equipment, net	125	77
Other assets	176	138
Total assets	$47,459	$61,561

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,023	$4,879
Accrued liabilities (including $50 and $0 related party payable as of March 31, 2025 and December 31, 2024, respectively)	4,009	4,202
Total current liabilities	9,032	9,081

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized as of March 31, 2025 (unaudited) and December 31, 2024; 6,581,667 and 6,393,323 shares issued and outstanding as of March 31, 2025 (unaudited) and December 31, 2024, respectively	6	6
Additional paid-in capital	208,075	206,461
Accumulated other comprehensive income	—	11
Accumulated deficit	(169,654)	(153,998)
Total stockholders’ equity	38,427	52,480
Total liabilities and stockholders’ equity	$47,459	$61,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$12,542	$4,324
Research and development - related party	150	29
General and administrative	3,432	3,451
Total operating expenses	16,124	7,804
Loss from operations	(16,124)	(7,804)
Other income, net	468	384
Net loss	$(15,656)	$(7,420)
Per share information:
Net loss per share - basic and diluted	$(1.37)	$(4.03)

Weighted average shares and pre-funded warrants outstanding, basic and diluted	11,398,971	1,843,306

Comprehensive Loss:
Net loss	$(15,656)	$(7,420)
Unrealized loss on available-for-sale securities, net	(11)	(6)
Comprehensive loss	$(15,667)	$(7,426)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance — December 31, 2024	6,393,323	$6	$206,461	$11	$(153,998)	$52,480
Issuance of common stock upon vesting of restricted stock units, net	1,794	—	(15)	—	—	(15)
Issuance of common stock under ESPP	818	—	9	—	—	9
Stock-based compensation	—	—	1,620	—	—	1,620
Unrealized loss on available-for-sale securities, net	—	—	—	(11)	—	(11)
Cashless exercise of warrants	185,732	—	—	—	—	—
Net loss	—	—	—	—	(15,656)	(15,656)
Balance — March 31, 2025	6,581,667	$6	$208,075	$-	$(169,654)	$38,427

Balance — December 31, 2023	1,453,402	$1	$153,829	$4	$(118,520)	$35,314
Issuance of common stock upon vesting of restricted stock units, net	1,971	—	(16)	—	—	(16)
Issuance of common stock under ESPP	420	—	8	—	—	8
Stock-based compensation	—	—	805	—	—	805
Unrealized loss on available-for-sale securities, net	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(7,420)	(7,420)
Balance — March 31, 2024	1,455,793	$1	$154,626	$(2)	$(125,940)	$28,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,656)	$(7,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13	9
Stock-based compensation expense	1,620	805
Accretion of debt discount on available-for-sale securities	(240)	(6)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,641	279
Accounts payable	578	261
Accrued liabilities	1,689	(595)
Net cash used in operating activities	(10,355)	(6,667)
Cash flows from investing activities:
Purchase of property and equipment	(61)	(6)
Proceeds from redemptions of short-term investments	36,350	—
Net cash provided by (used in) investing activities	36,289	(6)
Cash flows from financing activities:
Payment of issuance costs associated with financing	(2,316)	—
Proceeds from issuance of common stock under ESPP	9	8
Taxes paid related to net share settlement of equity awards	(15)	(16)
Net cash used in financing activities	(2,322)	(8)

Net increase (decrease) in cash and cash equivalents	23,612	(6,681)
Cash and cash equivalents — beginning of period	22,244	37,125
Cash and cash equivalents — end of period	$45,856	$30,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com) and its subsidiaries, referred to herein as the “Company” or "Forte", is a clinical-stage biopharmaceutical company focused on developing FB102, which is a proprietary anti-CD122 monoclonal antibody therapeutic candidate with potentially broad autoimmune and autoimmune-related indications. The phase 1 healthy volunteer single and multiple ascending dose cohorts have completed. Forte is currently advancing clinical development of FB102 in patient-based trials for celiac disease and non-segmental vitiligo.

The Company merged with Tocagen, Inc. ("Merger"), a publicly traded biotechnology company, on June 15, 2020. Prior to the Merger, Forte was a privately held company incorporated in Delaware on May 3, 2017. The Company's headquarters is in Dallas, Texas. The Company’s common stock is traded on the Nasdaq stock exchange under the ticker symbol “FBRX”.

Reverse Stock Split

On August 27, 2024, the Company effected a 1-for-25 reverse stock split of its issued and outstanding common stock. The par value and authorized shares were not adjusted as a result of the reverse split. The reverse stock split also affected the Company’s outstanding common stock options and pre-funded warrants and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately. All issued and outstanding shares of common stock and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Liquidity and Risks

Since inception, the Company has incurred losses and negative cash flows from operations. As of March 31, 2025, the Company had an accumulated deficit of $169.7 million and used $10.4 million of cash in operating activities during the three months ended March 31, 2025. Management expects to continue to incur additional losses in the foreseeable future as the Company focuses its development efforts on advancing FB102 through clinical trials.

The Company had cash and cash equivalents of approximately $45.9 million as of March 31, 2025. The Company’s cash and cash equivalents are held at financial institutions with balances that exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least twelve months from the filing date of this Form 10-Q.

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

Businesses throughout our industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation the military conflicts in Eastern Europe and the Middle East, trade policies, potential trade wars, and actions or inactions of the U.S. or other major national governments (including the imposition of tariffs and retaliatory measures), increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and other geopolitical tensions. The extent of the impact of these events and circumstances on our business, operations, development timelines and plans remain uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on the Company's development activities, third parties with whom it does business, as well as its impact on regulatory authorities and its key scientific and management personnel. The Company has been and continues to actively monitor the potential impacts that these various events and circumstances may have on its business and the Company takes steps, where warranted, to minimize any potential negative impacts on its business resulting from these events and circumstances.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with its audited consolidated financial statements and accompanying notes thereto as of and for the year ended December 31, 2024 included in the Company’s Form 10-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2025. The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”), and the rules and regulations of the SEC.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Forte Subsidiary, Inc. and Forte Biosciences Australia Proprietary Limited. All intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. Significant management estimates that affect the reported amounts of assets, liabilities and expenses include valuation of equity awards for stock-based compensation and accruals for the cost of clinical trials and drug manufacturing. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available operating accounts, U.S. treasury bills, money market funds and deposits with commercial banks. Cash equivalents are defined as short-term, highly liquid investments with maturities of 90 days or less from the date of purchase.

Available-for-Sale Securities

The Company’s available-for-sale securities consist of U.S. treasury bills. Securities with maturities from the date of purchase of 90 days or less are included in cash equivalents. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive loss within the condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Realized gains and losses are calculated using the specific identification method and recorded in other income, net.

Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Accretion of discounts is recorded in other income, net in the condensed consolidated statements of operations and comprehensive loss.

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

Net Loss Per Share

The Company’s net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares, without consideration for common stock equivalents. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation include the pre-funded warrants outstanding during the period as they are exercisable at any time and their exercise requires only nominal consideration for the delivery of shares. During the three-month period ended March 31, 2025, 185,732 pre-funded warrants were exercised and as of March 31, 2025 pre-funded warrants to purchase an aggregate of 4,817,389 shares of common stock were outstanding.

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

	As of March 31,
	2025	2024
Options	2,322,501	201,082
Restricted stock units	31,087	35,887
Warrants	176	176
ESPP	498	56
Total	2,354,262	237,201

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

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosure. This ASU includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. This standard will impact the Company's disclosures but is not expected to have a material impact on the Company's results of operations or financial condition.

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid manufacturing and research expenses	$466	$1,982
Prepaid insurance	266	286
Prepaid professional fees	121	377
Other	449	336
Total prepaid expenses and other current assets	$1,302	$2,981

Property and Equipment, Net

Property and equipment, net as of March 31, 2025 and December 31, 2024 consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Equipment	$168	$107
Furniture and fixtures	18	18
Property and equipment, at cost	186	125
Less accumulated depreciation	(61)	(48)
Total property and equipment, net	$125	$77

Other Assets

Other assets as of March 31, 2025 and December 31, 2024 consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid insurance	$39	$87
Security deposits	112	25
Other	25	26
Total other assets	$176	$138

Accrued Liabilities

Accrued liabilities as of March 31, 2025 and December 31, 2024 consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued legal and professional fees	$240	$97
Accrued compensation	1,250	1,551
Accrued manufacturing and research expenses	2,409	541
Accrued issuance costs	—	1,881
Accrued other expenses	110	132
Total accrued liabilities	$4,009	$4,202

4. Fair Value

The following tables provide a summary of the assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$1,546	$—	$—	$1,546
Money Market Funds	44,310	—	—	44,310
Total	$45,856	$—	$—	$45,856

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and short-term investments:
Cash	$1,464	$—	$—	$1,464
Money Market Funds	20,780	—	—	20,780
U.S. Treasury Bills	—	36,121	—	36,121
Total	$22,244	$36,121	$—	$58,365

Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets for the periods presented. The Company's U.S. Treasury Bills are included in short-term investments as of December 31, 2024 due to an original maturity greater than 90 days. There were no U.S Treasury Bills as of March 31, 2025. The Company obtains the fair value of its Level 2 cash equivalents and short term investments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable.

5. Available-for-sale Securities

The following tables summarizes the Company's available-for-sale securities as of December 31, 2024 (in thousands):

	December 31, 2024
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Short-term investments
U.S. Treasury Bills	$36,110	$11	$—	$36,121
Total available-for-sale securities	$36,110	$11	$—	$36,121

There were no available-for-sale securities held by the Company as of March 31, 2025.

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

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. As of March 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

Lease Agreements

The Company has entered into month-to-month lease agreements for certain office and laboratory space. The lease agreements are cancellable by the Company at any time with a 30-day notice. Total rent expense for the three months ended March 31, 2025 and March 31, 2024 was $97 thousand and $70 thousand, respectively.

Clinical and Preclinical Services

The Company has entered into various agreements with third-party vendors for preclinical and clinical services. The estimated remaining commitments as of March 31, 2025 under these agreements were approximately $1.4 million. The Company entered into agreements with a clinical research organization ("CRO") for clinical trials of FB102, its product candidate. The Company has agreed to pay third-party costs associated with those agreements. The CRO agreements are subject to termination at any time, with or without cause, by the Company, in which case only costs earned or non-cancellable to the date of termination would remain subject to reimbursement.

Legal Proceedings

Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ (Del. Ch.)

On August 10, 2023, Camac Fund LP (the "Plaintiff") filed a complaint (the “Complaint”) against the members of the Company's Board of Directors and entities affiliated with certain of the Company’s investors and naming the Company as nominal defendant. The Complaint alleged amongst other things that the Directors breached their fiduciary duties by causing the Company to enter into a July 31, 2023 private placement (the "2023 Private Placement"), which raised approximately $25 million for the Company. The Company subsequently took certain actions to moot Camac’s claims in the action which Camac acknowledged. In order to fully resolve Camac’s claim for an award of attorneys’ fees, the Company, on behalf of all named defendants in the action, made a payment to Plaintiff’s counsel in September 2024 for its fees and expenses in the amount of $1.5 million. On October 8, 2024, Forte filed an affidavit notifying the Court as required by the Mootness Order. The Court subsequently closed the case.

Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N (N.D. Tex.)

On October 28, 2023, the Company filed a complaint (the “Texas Complaint”), captioned Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N, in the U.S. District Court for the Northern District of Texas. The Texas Complaint alleged that the Texas Defendants issued false and misleading disclosures in connection with their efforts to elect two directors to Forte’s board of directors at the 2023 annual meeting. The Texas Defendants moved to dismiss and on June 11, 2024, the Complaint was dismissed with prejudice. In October 2024, to resolve all claims and potential claims asserted by the parties, the Texas Defendants entered into a settlement agreement and release with Forte, and all Texas Defendants other than Camac entered into standstill and voting agreements. The Company paid $650 thousand related to these agreements which does not include any potential insurance recoveries. The Company expenses legal fees as they are incurred.

Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD (Del. Super. Ct.)

On October 1, 2024, the Company filed a complaint (the “Wesco Complaint”), captioned Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD, in the Superior Court of the State of Delaware, against its current and former carriers of Directors & Officers liability insurance, Wesco Insurance Company, Beazley Insurance Company, and Palms Insurance Company, Limited (collectively, “Insurance Defendants”). The Wesco Complaint brings claims for declaratory relief, breach of contract, and bad faith, alleging that the Insurance Defendants breached their contractual and legal obligations by refusing to acknowledge and perform their obligation to provide insurance coverage to the Company in connection with: (i) the action captioned Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ (Del. Ch.), described above; (ii) the Books and Records Action brought by Camac in November 2022, which was captioned Camac Fund L.P. v. Forte Biosciences Inc., C.A. No. 2022-1075-NAC (Del. Ch.), described above; and (iii) two books demands for books and records under Delaware General Corporation Law Section 220, made by Camac on August 26, 2022 and August 23, 2023, respectively. The Complaint seeks a declaratory judgment that one or more of the Insurance Defendants have an obligation to provide insurance coverage to the Company and the named defendants in the referenced actions, reimbursement and compensatory damages from the Insurance Defendants for breach of contract, and consequential and punitive damages for the Insurance Defendants’ bad faith coverage positions.

7. Equity

Preferred Stock

The Company has 10 million authorized shares of Series A Preferred Stock, par value $0.001, with no shares outstanding as of March 31, 2025 and December 31, 2024.

Common Stock

In March 2025, the Company filed a new shelf registration statement on Form S-3 that was declared effective by the SEC in April 2025 for the issuance of up to $300.0 million in securities. During the three months ended March 31, 2025, the Company did not issue any securities pursuant to this new shelf registration statement under a Form S-3.

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

In connection with, and as a condition to, the closing of the 2024 Private Placement, the Company agreed to enter into letter agreements with two investors. Pursuant to the terms of the letter agreements, the Company agreed that, during the period beginning ninety (90) days after the closing date of the 2024 Private Placement and ending on the three (3) year anniversary of the closing date of the 2024 Private Placement (or earlier upon investors failing to meet certain ownership thresholds), if the Company’s common stock trades within certain specified parameters for thirty (30) consecutive trading days, each of the investors shall be entitled to designate one individual to serve on the Board, in each case pursuant and subject to the terms of the applicable letter agreement and compliance with applicable Nasdaq and SEC regulations and the Board’s fiduciary duties under applicable law. In addition, for the duration of the applicable designation period, the Company shall also include such designee in the slate of nominees recommended by the Board for election at each annual or special meeting of the Company’s stockholders at which directors of such designee’s class are to be elected. The letter agreement also provides one investor a participation right in future offerings of the Company’s equity securities.

On July 31, 2023, the Company issued 606,678 shares of the Company’s common stock at a purchase price of $25.15 per Share and 387,566 pre-funded warrants to purchase shares of common stock at a purchase price of $25.13 per pre-funded warrant ("2023 Private Placement") in connection with a Securities Purchase Agreement (the “2023 Purchase Agreement”). The pre-funded warrants have an exercise price of $0.025 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The holders of pre-funded warrants may not exercise a pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The 2023 Purchase Agreement also provides certain investors a participation right in future offerings of the Company’s equity securities. In connection with the 2023 Private Placement, the Company filed a registration statement to register shares on Form S-3 that was declared effective on September 8, 2023. The gross proceeds of the 2023 Private Placement were $25.0 million and the Company incurred $272 thousand in issuance costs. Certain executive officers, senior management, and board members of the Company participated in this 2023 Private Placement, purchasing $1.16 million of shares of common stock at a purchase price of $25.25 per share.

As of March 31, 2025, 185,732 pre-funded warrants were exercised and pre-funded warrants to purchase an aggregate of 4,817,389 shares of common stock remain outstanding. The 4,817,389 shares of common stock issuable upon the exercise of the pre-funded warrants is not included in the number of issued and outstanding shares of common stock as of March 31, 2025 and December 31, 2024. These warrants meet the criteria for equity classification and were recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

Warrants to purchase 176 shares of the Company’s common stock at an exercise price of $3,506.25 per share were issued pre-Merger and remain outstanding as of March 31, 2025 and December 31, 2024. These warrants have an expiration date of October 30, 2025. These warrants meet the criteria for equity classification and were recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

Shares of common stock reserved for future issuance were as follows:

Shares
Pre-funded warrants outstanding	4,817,389
Stock options outstanding	2,322,501
Reserved for issuance under equity incentive plans	1,084,708
RSUs outstanding	31,087
Reserved for issuance under employee stock purchase plan	42,665
Warrants outstanding	176
Total	8,298,526

8. Stock-Based Compensation

Equity Plans

The Company inherited the 2017 Equity Incentive Plan (the "2017 Plan") as part of its merger with Tocagen, Inc. in June 2020. The 2017 Plan was terminated in May 2021 and replaced by the 2021 Equity Incentive Plan (the “2021 Plan”). The 2017 Plan will continue to govern outstanding awards issued under the 2017 Plan. The 2021 Plan, as amended and restated most recently in February 2025, has an aggregate of 3,340,000 authorized shares.

The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Service-based awards generally vest over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. Certain other awards vest monthly over thirty-six months for subsequent grants. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of March 31, 2025, there were 1,069,508 shares available for issuance under the 2021 Plan.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 20,000 shares for future grant under the 2020 Inducement Plan. The 2020 Inducement Plan was amended on March 14, 2024 to increase the shares available for grant by an additional 60,000. As of March 31, 2025, there were 15,200 shares available for issuance under the 2020 Inducement Plan.

Stock Options

The risk-free interest rate valuation assumption for options is based on the U.S. Treasury yield curve rate at the date of grant with a maturity approximating the expected term of the option.

All option awards generally expire ten years from the date of grant. The expected term assumption for options granted to employees is determined using the simplified method that represents the average of the contractual term of the option and the weighted average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate the expected term.

During 2024, the expected volatility assumption utilized a weighted approach by blending the Company’s own historical price data with the historical volatility of a group of similar companies in the life sciences industry whose shares are publicly traded. The Company selected the peer group based on comparable characteristics, including development stage, product pipeline, and market capitalization. Effective January 1, 2025, the Company elected to remove peer group companies and determined its expected volatility assumption based solely on the volatility of the Company’s historical share prices using the closing share price beginning on June 15, 2020 and through the current period.

The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future.

The weighted average grant-date fair value of stock options granted in the three months ended March 31, 2025 and 2024 was $6.33 and $15.66, respectively.

The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.06%	4.14%
Dividend yield	0.00%	0.00%
Expected term of options (years)	5.78	6.08
Volatility	117.1%	110.2%

The table below summarizes the stock option activity during the three months ended March 31, 2025:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2024	212,501	$103.51	7.82	$760
Granted	2,110,000	$7.37	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Balances at March 31, 2025	2,322,501	$16.17	9.69	$822
Vested and expected to vest at March 31, 2025	2,322,501	$16.17	9.69	$822
Exercisable at March 31, 2025	205,495	$98.71	8.27	$43

The aggregate intrinsic value of options as of March 31, 2025 is based on the Company’s closing stock price of $7.76 per share.

Restricted Stock Unit Awards

Restricted stock units vest over four years with one sixteenth of the restricted stock units vesting every quarter.

Restricted stock unit award transactions during the three months ended March 31, 2025 were as follows:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	28,537	$38.50
Granted	5,000	7.02
Forfeited/Cancelled	—	—
Issued as Common Stock	(2,450)	25.11
Outstanding at March 31, 2025	31,087	$34.49

The aggregate fair value of RSUs vested during the three months ended March 31, 2025 was $56 thousand.

2017 Employee Stock Purchase Plan

In May 2021, the Company's board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering, or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 42,665 shares available for future issuance under the ESPP as of March 31, 2025. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 12,000 shares, or (c) a number determined by the Company's board of directors that is less than (a) and (b). The Company issued 818 and 420 shares under the ESPP during the three months ended March 31, 2025 and 2024, respectively. The ESPP is considered a compensatory plan. The Company recorded stock-based compensation expense related to its ESPP of $7 thousand and $2 thousand for the three months ended March 31, 2025 and 2024, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$402	$312
General and administrative	1,218	493
Total	$1,620	$805

As of March 31, 2025, there was unrecognized stock-based compensation expense of $14.4 million related to stock options and restricted stock units with service conditions, which is expected to be recognized over a weighted-average period of 2.78 years. Total unrecognized stock-based compensation as of March 31, 2025 was approximately $0.5 million related to restricted stock units with performance-based vesting. The performance-based conditions are tied to development milestones which have not been met.

9. Related Party Transactions

One member of the Company’s board of directors received $150,000 and $29,000 for scientific consulting services during the three months ended March 31, 2025 and 2024, respectively. The Company had a $50 thousand payable to the director as of March 31, 2025 included in accrued liabilities.

10. Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company matches employee contributions as permitted by the plan. The Company's total cost related to the 401(k) plan was $52 thousand for the three months ended March 31, 2025. The Company did not make contributions for the three months ended March 31, 2024.

11. Segment Information

The Company operates in one operating segment, which includes all activities related to the discovery and development of FB102, for the purposes of assessing performance, making operating decisions, and allocating Company resources. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who considers net loss to evaluate overall expenses associated with conducting research and development activities, which includes evaluating the progress of ongoing clinical trials and the planning and execution of current and future research and development activities. Further, the CODM reviews and utilizes research and development expenses, general and administrative expenses and other income, net as reported in the condensed statements of operations and comprehensive loss to manage the Company’s operations. The measure of performance, significant expenses, and other items are each reflected in the condensed statements of operations and comprehensive loss. In addition to the condensed statements of operations and comprehensive loss, the CODM is regularly provided with forecasted expense information which is used to determine the Company’s liquidity needs. The CODM also monitors the cash, cash equivalents and short-term investments as reported on the Company’s condensed consolidated balance sheets to determine funding for research and development activities. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements of Forte Biosciences, Inc. (“Forte”, “we”, “our”) and the accompanying notes appearing elsewhere in this Form 10-Q and in our Form 10-K as filed with the Securities and Exchange Commission, or SEC, on March 28, 2025. This discussion of the financial condition and results of operations regarding matters that are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Act of 1995 and, known as the PSLRA. These include statements regarding management’s intention, plans, beliefs, expectations or forecasts for the future, and, therefore, you are cautioned not to place undue reliance on them. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by law. We use words such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and similar expressions to identify these forward-looking statements that are intended to be covered by the safe-harbor provisions of the PSLRA.

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

The known risks and uncertainties are described in detail under the caption “Risk Factors” and elsewhere in this Form 10-Q, our Form 10-K filed with the SEC on March 28, 2025, and other SEC filings. Forward-looking statements included in this Form 10-Q are based on information available to Forte as of the date of this Form 10-Q. Accordingly, our actual results may materially differ from our current expectations, estimates and projections. Forte undertakes no obligation to update such forward-looking statements to reflect events or circumstances after the date of this filing.

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

Three cohorts of single and two cohorts of multiple ascending doses in a Phase 1 trial of healthy volunteers were completed in which FB102 demonstrated a good safety profile. The primary objective of the Phase 1 trial was to assess the safety, tolerability and pharmacokinetics of single and multiple ascending doses of FB102. No dose limiting toxicities were observed. FB102 demonstrated significant reductions in the NK cell pharmacodynamic marker (greater than approximately 70%). Based on the successful completion of the phase 1 healthy volunteer cohorts, we initiated a patient-based trial in celiac disease in the third quarter of 2024 and a patient-based trial for non-segmental vitiligo in the first quarter of 2025. Top-line results for the celiac disease trial are expected in the second quarter of 2025.

Celiac disease is an autoimmune disease that is triggered by consuming gluten and results in damage to the small intestine. Symptoms include diarrhea, fatigue, headaches, anemia, nausea and dermatitis herpetiformis (an itchy skin rash). A significant patient population of celiac disease patients do not respond to gluten free diet. The health consequences for not treating include malnourishment, cancer, other autoimmune conditions. It is estimated that 1:133 in U.S. (2.5 million people) have celiac disease (Fasano, Arch Intern Med. 2003 PMID: 12578508) and that 0.3% to 0.5% of celiac disease patients are non-responsive (Malamut Gastroenterology. 2024 38556189). There are no approved treatment options for celiac disease.

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

We had approximately $45.9 million in cash and cash equivalents as of March 31, 2025. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

In March 2025, the Company filed a new shelf registration statement on Form S-3 that was declared effective by the SEC in April 2025 for the issuance of up to $300.0 million in securities. During the three months ended March 31, 2025, the Company did not issue any securities pursuant to this new shelf registration statement under a Form S-3.

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

Intellectual Property

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB102 program. We also own two pending PCT applications, two pending US applications, one pending application each in Europe, Australia, Canada, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, Brazil, India, South Africa, Taiwan and Argentina related to the FB102 program. The estimated expiration dates of these patents are 2043-2045. We also own one pending PCT application that is not material to Forte's FB102 program.

Macroeconomic Environment

Businesses throughout our industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation, the military conflicts in Ukraine and the Middle East, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, trade policies, potential trade wars, and actions or inactions of the U.S. or other major national governments (including the imposition of tariffs and retaliatory measures) and other geopolitical tensions. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances.

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

Drug manufacturing and clinical trial costs are a component of research and development expenses. The Company expenses costs for its drug manufacturing activities performed by Contract Manufacturing Organizations (“CMOs”), costs for its preclinical and clinical trial activities performed by Contract Research Organizations (“CROs”) and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company uses information it receives from internal personnel and outside service providers to estimate the percentage of completion and therefore the expense to be incurred. Our research and development expenses may fluctuate due to fluctuations in the level of manufacturing and clinical activity as we continue to develop FB102.

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

Other Income, net

Other income, net consists of interest income earned on our cash, cash equivalents and short-term investment balances partially offset by franchise taxes and nominal foreign exchange gains and losses.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended March 31, 2025 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 28, 2025.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following tables summarize our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$12,692	$4,353	$8,339
General and administrative	3,432	3,451	(19)
Total operating expenses	16,124	7,804	8,320
Other income, net	468	384	84
Net loss	$(15,656)	$(7,420)	$(8,236)

Research and Development Expenses

Research and development expenses were $12.7 million for the three months ended March 31, 2025, compared to $4.4 million for the same period in 2024. The increase was primarily due to an increase of $8.9 million in manufacturing expenses to support our two clinical trials and clinical expenses for celiac disease and vitiligo indications, partially offset by a decrease of $0.5 million in personnel-related expenses.

Our research and development expenses may fluctuate due to fluctuations in the level of manufacturing and clinical activity as we continue to develop FB102.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the three months ended March 31, 2025 compared to $3.5 million for the same period in 2024. The decrease was primarily due to decreases in legal and professional expenses of $1.0 million offset by an increase of $0.9 million in personnel related expenses including additional non-cash stock-based compensation of $0.7 million.

Our general and administrative expenses may fluctuate in the future due to fluctuations in professional and advisory fees as we build out our infrastructure to develop FB102.

Other Income, net

The increase in other income, net for the three months ended March 31, 2025 compared with the same period in the prior year was primarily driven by higher interest income due to an increase in our average cash and cash equivalents.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or other sources. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $15.7 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $169.7 million. We expect to incur operating losses in the foreseeable future as we develop our current lead product candidate, FB102.

In March 2025, we filed a shelf registration statement on Form S-3 that went effective in April 2025 to register the issuance of up to $300 million in securities.

On November 21, 2024, we issued 4,931,389 shares of our common stock at a purchase price of $5.552 per Share and 4,615,555 pre-funded warrants to purchase shares of common stock at a purchase price of $5.551 per pre-funded warrant in connection with the 2024 Purchase Agreement. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The holders of pre-funded warrants may not exercise a pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 19.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. In connection with the 2024 Private Placement, the Company filed a registration statement to register shares on Form S-3 that was declared effective on December 20, 2024. The gross proceeds of the 2024 Private Placement were $53.0 million and the Company incurred $3.4 million in issuance costs. Certain executive officers and senior management of the Company participated in this 2024 Private Placement, purchasing $475 thousand in shares of common stock at a purchase price of $5.552 per share.

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

We had cash and cash equivalents of approximately $45.9 million as of March 31, 2025. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the filing date of this Form 10-Q.

Future Capital Requirements

We have not generated any revenue from product sales or from out-licensing. We do not know when, or if, we will generate any revenue. We expect to incur ongoing losses as we develop our current lead product candidate, FB102, which has potentially broad application for autoimmune and autoimmune-related indications such as celiac's disease, vitiligo, alopecia areata and type 1 diabetes. FB102 is currently in Phase 1 clinical development. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the conflicts in Eastern Europe and the Middle East, trade policies, potential trade wars, and actions or inactions of the U.S. or other major national governments (including the imposition of tariffs and retaliatory measures) and otherwise. If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

See the “Risk Factors” section on this Form 10-Q for additional risks associated with our substantial capital requirements.

Summary Consolidated Statements of Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(10,355)	$(6,667)
Investing activities	36,289	(6)
Financing activities	(2,322)	(8)
Net change in cash and cash equivalents	$23,612	$(6,681)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $10.4 million and consisted primarily of a net loss of $15.7 million adjusted for non-cash stock-based compensation of $1.6 million and decreases in net operating assets of $3.9 million.

Net cash used in operating activities for the three months ended March 31, 2024 was $6.7 million and consisted primarily of a net loss of $7.4 million adjusted for non-cash stock-based compensation of $0.8 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was primarily due to proceeds from the redemption of U.S treasury bills.

Net cash used in investing activities for the three months ended March 31, 2024 was due to the purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 was primarily due to the payment of financing issuance costs incurred in connection with the 2024 Private Placement that were incurred in the previous year and paid in the current quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD (Del. Super. Ct.)

On October 1, 2024, the Company filed a complaint (the “Wesco Complaint”), captioned Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD, in the Superior Court of the State of Delaware, against its current and former carriers of Directors & Officers liability insurance, Wesco Insurance Company, Beazley Insurance Company, and Palms Insurance Company, Limited (collectively, “Insurance Defendants”). The Wesco Complaint brings claims for declaratory relief, breach of contract, and bad faith, alleging that the Insurance Defendants breached their contractual and legal obligations by refusing to acknowledge and perform their obligation to provide insurance coverage to the Company in connection with: (i) the action captioned Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ (Del. Ch.), described in the Company’s Annual Report on Form 10-K, filed on March 28, 2025; (ii) a books and records action brought by Camac in November 2022, which was captioned Camac Fund L.P. v Forte Biosciences Inc., C.A. No. 2022-1075-NAC (Del. Ch.), described in the Company’s Annual Report on Form 10-K, filed on March 28, 2025; and (iii) two books demands for books and records under Delaware General Corporation Law Section 220, made by Camac on August 26, 2022 and August 23, 2023, respectively. The Complaint seeks a declaratory judgment that one or more of the Insurance Defendants have an obligation to provide insurance coverage to the Company and the named defendants in the referenced actions, reimbursement and compensatory damages from the Insurance Defendants for breach of contract, and consequential and punitive damages for the Insurance Defendants’ bad faith coverage positions.

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
•
If Forte experiences material weaknesses in or otherwise fails to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of March 31, 2025, Forte had approximately $45.9 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-Q. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

•
the effect of potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from epidemic diseases such as COVID-19, the military conflicts in Eastern Europe and the Middle East, trade policies, potential trade wars, and actions or inactions of the U.S. or other major national governments (including the imposition of tariffs and retaliatory measures), and any potential future financial institution failures, and otherwise;
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

In March 2025, the Company filed a shelf registration statement on Form S-3 that went effective in April 2025 to register the issuance of up to $300 million in securities.

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

Forte does not have any committed external source of funds or other support for its development efforts, and Forte cannot be certain that additional funding will be available on acceptable terms, or at all. Until Forte can generate sufficient product or royalty revenue to finance its cash requirements, which Forte may never do, Forte expects to finance its future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If Forte raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. Further, to the extent that Forte raises additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, each existing investors’ ownership interest will be diluted. If Forte raises additional capital through debt financing, Forte would be subject to fixed payment obligations and may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If Forte raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, Forte may have to relinquish certain valuable rights to its product candidate, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Forte also could be required to seek collaborators for one or more of its current or future product candidates at an earlier stage than otherwise would be desirable or relinquish its rights to product candidates or technologies that Forte otherwise would seek to develop or commercialize itself. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from trade policies, potential trade wars, and actions or inactions of the U.S. or other major national governments (including the imposition of tariffs and retaliatory measures), the military conflicts in Eastern Europe and the Middle East, the effect of inflationary pressure on the United States capital markets, adverse developments affecting the financial services industry (such as the closure of Silicon Valley Bank in March 2023 and any similar bank closures) and otherwise. If Forte is unable to raise additional capital in sufficient amounts or on terms acceptable to it, Forte may have to significantly delay, scale back or discontinue the development or commercialization of its current product candidate, FB102, or one or more of its other current or future research and development initiatives. Any of the above events could significantly harm its business, prospects, financial condition and results of operations and cause the price of its common stock to decline.

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

Following the announcement of the FB-401 trial results, the Company ceased further development of FB-401 and conducted an extensive process to evaluate strategic alternatives. Following such process, the Company determined to focus on developing its FB102 program, and has completed a healthy volunteer trial for FB102. The Company plans to continue development of FB102 and initiated a patient-based trial in the third quarter of 2024, for which top-line results are expected in the second quarter of 2025. We will be required to devote significant time and resources to developing FB102, which may not be successful.

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

Forte is a clinical-stage life sciences company with a limited operating history. Investment in product development in the life sciences industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB102, is currently in clinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each year since its inception in 2017. For the three months ended March 31, 2025, Forte reported a net loss of $15.7 million. As of March 31, 2025, Forte had an accumulated deficit of $169.7 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

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

Even if Forte is successful in obtaining market approval for a drug product, commercial success of any approved products will also depend in large part on marketing acceptance, the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. In April 2025, the President issued an executive order and an accompanying fact sheet focused on lowering drug prices, but it is unclear what actions will be implemented by the Department of Health and Human Services, CMS, and FDA under the new leadership, and how those actions will impact our industry and our business. The impact of these judicial challenges as well as legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear.

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

Forte’s FB102 may fail to show the desired safety and efficacy profile. A number of companies in the life sciences industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy and/or unacceptable safety issues, notwithstanding promising results in earlier preclinical studies or clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of its future clinical trials would be successful or support further clinical development of any product candidates.

If significant adverse events or other side effects are observed in any of its current or potential future preclinical studies or clinical trials, Forte may have difficulty recruiting patients to its clinical trials, patients may drop out of such trials or Forte may be required to significantly redesign or terminate trials or its development efforts of one or more product candidates altogether. Forte, the FDA, or other applicable regulatory authorities or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the life sciences industry that initially showed therapeutic promise in early-stage clinical trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm Forte’s business, financial condition and prospects.

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

Forte faces significant competition from other life sciences companies, and its operating results will suffer if Forte fails to compete effectively.

The life sciences industry is characterized by intense competition and rapid innovation. Forte’s competitors may be able to develop other compounds or products that are able to achieve similar or better results. Forte’s potential competitors include major multinational pharmaceutical, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of its competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make any product candidate that Forte develops obsolete. Mergers and acquisitions in the life sciences industry may result in even more resources being concentrated amongst its competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Forte’s competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing therapies that are more effective, safer, more easily commercialized or less costly than FB102 or may develop proprietary technologies or secure patent protection that Forte may need for the development of potential technologies and products. Forte believes the key competitive factors that will affect the development and commercial success of its product candidate are efficacy, safety, tolerability, reliability, convenience of use, compliance with regulatory requirements, acceptance by patients or prescribers, competitive pricing and reimbursement.

Forte anticipates competing with the largest life sciences companies in the world, many of which have greater financial, human, and manufacturing resources than Forte currently has. In addition to these fully integrated life sciences companies, Forte will also compete with those companies whose products target the same indications as FB102 or any future product candidate Forte develops. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. Any treatments developed by its competitors could be superior to any product candidates Forte develops. It is possible that these competitors will succeed in developing technologies that are more effective than Forte’s potential products or that would render any of Forte’s product candidate obsolete or noncompetitive. Forte anticipates that it will face increased competition in the future as additional companies enter its market and scientific developments surrounding competing therapies continue to accelerate.

Even if FB102 or any other product candidate that Forte develops receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, consumers and others in the medical or life sciences community necessary for commercial success.

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

While the extent of the impact of public health outbreaks on Forte’s business and financial results is uncertain, including indirect impact via third parties Forte contracts with, a continued and prolonged public health crisis could have a negative impact on its business, financial condition and operating results. To the extent any global pandemic, such as the COVID-19 pandemic, impacts operations in the United States, its clinical studies could be slowed or delayed, or in a more severe scenario, its business, financial condition and operating results could be more severely affected.

Forte will need to grow the size of its organization, and may experience difficulties in managing this growth.

As of March 31, 2025, Forte had 14 full-time employees. As its research, development, manufacturing and commercialization plans and strategies develop to focus on the development of FB102 and any future product candidates, and as Forte continues to transition into operating as a public company, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Forte currently has no sales, marketing or distribution capabilities and has no experience in marketing products. If and when Forte reaches the commercialization stage, Forte intends to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. Forte will have to compete with other life sciences companies to recruit, hire, train and retain marketing and sales personnel.

There can be no assurance that Forte would be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

Comprehensive tax reform legislation could adversely affect Forte’s business and financial condition.

Recent changes to U.S. tax laws, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of Forte’s business and financial condition. For example, on December 22, 2017, President Trump signed into law the Tax Act, that significantly reformed the Code. The Tax Act, among other things, contains significant changes to corporate taxation, including changes to U.S. federal tax rates, limitation of the tax deduction for interest expense, and the modification and repeal of many business deductions and credits (including the reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). There could be additional changes to existing tax law, including an increase in the corporate and other tax rates. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently considered changes to existing tax law that could adversely affect Forte’s financial condition and results of operations.

Forte’s ability to use net operating losses and research and development credits to offset future taxable income or tax liability may be subject to certain limitations.

As of December 31, 2024, Forte has federal and state net operating loss carryforwards of $32.2 million and $11.6 million, respectively, of which a portion of the federal and all of the state net operating loss carryforwards, begin expiring in 2037. Under the current law, the remaining federal amount of $32.2 million has an indefinite life and generally may not be carried back to prior taxable years. These NOL carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Forte’s existing NOL carryforwards may be subject to limitations arising from previous ownership changes, and if Forte undergoes an ownership change in connection with or after the Merger, its ability to utilize NOL carryforwards could be further limited by Section 382. In addition, future changes in its stock ownership, many of which are outside of its control, could result in an ownership change under Sections 382. Forte’s NOL carryforwards may also be impaired under state law. Accordingly, Forte may not be able to utilize a material portion of its NOL carryforwards. Furthermore, its ability to utilize its NOL carryforwards is conditioned upon its attaining profitability and generating U.S. federal and state taxable income. As described above, Forte has incurred significant net losses since its inception and anticipates that Forte will continue to incur significant losses for the foreseeable future; and therefore, Forte does not know whether or when Forte will generate the U.S. federal or state taxable income necessary to utilize its NOL carryforwards that are subject to limitation by Sections 382.

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

Changes in United States trade policy, including recently announced tariffs, could have a material adverse impact on our business, financial condition, and results of operations.

Changes in United States trade policy, including recently announced tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of retaliatory or new tariffs or increases in existing tariffs on goods imported from countries where we source from third party suppliers could result in increased material costs for us. If we are unable to mitigate these risks through supply chain adjustments, such as changing third party suppliers, the development, testing and clinical trials of our drug candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

Further, under the new leadership at the HHS under the current administration, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the new administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the new administration. To the extent agency changes and new policies lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

Inadequate funding, layoffs, changes in agency leadership, and other policies and executive orders impacting the normal operations of the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the approval of Forte’s product candidates rely, which would negatively impact its business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. Changes in the leadership of the FDA and other federal agencies under the current administration, including return-to-office policy, hiring freeze, layoffs, and other measures implemented by the Department of Government Efficiency, may also lead to changes in the operations of the FDA and other federal agencies, which may have a material impact on our business operations and the industry as a whole. In addition, government funding of the SEC and other government agencies on which its operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

If a prolonged government shutdown or other disruption occurs, including due to government shutdowns, furloughs, budget constraints, travel restrictions, staffing shortages, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process its regulatory submissions, which could have a material adverse effect on our business, including our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•
General Data Protection Regulation and other ex-U.S. protections.

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

Forte maintains a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions Forte takes to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting Forte from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that its business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and Forte is not successful in defending ourselves or asserting its rights, those actions could have a significant impact on its business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject Forte to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any product candidate Forte develops. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine in the Loper Bright decision, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. Further, under the new leadership at the HHS, agency reorganization, departure of high-profile regulators at the FDA, layoffs due to the reduction in force initiative may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, President Trump issued an executive order entitled “Unleashing Prosperity Through Deregulation”, which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Fewer agency guidance documents could interfere with FDA programs or lead to more Complete Response Letters or refusals to approve products. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the new administration and the new FDA commissioner, Dr. Martin Makary, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the new administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, including changes resulting from executive orders; freeze on hiring, federal funding for research, and external communications; layoffs; return-to-office policies, and changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed. Forte cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. To the extent any legislative, administrative, or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if Forte is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Forte is not able to maintain regulatory compliance, Forte may lose any marketing approval that Forte may have obtained, and Forte may not achieve or sustain profitability.

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

The patent position of life sciences companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of any future patent rights are highly uncertain. Forte’s future patent applications may not result in patents being issued which protect any product candidates Forte develops, or other technologies or which effectively prevent others from commercializing competitive technologies and product candidates.

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

Forte may rely upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of any product candidate Forte develops. Patent rights that Forte in-licenses in the future may be subject to a reservation of rights by one or more third parties. As a result, any such third parties may have certain rights to such intellectual property.

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

Although we do not currently own issued patents or pending patent applications that have been generated through the use of United States government funding, we may obtain intellectual property rights in future on patents and patent applications that have been generated through the use of United States government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the United States government has certain rights in inventions developed with government funding. On December 8, 2023, the National Institute of Standards and Technology ("NIST") released the Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights ("Guidance") to the public for comment. The Guidance represents the first federal framework specifying that price can be a factor in considering whether the government may exercise its march-in authority pursuant to 35 U.S.C. 200 et seq. (Bayh-Dole). These United States government march-in rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations, also referred to as march-in rights. If the United States government exercised its march-in rights in our future intellectual property rights that are generated through the use of United States government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. The United States government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for United States industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States industry may limit our ability to contract with non-United States product manufacturers for products covered by such intellectual property.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before Forte, could therefore be awarded a patent covering an invention of ours even if Forte had made the invention before it was made by such third party. This will require Forte to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, Forte cannot be certain that it is the first to file any patent application related to any product candidates it develops or other technologies.

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. It is unpredictable how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of Forte’s patent rights. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision involving the interaction of patent term adjustment ("PTA"), terminal disclaimers, and obvious-type double patenting. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on Forte’s future patent portfolio and its ability to protect and enforce its intellectual property in the future.

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

Forte may identify third-party patents in which it will determine that the best course of action is to challenge the validity of such third-party patents in a post-grant proceeding at the USPTO, such as in a reexamination, or a post-grant and inter partes review. Such third-party patents may have claims broadly covering autoimmune technologies in which Forte is developing its product candidate. Forte recently identified U.S. Patent No. 11,278,505, owned by the University of Massachusetts, which claims broad field of autoimmune technologies. Forte filed a petition for post grant review of U.S. Patent No. 11,278,505 (the “’505 Patent”), owned by the University of Massachusetts, at the Patent Trial and Appeal Board ("PTAB") on December 22, 2022. On July 3, 2023, the PTAB issued a decision to institute review. On June 24, 2024, the PTAB issued a final written decision, finding all claims of the ’505 Patent unpatentable. The University of Massachusetts filed a request for rehearing on July 24, 2024. The PTAB denied the request for rehearing on October 30, 2024. The University of Massachusetts filed a notice of appeal on December 30, 2024. The outcome of such post-grant proceedings is uncertain and if the USPTO upholds the validity of a third-party patent, it could have an adverse impact on Forte’s ability to commercialize its future products, including either an injunction prohibiting its manufacture or future sales, or, with respect to its future sales, an obligation on its part to pay royalties and/or other forms of compensation to third parties, which could be significant. Regardless of outcome, challenging the validity of third-party patents can have an adverse impact on us due to legal fees and expenses, diversion of management resources, negative publicity, reputational harm and other factors.

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $588.25 per share, or approximately 82%, from $714.75 per share as of the close of business on September 2, 2021 to $126.50 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on May 9, 2025, was $6.38 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

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

In addition, as discussed in the “Legal Proceedings” section of our Annual Report on Form 10-K filed in March 2025, in August 2023, a stockholder filed a complaint against Forte and its directors and officers related to the 2023 Private Placement. Additional lawsuits arising out of the 2023 Private Placement may be filed in the future. Regardless of the outcome of any litigation related to the 2023 Private Placement, such litigation could result in substantial costs and diversion of management attention and resources, which could significantly harm the company’s profitability and reputation.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts in Ukraine and the Middle East, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such military conflicts, including in Eastern Europe and the Middle East, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

If Forte experiences material weaknesses in or otherwise fails to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Forte is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that Forte maintain effective disclosure controls and procedures and internal control over financial reporting. Forte must perform system and process evaluation and testing of its internal control over financial reporting to allow management to report on the effectiveness of its internal control over financial reporting in its Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that Forte incur substantial professional fees and internal costs to expand its accounting and finance functions and that it expends significant management efforts. Forte may experience difficulty in meeting these reporting requirements in a timely manner.

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

Forte may in the future discover additional material weaknesses in its system of internal financial and accounting controls and procedures that could result in a material misstatement of its financial statements. Forte’s internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of error or fraud will be detected.

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

Forte currently qualifies as a smaller reporting company under the rules of the SEC. As a smaller reporting company, Forte is able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in its SEC filings. Decreased disclosures in Forte’s SEC filings due to its status as a smaller reporting company may make it harder for investors to analyze its results of operations and financial prospects. Forte cannot predict if investors will find its common stock less attractive if it relies on these exemptions. If some investors find Forte's common stock less attractive as a result, there may be a less active trading market for the common stock and Forte's stock price may be more volatile. Forte may take advantage of the reporting exemptions applicable to a smaller reporting company until it is no longer a smaller reporting company, which status would end once it has a public float greater than $250 million. In that event, Forte could still be a smaller reporting company if its annual revenues were below $100 million and it has a public float of less than $700 million.

Forte’s principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2025 , Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

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

Item 6. Exhibits.

Exhibit Number	Description
10.1*+	Amended and Restated 2021 Equity Incentive Plan and forms of agreements thereunder.

10.2*+	Amended and Restated Non-Employee Director Compensation Policy.

10.3*	Letter Agreement, dated November 21, 2024, by and among the Company, OrbiMed Private Investments IX, LP, OrbiMed Genesis Master Fund, L.P., and The Biotech Growth Trust PLC.

10.4*	Letter Agreement, dated November 21, 2024, by and between the Company and Tybourne Strategic Opportunities Fund II, LP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*±	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*±	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

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

Forte Biosciences, Inc.

Date: May 15, 2025	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)