Form 10-Q
period 2025-06-30
Forte Biosciences, Inc.
filed 2025-08-14
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the registrant had 12,432,854 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,144	$22,244
Short-term investments	—	36,121
Prepaid expenses and other current assets	1,472	2,981
Total current assets	107,616	61,346

Property and equipment, net	110	77
Other assets	57	138
Total assets	$107,783	$61,561

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,301	$4,879
Accrued liabilities	3,869	4,202
Total current liabilities	9,170	9,081

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized as of June 30, 2025 (unaudited) and December 31, 2024; 12,282,024 and 6,393,323 shares issued and outstanding as of June 30, 2025 (unaudited) and December 31, 2024, respectively	12	6
Additional paid-in capital	279,504	206,461
Accumulated other comprehensive income	—	11
Accumulated deficit	(180,903)	(153,998)
Total stockholders’ equity	98,613	52,480
Total liabilities and stockholders’ equity	$107,783	$61,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$8,469	$5,590	$21,011	$9,914
Research and development - related party	150	150	300	179
General and administrative	2,960	7,078	6,392	10,529
Total operating expenses	11,579	12,818	27,703	20,622
Loss from operations	(11,579)	(12,818)	(27,703)	(20,622)
Other income, net	330	307	798	691
Net loss	$(11,249)	$(12,511)	$(26,905)	$(19,931)
Per share information:
Net loss per share - basic and diluted	$(0.96)	$(6.78)	$(2.32)	$(10.81)

Weighted average shares and pre-funded warrants outstanding, basic and diluted	11,744,143	1,845,237	11,572,510	1,844,272

Comprehensive Loss:
Net loss	$(11,249)	$(12,511)	$(26,905)	$(19,931)
Change in unrealized gains and losses on available-for-sale securities	—	(5)	(11)	(11)
Comprehensive loss	$(11,249)	$(12,516)	$(26,916)	$(19,942)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance — December 31, 2024	6,393,323	$6	$206,461	$11	$(153,998)	$52,480
Issuance of common stock upon vesting of restricted stock units, net	1,794	-	(15)	—	—	(15)
Issuance of common stock under ESPP	818	—	9	—	—	9
Stock-based compensation	—	—	1,620	—	—	1,620
Unrealized loss on available-for-sale securities, net	—	—	—	(11)	—	(11)
Cashless exercise of warrants	185,732	—	—	—	—	—
Net loss	—	—	—	—	(15,656)	(15,656)
Balance — March 31, 2025	6,581,667	6	208,075	—	(169,654)	38,427
Issuance of common stock and pre-funded warrants in public offering, net of offering costs of $5,058	5,630,450	6	69,935	—	—	69,941
Issuance of common stock upon vesting of restricted stock units, net	1,715	—	(3)	—	—	(3)
Stock-based compensation	—	—	1,495	—	—	1,495
Exercise of warrants	68,192	—	2	—	—	2
Net loss	—	—	—	—	(11,249)	(11,249)
Balance — June 30, 2025	12,282,024	$12	$279,504	$—	$(180,903)	$98,613

Balance — December 31, 2023	1,453,402	$1	$153,829	$4	$(118,520)	$35,314
Issuance of common stock upon vesting of restricted stock units, net	1,971	—	(16)	—	—	(16)
Issuance of common stock under ESPP	420	—	8	—	—	8
Stock-based compensation	—	—	805	—	—	805
Unrealized loss on available-for-sale securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(7,420)	(7,420)
Balance — March 31, 2024	1,455,793	1	154,626	(2)	(125,940)	28,685
Issuance of common stock upon vesting of restricted stock units, net	1,899	—	(10)	—	—	(10)
Stock-based compensation	—	—	802	—	—	802
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(12,511)	(12,511)
Balance — June 30, 2024	1,457,692	$1	$155,418	$(7)	$(138,451)	$16,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(26,905)	$(19,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	28	19
Stock-based compensation expense	3,115	1,607
Accretion of debt discount on available-for-sale securities	(240)	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,590	262
Accounts payable	488	3,851
Accrued liabilities	1,508	1,600
Net cash used in operating activities	(20,416)	(12,603)
Cash flows from investing activities:
Purchase of property and equipment	(61)	(6)
Proceeds from redemptions of short-term investments	36,350	—
Net cash provided by (used in) investing activities	36,289	(6)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants	75,000	—
Payment of issuance costs associated with financings	(6,966)	—
Proceeds from issuance of common stock under ESPP	9	8
Proceeds from exercise of warrants	2	—
Taxes paid related to net share settlement of equity awards	(18)	(26)
Net cash provided by (used in) financing activities	68,027	(18)

Net increase (decrease) in cash and cash equivalents	83,900	(12,627)
Cash and cash equivalents — beginning of period	22,244	37,125
Cash and cash equivalents — end of period	$106,144	$24,498

Supplemental disclosure of non-cash investing and financing activities:
Unpaid issuance costs recorded in accounts payable and accrued liabilities	$409	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com) and its subsidiaries, referred to herein as the “Company” or "Forte", is a clinical-stage biopharmaceutical company focused on developing FB102, which is a proprietary anti-CD122 monoclonal antibody therapeutic candidate with potentially broad autoimmune and autoimmune-related indications. In June 2025, the Company announced data from a celiac disease Phase 1b study and has subsequently commenced a Phase 2 study. The Company is also advancing clinical development of FB102 in patient-based trials for non-segmental vitiligo and alopecia areata.

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

Liquidity and Risks

Since inception, the Company has incurred losses and negative cash flows from operations. As of June 30, 2025, the Company had an accumulated deficit of $180.9 million and used $20.4 million of cash in operating activities during the six months ended June 30, 2025. Management expects to continue to incur additional losses in the foreseeable future as the Company focuses its development efforts on advancing FB102 through clinical trials.

The Company had cash and cash equivalents of approximately $106.1 million as of June 30, 2025. The Company’s cash and cash equivalents are held at financial institutions with balances that exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least twelve months from the filing date of this Form 10-Q.

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

There have been no significant changes to the valuation methods utilized by the Company during the periods presented. There have been no transfers of financial instruments between Level 1, Level 2, and Level 3 in any periods presented.

The carrying amounts of financial instruments consisting of cash and cash equivalents, accounts payable, and accrued liabilities included in the Company’s condensed consolidated financial statements are reasonable estimates of fair value, primarily due to their short maturities. Short-term investments are recorded at fair value, with any unrealized gains or losses reported as accumulated other comprehensive income or loss.

Pre-Funded Warrants

Pre-funded warrants are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement. The Company's pre-funded warrants issued to date are equity-classified instruments that were recorded in additional paid-in capital at issuance and are not subject to remeasurement. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants.

Net Loss Per Share

The Company’s net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares, without consideration for common stock equivalents. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation include the pre-funded warrants outstanding during the period as they are exercisable at any time and their exercise requires only nominal consideration for the delivery of shares. During the six-month period ended June 30, 2025, 253,924 pre-funded warrants were exercised and as of June 30, 2025 pre-funded warrants to purchase an aggregate of 5,368,508 shares of common stock were outstanding.

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

	As of June 30,
	2025	2024
Options	2,541,796	196,501
Restricted stock units	51,537	33,437
Warrants	176	176
ESPP	1,004	174
Total	2,594,513	230,288

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid manufacturing and research expenses	$499	$1,982
Prepaid insurance	213	286
Prepaid professional fees	172	377
Other	588	336
Total prepaid expenses and other current assets	$1,472	$2,981

Property and Equipment, Net

Property and equipment, net as of June 30, 2025 and December 31, 2024 consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Equipment	$168	$107
Furniture and fixtures	18	18
Property and equipment, at cost	186	125
Less accumulated depreciation	(76)	(48)
Total property and equipment, net	$110	$77

Other Assets

Other assets as of June 30, 2025 and December 31, 2024 consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid insurance	$—	$87
Security deposits	32	25
Other	25	26
Total other assets	$57	$138

Accrued Liabilities

Accrued liabilities as of June 30, 2025 and December 31, 2024 consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued legal and professional fees	$168	$97
Accrued compensation	934	1,551
Accrued manufacturing and research expenses	1,756	541
Accrued issuance costs	—	1,881
Deferred R&D credit	927	—
Accrued other expenses	84	132
Total accrued liabilities	$3,869	$4,202

4. Fair Value

The following tables provide a summary of the assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$910	$—	$—	$910
Money Market Funds	105,234	—	—	105,234
Total	$106,144	$—	$—	$106,144

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and short-term investments:
Cash	$1,464	$—	$—	$1,464
Money Market Funds	20,780	—	—	20,780
U.S. Treasury Bills	—	36,121	—	36,121
Total	$22,244	$36,121	$—	$58,365

Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets for the periods presented. The Company's U.S. Treasury Bills are included in short-term investments as of December 31, 2024 due to an original maturity greater than 90 days. There were no U.S. Treasury Bills held as of June 30, 2025. The Company obtains the fair value of its Level 2 cash equivalents and short-term investments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable.

5. Available-for-sale Securities

The following table summarizes the Company's available-for-sale securities as of December 31, 2024 (in thousands):

	December 31, 2024
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Short-term investments
U.S. Treasury Bills	$36,110	$11	$—	$36,121
Total available-for-sale securities	$36,110	$11	$—	$36,121

There were no available-for-sale securities held by the Company as of June 30, 2025.

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

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. As of June 30, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

Lease Agreements

The Company has entered into month-to-month lease agreements for certain office and laboratory space. The lease agreements are cancellable by the Company at any time with a 30-day notice. Total rent expense for the three and six months ended June 30, 2025 was $96 thousand and $193 thousand, respectively. Total rent expense for the three and six months ended June 30, 2024 was $75 thousand and $146 thousand, respectively.

Clinical and Preclinical Services

The Company has entered into various agreements with third-party vendors for preclinical and clinical services. The estimated remaining commitments as of June 30, 2025 under these agreements were approximately $1.8 million. The Company entered into agreements with a clinical research organization ("CRO") for clinical trials of FB102, its product candidate. The Company has agreed to pay third-party costs associated with those agreements. The CRO agreements are subject to termination at any time, with or without cause, by the Company, in which case only costs earned or non-cancellable to the date of termination would remain subject to reimbursement.

Legal Proceedings

Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ (Del. Ch.)

In August 2023, Camac Fund LP (the "Plaintiff") filed a complaint (the “Complaint”) against the members of the Company's Board of Directors and entities affiliated with certain of the Company’s investors. The Complaint alleged amongst other things that the Directors breached their fiduciary duties by causing the Company to enter into a July 2023 private placement. The Company subsequently took certain actions to moot Camac’s claims in the action which Camac acknowledged. In order to fully resolve Camac’s claim for an award of attorneys’ fees, the Company, on behalf of all named defendants in the action, made a payment to Plaintiff’s counsel in September 2024 for its fees and expenses in the amount of $1.5 million. The Court subsequently closed the case.

Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N (N.D. Tex.)

In October 2023, the Company filed a complaint (the “Texas Complaint”), captioned Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N, in the U.S. District Court for the Northern District of Texas. The Texas Complaint alleged that the Texas Defendants issued false and misleading disclosures in connection with their efforts to elect two directors to Forte’s board of directors at the 2023 annual meeting. In October 2024, to resolve all claims and potential claims asserted by the parties, the Texas Defendants entered into a settlement agreement and release with Forte, and all Texas Defendants other than Camac entered into standstill and voting agreements. The Company paid $650 thousand related to these agreements which does not include any potential insurance recoveries. The Company expenses legal fees as they are incurred.

Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD (Del. Super. Ct.)

In October 2024, the Company filed a complaint (the “Wesco Complaint”), captioned Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD, in the Superior Court of the State of Delaware, against its current and former carriers of Directors & Officers liability insurance, Wesco Insurance Company, Beazley Insurance Company, and Palms Insurance Company, Limited (collectively, “Insurance Defendants”). The Wesco Complaint brings claims for declaratory relief, breach of contract, and bad faith, alleging that the Insurance Defendants breached their contractual and legal obligations by refusing to acknowledge and perform their obligation to provide insurance coverage to the Company in connection with: (i) the action captioned Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ (Del. Ch.), described above; (ii) the Books and Records Action brought by Camac in November 2022, which was captioned Camac Fund L.P. v. Forte Biosciences Inc., C.A. No. 2022-1075-NAC (Del. Ch.), described above; and (iii) two books demands for books and records under Delaware General Corporation Law Section 220, made by Camac on August 26, 2022 and August 23, 2023, respectively. The Complaint seeks a declaratory judgment that one or more of the Insurance Defendants have an obligation to provide insurance coverage to the Company and the named defendants in the referenced actions, reimbursement and compensatory damages from the Insurance Defendants for breach of contract, and consequential and punitive damages for the Insurance Defendants’ bad faith coverage positions.

7. Equity

Preferred Stock

The Company has 10 million authorized shares of Series A Preferred Stock, par value $0.001, with no shares outstanding as of June 30, 2025 and December 31, 2024.

Common Stock

In March 2025, the Company filed a new shelf registration statement on Form S-3 that was declared effective by the SEC in April 2025 for the issuance of up to $300.0 million in securities.

On June 25, 2025, the Company closed a public offering (the “Offering”) pursuant to which it sold 5,630,450 shares of common stock at a price to the public of $12.00 per share and pre-funded warrants to purchase 619,606 shares of common stock at a price to the public of $11.999 per pre-funded warrant, which represents the per share public offering price for the shares less the exercise price for each pre-funded warrant. The Company also granted the underwriters an option (the "Option"), exercisable for a period of 30 days, to purchase up to an additional 937,508 shares of common stock (see Note 12). The pre-funded warrants have an exercise price of $0.001 per share, are immediately exercisable and remain exercisable until exercised in full. The holder of the pre-funded warrants will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder, together with its affiliates, to exceed 9.9%. However, the holder of the pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. The gross proceeds from the Offering were $75.0 million and the Company incurred approximately $5.1 million in underwriting discounts, commissions and offering expenses.

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

As of June 30, 2025, 253,924 pre-funded warrants were exercised and pre-funded warrants to purchase an aggregate of 5,368,508 shares of common stock remain outstanding. The 5,368,508 and 5,003,121 shares of common stock issuable upon the exercise of the pre-funded warrants is not included in the number of issued and outstanding shares of common stock as of June 30, 2025 and December 31, 2024, respectively. These warrants meet the criteria for equity classification and were recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

Warrants to purchase 176 shares of the Company’s common stock at an exercise price of $3,506.25 per share were issued pre-Merger and remain outstanding as of June 30, 2025 and December 31, 2024. These warrants have an expiration date of October 30, 2025. These warrants meet the criteria for equity classification and were recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

Shares of common stock reserved for future issuance as of June 30, 2025 were as follows:

Shares
Pre-funded warrants outstanding	5,368,508
Stock options outstanding	2,541,796
Reserved for issuance under equity incentive plans	842,813
RSUs outstanding	51,537
Reserved for issuance under employee stock purchase plan	42,665
Warrants outstanding	176
Total	8,847,495

8. Stock-Based Compensation

Equity Plans

The Company assumed the 2017 Equity Incentive Plan (the "2017 Plan") as part of its Merger with Tocagen, Inc. in June 2020. The 2017 Plan was terminated as to the issuance of new option grants in May 2021 contemporaneous with the Company adopting the 2021 Equity Incentive Plan (the “2021 Plan”). The 2017 Plan will continue to govern outstanding awards issued under the 2017 Plan. As amended and restated in February 2025, the 2021 Plan has an aggregate of 3,340,000 authorized shares.

The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Service-based awards generally vest over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. Certain other awards vest monthly over thirty-six months for subsequent grants. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of June 30, 2025, there were 827,529 shares available for issuance under the 2021 Plan.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 20,000 shares for future grant under the 2020 Inducement Plan. The 2020 Inducement Plan was amended on March 14, 2024 to increase the shares available for grant by an additional 60,000. As of June 30, 2025, there were 15,284 shares available for issuance under the 2020 Inducement Plan.

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

The weighted average grant-date fair value of stock options granted in the three and six months ended June 30, 2025 was $6.64 and $6.36, respectively. The weighted average grant-date fair value of stock options granted in the three and six months ended June 30, 2024 was $13.25 and $15.50, respectively.

The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.18%	4.40%	4.07%	4.15%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term of options (years)	6.08	6.08	5.81	6.08
Volatility	118.0%	110.0%	117.0%	110.2%

The table below summarizes the stock option activity during the six months ended June 30, 2025:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2024	212,501	$103.51	7.82	$760
Granted	2,340,000	$7.40	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	(10,705)	$32.92	-	-
Balances at June 30, 2025	2,541,796	$15.32	9.52	$13,031
Vested and expected to vest at June 30, 2025	2,541,796	$15.32	9.52	$13,031
Exercisable at June 30, 2025	388,729	$56.53	8.77	$1,586

The aggregate intrinsic value of options as of June 30, 2025 is based on the Company’s closing stock price of $12.93 per share.

Restricted Stock Unit Awards

Restricted stock units vest over four years with one sixteenth of the restricted stock units vesting every quarter.

Restricted stock unit award transactions during the six months ended June 30, 2025 were as follows:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	28,537	$38.50
Granted	30,000	$6.65
Forfeited/Cancelled	(2,400)	$25.75
Issued as Common Stock	(4,600)	$25.07
Outstanding at June 30, 2025	51,537	$21.75

The aggregate fair value of RSUs vested during the six months ended June 30, 2025 was $72 thousand.

2017 Employee Stock Purchase Plan

In May 2021, the Company's board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering, or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 42,665 shares available for future issuance under the ESPP as of June 30, 2025. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 12,000 shares, or (c) a number determined by the Company's board of directors that is less than (a) and (b). The Company issued 818 and 420 shares under the ESPP during the six months ended June 30, 2025 and 2024, respectively. The ESPP is considered a compensatory plan. The Company recorded stock-based compensation expense related to its ESPP of $7 thousand and $14 thousand for the three and six months ended June 30, 2025 and $2 thousand and $4 thousand for the three and six months ended June 30, 2024, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$385	$296	$787	$608
General and administrative	1,110	506	2,328	999
Total	$1,495	$802	$3,115	$1,607

As of June 30, 2025, there was unrecognized stock-based compensation expense of $14.2 million related to stock options and restricted stock units with service conditions, which is expected to be recognized over a weighted-average period of 2.66 years. Total unrecognized stock-based compensation as of June 30, 2025 was approximately $0.5 million related to restricted stock units with performance-based vesting. The performance-based conditions are tied to development milestones which have not been met.

9. Related Party Transactions

One member of the Company’s board of directors received $150 thousand and $300 thousand for scientific consulting services during the three and six months ended June 30, 2025, respectively, and $150 thousand and $179 thousand for the three and six months ended June 30, 2024, respectively.

10. Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company matches employee contributions as permitted by the plan. The Company's total cost related to the 401(k) plan was $38 thousand and $90 thousand for the three and six months ended June 30, 2025. The Company's total cost related to the 401(k) plan was $29 thousand for the three and six months ended June 30, 2024.

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

12. Subsequent Events

In July 2025, the underwriters of the Offering exercised the Option and purchased 148,258 shares of common stock for gross proceeds of $1.8 million and the Company incurred issuance costs of $0.1 million.

On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act ("OBBBA"), a broad tax and spending bill that includes provisions impacting corporate taxpayers. The OBBBA’s various provisions include, among other things, accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The Company is in the process of evaluating the impact of the OBBBA to our condensed consolidated financial statements. The Company will continue to monitor for further changes and evaluate the enacted provisions of the new law and potential impacts on our condensed consolidated financial statements as appropriate.

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

In the 4- and 13-week non-human primate ("NHP") studies, after a single dose, FB102 demonstrated significant reductions in the NK cell pharmacodynamic marker (up to approximately 80%-90%). Additionally, after multiple doses at exposures comparable to human therapeutic doses, Treg levels in the FB102 dosing arm were similar to vehicle supporting the in-vitro data and the mechanism of action of FB102.

Three cohorts of single and two cohorts of multiple ascending doses in a Phase 1 trial of healthy volunteers were completed in which FB102 demonstrated a good safety profile. The primary objective of the Phase 1 trial was to assess the safety, tolerability and pharmacokinetics of single and multiple ascending doses of FB102. No dose limiting toxicities were observed. FB102 demonstrated significant reductions in the NK cell pharmacodynamic marker (greater than approximately 70%). Based on the successful completion of the Phase 1 healthy volunteer cohorts, we initiated a patient-based Phase 1b trial in celiac disease in the third quarter of 2024 and a patient-based Phase 1b trial for non-segmental vitiligo in the first quarter of 2025.

In June 2025, we announced positive data in our celiac disease Phase 1b study. The study enrolled 32 subjects 3:1 randomized (24 on FB102 and 8 on placebo). Subjects received 4 doses of FB102 (10 mg/kg) and underwent a 16- day gluten challenge. In addition to safety and tolerability, the study assessed morphologic and inflammatory endpoints along with gluten challenge induced symptoms.

FB102 demonstrated a statistically significant benefit on the composite histological VCIEL endpoint (change from baseline). The mean VCIEL change from baseline was -1.849 for placebo subjects compared to 0.079 for FB102 treated subjects (p=0.0099).

The change in the density of CD3-positive T cells, or IELs, from baseline was an increase of 13.3 for placebo subjects compared to a decline of 1.5 for FB102 treated subjects (p=0.0035). Baseline IEL density was 25.6 for the placebo subjects and 23.5 for the FB102 treated subjects.

The mean change in the Vh:Cd ratio from baseline was -0.173 (0.21) for placebo subjects compared to -0.046 (0.09), a 73% improvement for FB102 treated subjects compared to placebo.

Gluten challenge induced GI symptoms (nausea, vomiting, diarrhea, abdominal pain and abdominal bloating) reported during the 16-day gluten challenge from patient diaries/AE collection demonstrated a 42% benefit for FB102 treated subject (4.0 events per subject) compared to placebo (6.9 events per subject).

There were no dropouts in the study. Treatment emergent adverse events were primarily mild (grade 1) with no grade 3 or higher SAEs reported in the FB102 arm.

Based on the successful completion of our patient-based Phase 1b celiac disease study, we initiated a Phase 2 celiac study in July 2025 with the topline readout expected in 2026. Our Phase 1b non-segmental vitiligo trial continues with patient enrollment with topline data expected in the first half of 2026 and we are initiating a Phase 1b alopecia areata study with topline data expected in 2026.

Celiac disease is an autoimmune disease that is triggered by consuming gluten and results in damage to the small intestine. Symptoms include diarrhea, fatigue, headaches, anemia, nausea and dermatitis herpetiformis (an itchy skin rash). A significant patient population of celiac disease patients do not respond to gluten free diet. The health consequences for not treating include malnourishment, cancer, other autoimmune conditions. It is estimated that 1:133 in U.S. (2.5 million people) have celiac disease (Fasano, Arch Intern Med. 2003 PMID: 12578508) and that 0.3% to 0.5% of celiac disease patients are non-responsive (Malamut Gastroenterology. 2024 38556189). It has been estimated by various U.S. advocacy and epidemiology sources that up to 80% of people in the U.S. with celiac disease are undiagnosed. There are no approved treatment options for celiac disease.

Vitiligo is a disease of the skin mediated primarily by NK and CD8+ T cells that attack melanocytes leading to patchy depigmentation of the skin. It is estimated that vitiligo affects 2 million people in the U.S (NIH). The global vitiligo treatment market size was estimated at $1.6-1.8 billion in 2024-2025 and is projected to reach approximately $2.3-2.7 billion by 2032-2034 (Fortune Business Insights).

Alopecia areata is a disease in which immune cells attack and damage hair follicles and is mediated primarily by CD8+ T cells and NK cells. The global alopecia treatment market has been valued at around $3-3.5 billion in 2024 with some forecasts pointing to the potential to reach $6 billion in 2032-2034 (DataM Intelligence).

FB102 has potentially other autoimmune and autoimmune-related applications including in type 1 diabetes ("T1D") which is caused by autoreactive T Cells destroying insulin-producing pancreatic β- cells. CD8+ T cells with receptors recognizing β-cell specific peptides are enriched in pancreatic islets of T1D patients. Environmental stress causes β-cells to upregulate MHC and to express IL-15 and IL-15RA. (Herold 2024 Nat Rev Immunol. PMID 38308004). It is estimated that 64,000 people are diagnosed with T1D annually (https://beyondtype1.org/type-1-diabetes-statistics/).

We had approximately $106.1 million in cash and cash equivalents as of June 30, 2025. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

On June 25, 2025, we closed a public offering (the “Offering”) pursuant to which we sold 5,630,450 shares of common stock at a price to the public of $12.00 per share and pre-funded warrants to purchase 619,606 shares of common stock at a price to the public of $11.999 per pre-funded warrant, which represents the per share public offering price for the shares less the exercise price for each pre-funded warrant. The gross proceeds from the Offering were $75.0 million and the Company incurred approximately $5.1 million in underwriting discounts, commissions and offering expenses. We also granted the underwriters an option, exercisable for a period of 30 days, to purchase up to an additional 937,508 shares of common stock. In July 2025, the underwriters of the Offering exercised their option and purchased 148,258 shares of common stock for gross proceeds of $1.8 million. The pre-funded warrants have an exercise price of $0.001 per share, are immediately exercisable and remain exercisable until exercised in full.

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

Intellectual Property

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB102 program. We also own one pending PCT application, seven pending US applications, one pending application each in Europe, Australia, Canada, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, Brazil, India, South Africa, Taiwan and Argentina related to the FB102 program. The estimated expiration dates of these patents are 2043-2046. We also own one pending PCT application that is not material to Forte's FB102 program.

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

On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act ("OBBBA"), a broad tax and spending bill that includes provisions impacting corporate taxpayers. The OBBBA’s various provisions include, among other things, accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The Company is in the process of evaluating the impact of the OBBBA to our condensed consolidated financial statements. We will continue to monitor for further changes and evaluate the enacted provisions of the new law and potential impacts on our condensed consolidated financial statements as appropriate.

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

Drug manufacturing and clinical trial costs are a component of research and development expenses. The Company expenses costs for its drug manufacturing activities performed by Contract Manufacturing Organizations (“CMOs”), costs for its preclinical and clinical trial activities performed by Contract Research Organizations (“CROs”) and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company uses information it receives from internal personnel and outside service providers to estimate the percentage of completion and therefore the expense to be incurred. Our research and development expenses may fluctuate due to fluctuations in the level of manufacturing and progression of clinical activity as we continue to develop FB102.

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

Critical Accounting Policies and Estimates

There have been no significant changes during the six months ended June 30, 2025 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 28, 2025.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2025 and 2024

The following tables summarize our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$8,619	$5,740	$2,879
General and administrative	2,960	7,078	(4,118)
Total operating expenses	11,579	12,818	(1,239)
Other income, net	330	307	23
Net loss	$(11,249)	$(12,511)	$1,262

	For the Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$21,311	$10,093	$11,218
General and administrative	6,392	10,529	(4,137)
Total operating expenses	27,703	20,622	7,081
Other income, net	798	691	107
Net loss	$(26,905)	$(19,931)	$(6,974)

Research and Development Expenses

Research and development expenses were $8.6 million for the three months ended June 30, 2025, compared to $5.7 million for the same period in 2024. The increase was primarily due to increases of $3.8 million in clinical expenses related to our Phase 1b clinical trials for celiac disease and vitiligo and $0.6 million in personnel-related expenses due to an increase in headcount that were partially offset by a decrease of $1.5 million in preclinical expenses as a result of toxicology work performed in 2024.

Research and development expenses were $21.3 million for the six months ended June 30, 2025, compared to $10.1 million for the same period in 2024. The increase was primarily due to an increase of $11.7 million in manufacturing and clinical expenses of our Phase 1b clinical trials for celiac disease and vitiligo that were partially offset by a decrease of $0.8 million in preclinical expenses as a result of toxicology work performed in 2024. Subsequent to our Phase 1b readout for celiac disease in June 2025, FB102 is currently enrolling patients for a Phase 2 trial.

Our research and development expenses may increase as we continue to advance FB102 through phase 2 celiac disease and Phase 1b vitiligo clinical trials, and commence a Phase 1b clinical trial for alopecia areata.

General and Administrative Expenses

General and administrative expenses were $3.0 million for the three months ended June 30, 2025 compared to $7.1 million for the same period in 2024. The decrease was primarily due to decreases in professional expenses and legal expenses, including litigation and settlement expenses, of $4.8 million, partially offset by an increase of $0.6 million in non-cash stock-based compensation.

General and administrative expenses were $6.4 million for the six months ended June 30, 2025 compared to $10.5 million for the same period in 2024. The decrease was primarily due to decreases in professional expenses and legal expenses, including litigation and settlement expenses, of $5.7 million, partially offset by an increase of $1.5 million in personnel-related expenses including additional non-cash stock-based compensation of $1.3 million.

Our general and administrative expenses may fluctuate in the future due to fluctuations in professional and advisory fees as we build out our infrastructure to advance FB102 through a Phase 2 and multiple Phase 1b clinical trials and pursue additional autoimmune indications.

Other Income, net

The increase in other income, net for the three and six months ended June 30, 2025 compared with the same periods in the prior year were primarily driven by higher interest income due to an increase in our average cash and cash equivalents.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or other sources. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $26.9 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $180.9 million. We expect to incur operating losses in the foreseeable future as we develop our current lead product candidate, FB102.

On June 25, 2025, the Company closed a public offering (the “Offering”) pursuant to which it sold 5,630,450 shares of common stock at a price to the public of $12.00 per share and pre-funded warrants to purchase 619,606 shares of common stock at a price to the public of $11.999 per pre-funded warrant, which represents the per share public offering price for the shares less the exercise price for each pre-funded warrant. The Company also granted the underwriters an option (the "Option"), exercisable for a period of 30 days, to purchase up to an additional 937,508 shares of common stock. The pre-funded warrants have an exercise price of $0.001 per share, are immediately exercisable and remain exercisable until exercised in full.

The gross proceeds from the Offering were $75.0 million and the Company incurred approximately $5.1 million in underwriting discounts, commissions and offering expenses.

In July 2025 the underwriters of the Offering exercised the Option and purchased 148,258 shares of common stock for gross proceeds of $1.8 million and incurred issuance costs of $0.1 million.

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

We had cash and cash equivalents of approximately $106.1 million as of June 30, 2025. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the filing date of this Form 10-Q.

Future Capital Requirements

We have not generated any revenue from product sales or from out-licensing. We do not know when, or if, we will generate any revenue. We expect to incur ongoing losses as we develop our current lead product candidate, FB102, which has potentially broad application for autoimmune and autoimmune-related indications such as celiac's disease, vitiligo, alopecia areata and type 1 diabetes. FB102 is currently in Phase 2 clinical development. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

Summary Consolidated Statements of Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(20,416)	$(12,603)
Investing activities	36,289	(6)
Financing activities	68,027	(18)
Net change in cash and cash equivalents	$83,900	$(12,627)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $20.4 million and consisted primarily of a net loss of $26.9 million adjusted for non-cash stock-based compensation of $3.1 million and decreases in net operating assets of $3.6 million.

Net cash used in operating activities for the six months ended June 30, 2024 was $12.6 million and consisted primarily of a net loss of $19.9 million adjusted for non-cash stock-based compensation of $1.6 million and decreases in net operating assets of $5.7 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 was primarily due to proceeds received from the redemption of U.S. treasury bills.

Net cash used in investing activities for the six months ended June 30, 2024 was due to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was primarily due to the proceeds from the Offering of $75.0 million offset by the payment of financing issuance costs incurred in connection with the Offering, as well as issuance costs incurred in connection with the 2024 Private Placement that were incurred in the previous year and paid in the current year.

Net cash used in financing activities for the six months ended June 30, 2024 was primarily due to the proceeds received from employee participation in our ESPP offset by tax remittances from RSUs withheld to cover tax obligations on their respective vesting dates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD (Del. Super. Ct.)

In October 2024, the Company filed a complaint (the “Wesco Complaint”), captioned Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD, in the Superior Court of the State of Delaware, against its current and former carriers of Directors & Officers liability insurance, Wesco Insurance Company, Beazley Insurance Company, and Palms Insurance Company, Limited (collectively, “Insurance Defendants”). The Wesco Complaint brings claims for declaratory relief, breach of contract, and bad faith, alleging that the Insurance Defendants breached their contractual and legal obligations by refusing to acknowledge and perform their obligation to provide insurance coverage to the Company in connection with: (i) the action captioned Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ (Del. Ch.), described in the Company’s Annual Report on Form 10-K, filed on March 28, 2025; (ii) a books and records action brought by Camac in November 2022, which was captioned Camac Fund L.P. v Forte Biosciences Inc., C.A. No. 2022-1075-NAC (Del. Ch.), described in the Company’s Annual Report on Form 10-K, filed on March 28, 2025; and (iii) two books demands for books and records under Delaware General Corporation Law Section 220, made by Camac on August 26, 2022 and August 23, 2023, respectively. The Complaint seeks a declaratory judgment that one or more of the Insurance Defendants have an obligation to provide insurance coverage to the Company and the named defendants in the referenced actions, reimbursement and compensatory damages from the Insurance Defendants for breach of contract, and consequential and punitive damages for the Insurance Defendants’ bad faith coverage positions.

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

•
Forte’s planned preclinical studies, clinical trials or future clinical trials or those of its future collaborators may reveal significant adverse events and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of its product candidates.
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

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of June 30, 2025, Forte had approximately $106.1 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-Q. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

On June 25, 2025, the Company closed a public offering (the “Offering”) pursuant to which it sold 5,630,450 shares of common stock at a price to the public of $12.00 per share and pre-funded warrants to purchase 619,606 shares of common stock at a price to the public of $11.999 per pre-funded warrant, which represents the per share public offering price for the shares less the exercise price for each pre-funded warrant. The Company also granted the underwriters an option (the "Option"), exercisable for a period of 30 days, to purchase up to an additional 937,508 shares of common stock. The pre-funded warrants have an exercise price of $0.001 per share, are immediately exercisable and remain exercisable until exercised in full. The holders of the pre-funded warrants will not be entitled to exercise any portion of any pre-funded warrant that, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by any such holder, together with its affiliates, to exceed 9.9%. However, the holder of the pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. The gross proceeds from the Offering were $75.0 million and the Company incurred approximately $5 million in underwriting discounts, commissions and offering expenses. In July 2025 the underwriters of the Offering exercised the Option and purchased 148,258 shares of common stock for gross proceeds of $1.8 million and incurred issuance costs of $0.1 million.

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

In July 2023, the Company completed the 2023 Private Placement financing pursuant to which the Company sold (i) 606,678 shares of Common Stock, and (ii) 387,566 pre-funded warrants to purchase Common Stock at a purchase price of $25.13 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.025 per share of Common Stock, were immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the 2023 Private Placement were approximately $25 million, before deducting offering expenses payable by the Company. While the proceeds from the Offering and the Private Placements provided further funding for the Company’s operations, the Company will still require additional capital to fund its operations and complete the development and commercialization of FB102 or any future product candidates.

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

Following the announcement of the FB-401 trial results, the Company ceased further development of FB-401 and conducted an extensive process to evaluate strategic alternatives. Following such process, the Company decided to focus on developing its FB102 program, and has successfully completed a Phase 1b trial of FB102 for patients with celiac disease. The Company is currently undertaking a Phase 2 trial in celiac's disease and Phase 1b trial for patients with non-segmental vitiligo. We will be required to devote significant time and resources to developing FB102, which may not be successful.

Results from early-preclinical studies and clinical trials may not be predictive of results from later-stage studies or clinical trials.

We are still early in our testing of FB102, and FB102 is our only product candidate in clinical development. While initial preclinical and Phase 1b clinical data demonstrated positive results, additional clinical studies may produce negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional testing. Success of FB102 in early preclinical and clinical studies does not mean that future clinical trials will be successful. In addition, preclinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies have nonetheless failed to obtain marketing approval. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after obtaining promising results in preclinical studies and early clinical trials. Any of these events could limit the commercial potential of our product candidate and have a material adverse effect on our business, prospects, financial condition and results of operations.

Forte’s prospects are highly dependent on a single product candidate, FB102. If we are unable to complete further development of, obtain approval for and commercialize FB102 for one or more indications in a timely manner, our business will be harmed.

Forte’s long-term prospects are highly dependent on future acceptance and revenues from a single product, FB102. FB102 is our only product candidate at this time. Forte recently completed a Phase 1b trial for patients with celiac disease. We are currently undertaking a Phase 1b trial in non-segmental vitiligo and a Phase 2 celiac study with the topline readouts for each clinical trial expected in 2026. Any further development of FB102 would require substantial capital and time to complete and there is no guarantee that the current or any future clinical trial, if pursued, would be timely or successful, or that FB102 will be approved or, if approved, that commercialization would be successful.

Forte has no approved products and has a limited operating history, which may make it difficult to evaluate its technology and product development capabilities and predict its future performance.

We are very early in our development efforts of FB102 and, prior to discontinuing the advancement of FB-401, were early in our clinical development efforts of FB-401.

Prior to the closing of the Merger, Forte’s predecessor company was formed in 2017 as a privately held company. Forte has no products approved for commercial sale and has not generated any revenue from product sales. Forte’s ability to generate product revenue or profits was dependent on the successful development and eventual commercialization of FB-401 prior to Forte’s decision to discontinue development of FB-401 and, following Forte’s decision to focus on development of FB102, Forte’s prospects are currently highly dependent on Forte’s ability to successfully develop FB102. Given the early stage of FB102, which recently completed a Phase 1b trial for celiac disease, and the highly uncertain nature of early-stage drug development, Forte may never be able to develop or commercialize a marketable product.

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

Forte is a clinical-stage life sciences company with a limited operating history. Investment in product development in the life sciences industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB102, is currently in clinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each year since its inception in 2017. For the six months ended June 30, 2025, Forte reported a net loss of $26.9 million. As of June 30, 2025, Forte had an accumulated deficit of $180.9 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

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

Even if Forte is successful in obtaining market approval for a drug product, commercial success of any approved products will also depend in large part on marketing acceptance, the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear.

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

While we announced positive data from our Phase 1b trial in celiac disease for FB102 in June 2025, Forte’s FB102 may fail to show the desired safety and efficacy profile in subsequent clinical trials. A number of companies in the life sciences industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy and/or unacceptable safety issues, notwithstanding promising results in earlier preclinical studies or clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of its future clinical trials would be successful or support further clinical development of any product candidates.

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

Positive results from early preclinical studies and clinical trials are not necessarily predictive of the results of any current or future clinical trials of product candidates. Forte may be unable to successfully develop, obtain regulatory approval for and commercialize any product candidates.

While we announced positive data from our Phase 1b trial in celiac disease for FB102 in June 2025, any positive results from its preclinical studies and clinical trials of any product candidates may not necessarily be predictive of the results from required later clinical trials. Similarly, even if Forte is able to complete future clinical trials of FB102 or any other product candidates according to its current development timeline, the positive results from such future clinical trials may not be replicated in subsequent clinical trial results.

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

Although we maintain workers’ compensation insurance to cover it for costs and expenses Forte may incur due to injuries to its employees resulting from the use of biological waste or hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. Forte does not carry specific biological waste or hazardous waste insurance coverage, workers compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

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

As of June 30, 2025, Forte had 17 full-time employees. As its research, development, manufacturing and commercialization plans and strategies continue to develop to focus on the development of FB102 and any future product candidates, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Recent changes to U.S. tax laws, as well as changes to U.S. or international tax laws that may be enacted in the future, could impact the tax treatment of Forte’s business and financial condition. For example, on July 4, 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill (the “OBBB Act”). Forte is currently evaluating the full impact of the OBBB Act on us. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently considered changes to existing tax law that could adversely affect Forte’s financial condition and results of operations.

Forte’s ability to use net operating losses and research and development credits to offset future taxable income or tax liability may be subject to certain limitations.

As of December 31, 2024, Forte has federal and state net operating loss (“NOL”) carryforwards of $32.2 million and $11.6 million, respectively. Under the current law, the federal NOL carryforwards have an indefinite life but the deductibility of such federal NOL carryforwards will be limited to 80% of Forte’s current year taxable income and generally may not be carried back to prior taxable years. All of our state NOL carryforwards expire beginning in 2037. These NOL carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Forte’s existing NOL carryforwards may be subject to limitations arising from previous ownership changes. In addition, future changes in its stock ownership, many of which are outside of its control, could result in an ownership change under Sections 382. Forte’s NOL carryforwards may also be impaired under state law. Accordingly, Forte may not be able to utilize a material portion of its NOL carryforwards. Furthermore, its ability to utilize its NOL carryforwards is conditioned upon its attaining profitability and generating U.S. federal and state taxable income. As described above, Forte has incurred significant net losses since its inception and anticipates that Forte will continue to incur significant losses for the foreseeable future; and therefore, Forte does not know whether or when Forte will generate the U.S. federal or state taxable income necessary to utilize its NOL carryforwards that are subject to limitation by Sections 382.

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

Risks related to government regulation

Forte is very early in its development efforts. FB102 will require significant additional preclinical and clinical development before Forte seeks regulatory approval of any product candidate. If Forte is unable to advance the clinical development of FB102, obtain regulatory approval and ultimately commercialize a product candidate or experiences significant delays in doing so, its business will be materially harmed.

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

Further, under the new leadership at the HHS under the current administration, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In

January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent agency changes and new policies lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any product candidate Forte develops. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine in the Loper Bright decision, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. Further, under the new leadership at the HHS, agency reorganization, departure of high-profile regulators at the FDA, layoffs due to the reduction in force initiative may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, the federal government issued an executive order entitled “Unleashing Prosperity Through Deregulation”, which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Fewer agency guidance documents could interfere with FDA programs or lead to more Complete Response Letters or refusals to approve products. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, including changes resulting from executive orders; freeze on hiring, federal funding for research, and external communications; layoffs; return-to-office policies, and changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed. Forte cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. To the extent any legislative, administrative, or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if Forte is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Forte is not able to maintain regulatory compliance, Forte may lose any marketing approval that Forte may have obtained, and Forte may not achieve or sustain profitability.

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

If Forte fails to comply with its obligations in agreements under which Forte options or licenses intellectual property rights from future collaborators or licensors or otherwise experience disruptions to our business relationships with future collaborators or licensors, Forte could lose intellectual property rights that are important to our business.

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

Forte has limited capabilities for product development and does not yet have any capability for sales, marketing or distribution. Accordingly, Forte enters into relationships with other companies to provide it with important technologies, and Forte may receive additional technologies and funding under these and other collaborations in the future. Relationships Forte enters into may pose a number of risks, including the following:

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $588.25 per share, or approximately 82%, from $714.75 per share as of the close of business on September 2, 2021 to $126.50 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on August 11, 2025, was $10.51 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

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

In addition, as discussed in the “Legal Proceedings” section of our Annual Report on Form 10-K filed in March 2025, in August 2023, a stockholder filed a complaint against Forte and its directors and officers related to the 2023 Private Placement. Additional lawsuits arising out of the 2023 Private Placement or other offerings by the Company may be filed in the future. Such litigation could result in substantial costs and diversion of management attention and resources, which could significantly harm the company’s profitability and reputation.

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

The company will have broad discretion in the use of proceeds from any capital raising efforts, including the 2023 Private Placement, 2024 Private Placement, the Offering and any future private placement financings or public offerings, and may invest or spend the proceeds in ways with which its stockholders do not agree and in ways that may not increase the value of their investments.

Forte has and will continue to have broad discretion over the use of proceeds from any capital raising efforts, including private placement financings and public offerings completed in 2020,2023,2024 and 2025 and an “at the market” equity offering program commenced in 2022. Its stockholders may not agree with Forte’s decisions, and its use of the proceeds may not yield any return on its stockholders’ investments. Forte’s failure to apply the net proceeds of such financings effectively could compromise its ability to pursue its growth strategy and Forte might not be able to yield a significant return, if any, on its investment of these net proceeds. Forte’s stockholders will not have the opportunity to influence its decisions on how to use the net proceeds from such financings.

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

As of June 30, 2025 , Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

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

Item 6. Exhibits.

Exhibit Number	Description
4.1	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on June 25, 2025.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*±	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*±	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

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

Forte Biosciences, Inc.

Date: August 14, 2025	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)