Form 10-Q
period 2025-09-30
Forte Biosciences, Inc.
filed 2025-11-14
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, the registrant had 12,526,935 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,414	$22,244
Short-term investments	—	36,121
Prepaid expenses and other current assets	1,998	2,981
Total current assets	95,412	61,346
Property and equipment, net	148	77
Other assets	1,529	138
Total assets	$97,089	$61,561

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,491	$4,879
Accrued liabilities	7,501	4,202
Total current liabilities	12,992	9,081

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized as of September 30, 2025 (unaudited) and December 31, 2024; 12,523,845 and 6,393,323 shares issued and outstanding as of September 30, 2025 (unaudited) and December 31, 2024, respectively	13	6
Additional paid-in capital	282,675	206,461
Accumulated other comprehensive (loss) income	(6)	11
Accumulated deficit	(198,585)	(153,998)
Total stockholders’ equity	84,097	52,480
Total liabilities and stockholders’ equity	$97,089	$61,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$15,050	$5,720	$36,061	$15,634
Research and development - related party	150	150	450	329
General and administrative	3,183	2,759	9,575	13,288
Total operating expenses	18,383	8,629	46,086	29,251
Loss from operations	(18,383)	(8,629)	(46,086)	(29,251)
Other income, net	701	237	1,499	928
Net loss	$(17,682)	$(8,392)	$(44,587)	$(28,323)
Per share information:
Net loss per share - basic and diluted	$(0.99)	$(4.54)	$(3.26)	$(15.35)

Weighted average shares and pre-funded warrants outstanding, basic and diluted	17,793,907	1,847,644	13,669,333	1,845,407

Comprehensive loss:
Net loss	$(17,682)	$(8,392)	$(44,587)	$(28,323)
Unrealized (loss) gain on available-for-sale securities, net	(6)	8	(17)	(3)
Comprehensive loss	$(17,688)	$(8,384)	$(44,604)	$(28,326)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance — December 31, 2024	6,393,323	$6	$206,461	$11	$(153,998)	$52,480
Issuance of common stock upon vesting of restricted stock units, net of taxes paid	1,794	-	(15)	—	—	(15)
Issuance of common stock under ESPP	818	—	9	—	—	9
Stock-based compensation	—	—	1,620	—	—	1,620
Unrealized loss on available-for-sale securities, net	—	—	—	(11)	—	(11)
Cashless exercise of warrants	185,732	—	—	—	—	—
Net loss	—	—	—	—	(15,656)	(15,656)
Balance — March 31, 2025	6,581,667	6	208,075	—	(169,654)	38,427
Issuance of common stock and pre-funded warrants in public offering, net of offering costs of $5,058	5,630,450	6	69,935	—	—	69,941
Issuance of common stock upon vesting of restricted stock units, net of taxes paid	1,715	—	(3)	—	—	(3)
Stock-based compensation	—	—	1,495	—	—	1,495
Exercise of warrants	68,192	—	2	—	—	2
Net loss	—	—	—	—	(11,249)	(11,249)
Balance — June 30, 2025	12,282,024	12	279,504	—	(180,903)	98,613
Issuance of common stock upon exercise of underwriter option, net of offering costs of $107	148,258	1	1,671			1,672
Issuance of common stock upon vesting of restricted stock units, net of taxes paid	26,732	—	(5)	—	—	(5)
Issuance of common stock under ESPP	840	—	9	—	—	9
Stock-based compensation	—	—	1,479	—	—	1,479
Unrealized loss on available-for-sale securities, net	—	—	—	(6)	—	(6)
Cashless exercise of warrants	63,991	—	—	—	—	—
Exercise of common stock options	2,000	—	17	—	—	17
Net loss	—	—	—	—	(17,682)	(17,682)
Balance — September 30, 2025	12,523,845	$13	$282,675	$(6)	$(198,585)	$84,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance — December 31, 2023	1,453,402	$1	$153,829	$4	$(118,520)	$35,314
Issuance of common stock upon vesting of restricted stock units, net of taxes paid	1,971	—	(16)	—	—	(16)
Issuance of common stock under ESPP	420	—	8	—	—	8
Stock-based compensation	—	—	805	—	—	805
Unrealized loss on available-for-sale securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(7,420)	(7,420)
Balance — March 31, 2024	1,455,793	1	154,626	(2)	(125,940)	28,685
Issuance of common stock upon vesting of restricted stock units, net of taxes paid	1,899	—	(10)	—	—	(10)
Stock-based compensation	—	—	802	—	—	802
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(12,511)	(12,511)
Balance — June 30, 2024	1,457,692	1	155,418	(7)	(138,451)	16,961
Issuance of common stock upon vesting of restricted stock units, net of taxes paid	1,924	—	(7)	—	—	(7)
Issuance of common stock under ESPP	538	—	6	—	—	6
Stock-based compensation	—	—	791	—	—	791
Unrealized loss on available-for-sale securities, net	—	—	—	8	—	8
Settlement of fractional shares paid in cash	(147)	—	(1)	—	—	(1)
Net loss	—	—	—	—	(8,392)	(8,392)
Balance — September 30, 2024	1,460,007	$1	$156,207	$1	$(146,843)	$9,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(44,587)	$(28,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	45	29
Stock-based compensation expense	4,594	2,398
Accretion of debt discount on available-for-sale securities	(246)	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(408)	249
Accounts payable	1,046	3,735
Accrued liabilities	5,140	1,178
Net cash used in operating activities	(34,416)	(20,736)
Cash flows from investing activities:
Purchase of property and equipment	(116)	(6)
Proceeds from redemptions of short-term investments	36,350	—
Net cash provided by (used in) investing activities	36,234	(6)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants	75,000	—
Payment of issuance costs associated with financings	(7,441)	—
Proceeds from issuance of common stock upon exercise of underwriters' option	1,779
Proceeds from issuance of common stock under ESPP	18	14
Proceeds from exercise of warrants and options	19	—
Taxes paid related to net share settlement of equity awards	(23)	(33)
Settlement of fractional shares paid in cash	—	(1)
Net cash provided by (used in) financing activities	69,352	(20)

Net increase (decrease) in cash and cash equivalents	71,170	(20,762)
Cash and cash equivalents — beginning of period	22,244	37,125
Cash and cash equivalents — end of period	$93,414	$16,363

Supplemental disclosure of non-cash investing and financing activities:
Unpaid issuance costs recorded in accounts payable and accrued liabilities	$40	$—

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

Liquidity and Risks

Since inception, the Company has incurred losses and negative cash flows from operations. As of September 30, 2025, the Company had an accumulated deficit of $198.6 million and used $34.4 million of cash in operating activities during the nine months ended September 30, 2025. Management expects to continue to incur additional losses in the foreseeable future as the Company focuses its development efforts on advancing FB102 through clinical trials.

The Company had cash and cash equivalents of approximately $93.4 million as of September 30, 2025. The Company’s cash and cash equivalents are held at financial institutions with balances that exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least twelve months from the filing date of this Form 10-Q.

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

Net Loss Per Share

The Company’s net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares, without consideration for common stock equivalents. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation include the pre-funded warrants outstanding during the period as they are exercisable at any time and their exercise requires only nominal consideration for the delivery of shares. During the nine-month period ended September 30, 2025, 317,915 pre-funded warrants were exercised and as of September 30, 2025 pre-funded warrants to purchase an aggregate of 5,304,511 shares of common stock were outstanding.

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

	As of September 30,
	2025	2024
Options	2,581,903	214,501
Restricted stock units	24,387	30,987
Warrants	176	176
ESPP	3,320	772
Total	2,609,786	246,436

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

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosure. This ASU includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024, but early adoption is permitted. This ASU will be applied on a prospective basis. This standard will impact the Company's disclosures but is not expected to have a material impact on the Company's results of operations or financial condition.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disclosure of additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

Income Taxes

On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act ("OBBBA"), a broad tax and spending bill that includes provisions impacting corporate taxpayers. The OBBBA’s various provisions include, among other things, accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The impacts of the new tax law were accounted for in the period of enactment and did not have a material effect on our effective income tax rate and net deferred federal income tax assets, as we continue to maintain a full valuation allowance.

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid manufacturing and research expenses	$401	$1,982
Prepaid insurance	403	286
Prepaid professional fees	196	377
GST receivable	527	128
Other	471	208
Total prepaid expenses and other current assets	$1,998	$2,981

Property and Equipment, Net

Property and equipment, net as of September 30, 2025 and December 31, 2024 consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Equipment	$223	$107
Furniture and fixtures	18	18
Property and equipment, at cost	241	125
Less accumulated depreciation	(93)	(48)
Total property and equipment, net	$148	$77

Other Assets

Other assets as of September 30, 2025 and December 31, 2024 consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid insurance	$—	$87
Clinical trial deposits	1,504	25
Other	25	26
Total other assets	$1,529	$138

Accrued Liabilities

Accrued liabilities as of September 30, 2025 and December 31, 2024 consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued legal and professional fees	$173	$97
Accrued compensation	1,332	1,551
Accrued manufacturing and research expenses	4,999	541
Accrued issuance costs	40	1,881
Deferred R&D credit	927	—
Accrued other expenses	30	132
Total accrued liabilities	$7,501	$4,202

4. Fair Value

The following tables provide a summary of the assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$4,671	$—	$—	$4,671
Money Market Funds	68,872	—	—	68,872
U.S. Treasury Bills	—	19,871	—	19,871
Total	$73,543	$19,871	$—	$93,414

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and short-term investments:
Cash	$1,464	$—	$—	$1,464
Money Market Funds	20,780	—	—	20,780
U.S. Treasury Bills	—	36,121	—	36,121
Total	$22,244	$36,121	$—	$58,365

Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market funds and U.S. Treasury bills were included as cash and cash equivalents in the condensed consolidated balance sheet as of September 30, 2025 due to a maturity date at the time of purchase of less than 90 days. The Company's U.S. Treasury Bills were included in short-term investments as of December 31, 2024 due to a maturity greater than 90 days. The Company obtains the fair value of its Level 2 cash equivalents and short-term investments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable.

5. Available-for-sale Securities

The following table summarizes the Company's available-for-sale securities as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Cash equivalents
U.S. Treasury Bills	$19,877	$—	$(6)	$19,871
Total available-for-sale securities	$19,877	$—	$(6)	$19,871

	December 31, 2024
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Short-term investments
U.S. Treasury Bills	$36,110	$11	$—	$36,121
Total available-for-sale securities	$36,110	$11	$—	$36,121

The Company had one U.S. treasury bill security in an unrealized loss position as of September 30, 2025.

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

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. As of September 30, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

Lease Agreements

The Company has entered into lease agreements for certain office and laboratory space. The lease agreements are cancellable by the Company at any time with a six-month notice. Total rent expense for the three and nine months ended September 30, 2025 was $100 thousand and $293 thousand, respectively. Total rent expense for the three and nine months ended September 30, 2024 was $79 thousand and $225 thousand, respectively.

Clinical and Preclinical Services

The Company has entered into various agreements with third-party vendors for preclinical and clinical services. The estimated remaining non-cancellable commitments as of September 30, 2025 under these agreements were approximately $8.8 million. The Company entered into agreements with a clinical research organization ("CRO") for clinical trials of FB102, its product candidate. The Company has agreed to pay third-party costs associated with those agreements. The CRO agreements are subject to termination at any time, with or without cause, by the Company, in which case only costs earned or non-cancellable to the date of termination would remain subject to reimbursement.

Legal Proceedings

Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ (Del. Ch.)

In August 2023, Camac Fund LP (the "Plaintiff") filed a complaint (the “Complaint”) against the members of the Company's Board of Directors and entities affiliated with certain of the Company’s investors. The Complaint alleged amongst other things that the Directors breached their fiduciary duties by causing the Company to enter into a July 2023 private placement. The Company subsequently took certain actions to moot Camac’s claims in the action which Camac acknowledged. The Company made a payment to Plaintiff’s counsel in September 2024 for its fees and expenses in the amount of $1.5 million. The Court subsequently closed the case.

Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N (N.D. Tex.)

In October 2023, the Company filed a complaint (the “Texas Complaint”), captioned Forte Biosciences, Inc. v. Camac Fund, LP , et al., Case No. 3:23-cv-02399-N, in the U.S. District Court for the Northern District of Texas. The Texas Complaint alleged that the Texas Defendants issued false and misleading disclosures in connection with their efforts to elect two directors to Forte’s board of directors at the 2023 annual meeting. In October 2024, to resolve all claims and potential claims asserted by the parties, the Texas Defendants entered into a settlement agreement and release with Forte, and all Texas Defendants other than Camac entered into standstill and voting agreements. The Company paid $650 thousand related to these agreements which does not include any potential insurance recoveries. The Company expenses legal fees as they are incurred.

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

7. Equity

Preferred Stock

The Company has 10 million authorized shares of Series A Preferred Stock, par value $0.001, with no shares outstanding as of September 30, 2025 and December 31, 2024.

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

As of September 30, 2025, 317,915 pre-funded warrants were exercised and pre-funded warrants to purchase an aggregate of 5,304,511 shares of common stock remain outstanding. The 5,304,511 and 5,003,121 shares of common stock issuable upon the exercise of the pre-funded warrants is not included in the number of issued and outstanding shares of common stock as of September 30, 2025 and December 31, 2024, respectively. These warrants meet the criteria for equity classification and were recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

Warrants to purchase 176 shares of the Company’s common stock at an exercise price of $3,506.25 per share were issued pre-Merger and remain outstanding as of September 30, 2025 and December 31, 2024. These warrants have an expiration date of October 30, 2025. These warrants meet the criteria for equity classification and were recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

Shares of common stock reserved for future issuance as of September 30, 2025 were as follows:

Shares
Pre-funded warrants outstanding	5,304,511
Stock options outstanding	2,581,903
Reserved for issuance under equity incentive plans	1,800,706
RSUs outstanding	24,387
Reserved for issuance under employee stock purchase plan	41,825
Warrants outstanding	176
Total	9,753,508

8. Stock-Based Compensation

Equity Plans

In May 2021 the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). As amended and restated in February 2025, the 2021 Plan has an aggregate of 3,340,000 authorized shares.

The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Service-based awards generally vest over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. Certain other awards vest monthly over thirty-six months for subsequent grants. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of September 30, 2025, there were 909,506 shares available for issuance under the 2021 Plan.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 20,000 shares for future grant under the 2020 Inducement Plan. The 2020 Inducement Plan, as amended and restated in September 2025, has an aggregate of 1,080,000 authorized shares. As of September 30, 2025, there were 891,200 shares available for issuance under the 2020 Inducement Plan.

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

The weighted average grant-date fair value of stock options granted in the three and nine months ended September 30, 2025 was $12.61 and $6.67, respectively. The weighted average grant-date fair value of stock options granted in the three and nine months ended September 30, 2024 was $6.49 and $14.25, respectively.

The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.84%	3.66%	4.06%	4.08%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term of options (years)	6.08	5.38	5.82	5.98
Volatility	118.13%	109.93%	117.23%	110.15%

The table below summarizes the stock option activity during the nine months ended September 30, 2025:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2024	212,501	$103.51	7.82	$760
Granted	2,465,000	$7.75	-	-
Exercised	(2,000)	$8.60	-	-
Cancelled/Forfeited	(93,598)	$24.16	-	-
Balances at September 30, 2025	2,581,903	$15.04	9.33	$17,411
Vested and expected to vest at September 30, 2025	2,581,903	$15.04	9.33	$17,411
Exercisable at September 30, 2025	559,974	$39.45	8.96	$3,492

The aggregate intrinsic value of options as of September 30, 2025 is based on the Company’s closing stock price of $15.00 per share. The intrinsic value of the options exercised for the three and nine months ended September 30, 2025 was $6 thousand.

Restricted Stock Unit Awards

Restricted stock units vest over four years with one sixteenth of the restricted stock units vesting every quarter.

Restricted stock unit award transactions during the nine months ended September 30, 2025 were as follows:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	28,537	$38.50
Granted	30,000	$6.65
Forfeited/Cancelled	(2,400)	$25.75
Issued as Common Stock	(31,750)	$10.51
Outstanding at September 30, 2025	24,387	$37.02

The aggregate fair value of RSUs vested during the nine months ended September 30, 2025 was $473 thousand.

2017 Employee Stock Purchase Plan

In May 2021, the Company's board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering, or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 41,825 shares available for future issuance under the ESPP as of September 30, 2025. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 12,000 shares, or (c) a number determined by the Company's board of directors that is less than (a) and (b). The Company issued 1,658 and 958 shares under the ESPP during the nine months ended September 30, 2025 and 2024, respectively. The ESPP is considered a compensatory plan. The Company recorded stock-based compensation expense related to its ESPP of $28 thousand and $42 thousand for the three and nine months ended September 30, 2025, respectively, and $2 thousand and $6 thousand for the three and nine months ended September 30, 2024, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$414	$270	$1,201	$878
General and administrative	1,065	521	3,393	1,520
Total	$1,479	$791	$4,594	$2,398

As of September 30, 2025, there was unrecognized stock-based compensation expense of $13.9 million related to stock options and restricted stock units with service conditions, which is expected to be recognized over a weighted-average period of 2.48 years. Total unrecognized stock-based compensation as of September 30, 2025 was approximately $0.5 million related to restricted stock units with performance-based vesting. The performance-based conditions are tied to development milestones which have not been met.

9. Related Party Transactions

One member of the Company’s board of directors received $150 thousand and $450 thousand for scientific consulting services during the three and nine months ended September 30, 2025, respectively, and $150 thousand and $329 thousand for the three and nine months ended September 30, 2024, respectively.

10. Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company matches employee contributions as permitted by the plan. The Company's total cost related to the 401(k) plan was $33 thousand and $123 thousand for the three and nine months ended September 30, 2025. The Company's total cost related to the 401(k) plan was $28 and $57 thousand for the three and nine months ended September 30, 2024.

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

Based on the successful completion of our patient-based Phase 1b celiac disease study, we initiated a Phase 2 celiac study in July 2025 with the topline readout expected in 2026. In November 2025, the US FDA approved our IND application for a US arm of our Phase 2 celiac study. Our Phase 1b non-segmental vitiligo trial continues with patient enrollment with topline data expected in the first half of 2026 and we have initiated a Phase 1b alopecia areata study with topline data expected in 2026.

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

We had approximately $93.4 million in cash and cash equivalents as of September 30, 2025. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our Merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

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

On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act ("OBBBA"), a broad tax and spending bill that includes provisions impacting corporate taxpayers. The OBBBA’s various provisions include, among other things, accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The impact of the new tax law did not have a material effect on our effective income tax rate and net deferred federal income tax assets, as we continue to maintain a full valuation allowance.

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

Critical Accounting Policies and Estimates

There have been no significant changes during the nine months ended September 30, 2025 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 28, 2025.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2025 and 2024

The following tables summarize our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$15,200	$5,870	$9,330
General and administrative	3,183	2,759	424
Total operating expenses	18,383	8,629	9,754
Other income, net	701	237	464
Net loss	$(17,682)	$(8,392)	$(9,290)

	For the Nine Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$36,511	$15,963	$20,548
General and administrative	9,575	13,288	(3,713)
Total operating expenses	46,086	29,251	16,835
Other income, net	1,499	928	571
Net loss	$(44,587)	$(28,323)	$(16,264)

Research and Development Expenses

Research and development expenses were $15.2 million for the three months ended September 30, 2025, compared to $5.9 million for the same period in 2024. The increase was primarily due to increases of $9.7 million in clinical and manufacturing expenses related to our Phase 2 clinical trial for celiac disease and Phase 1b clinical trials for vitiligo and alopecia areata, and $0.8 million in personnel-related expenses due to an increase in headcount, partially offset by a decrease of $1.2 million in preclinical expenses as a result of toxicology work performed in 2024.

Research and development expenses were $36.5 million for the nine months ended September 30, 2025, compared to $16.0 million for the same period in 2024. The increase was primarily due to an increase of $21.6 million in manufacturing and clinical expenses of our Phase 2 clinical trial for celiac disease and Phase 1b clinical trials for vitiligo and alopecia areata, an increase of $0.9 million in discovery work, and an increase of $0.9 million in personnel-related expenses due to an increase in headcount, partially offset by a decrease of $2.8 million in preclinical expenses as a result of toxicology work performed in 2024.

Our research and development expenses may increase as we continue to advance FB102 through a celiac Phase 2 trial including a US arm as a result of the FDA approving our IND, multiple Phase 1b clinical trials and as we pursue additional autoimmune indications.

General and Administrative Expenses

General and administrative expenses were $3.2 million for the three months ended September 30, 2025 compared to $2.8 million for the same period in 2024. The increase was primarily due to an increase of $0.6 million in personnel-related expenses, including $0.5 million in non-cash stock-based compensation, partially offset by decreases in professional expenses and legal expenses, including litigation and settlement expenses of $0.3 million.

General and administrative expenses were $9.6 million for the nine months ended September 30, 2025 compared to $13.3 million for the same period in 2024. The decrease was primarily due to decreases in professional expenses and legal expenses, including litigation and settlement expenses, of $6.0 million, partially offset by an increase of $2.1 million in personnel-related expenses, including additional non-cash stock-based compensation of $1.9 million.

Our general and administrative expenses may fluctuate in the future due to fluctuations in professional and advisory fees as we build out our infrastructure to advance FB102 through a Phase 2 and multiple Phase 1b clinical trials and pursue additional autoimmune indications.

Other Income, net

The increase in other income, net for the three and nine months ended September 30, 2025 compared with the same periods in the prior year was primarily driven by higher interest income due to an increase in our average balance of cash and cash equivalents.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or other sources. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $44.6 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $198.6 million. We expect to incur operating losses in the foreseeable future as we develop our current lead product candidate, FB102.

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

We had cash and cash equivalents of approximately $93.4 million as of September 30, 2025. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the filing date of this Form 10-Q.

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

Summary Consolidated Statements of Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(34,416)	$(20,736)
Investing activities	36,234	(6)
Financing activities	69,352	(20)
Net change in cash and cash equivalents	$71,170	$(20,762)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $34.4 million and consisted primarily of a net loss of $44.6 million adjusted for non-cash stock-based compensation of $4.6 million and decreases in net operating assets of $5.8 million.

Net cash used in operating activities for the nine months ended September 30, 2024 was $20.7 million and consisted primarily of a net loss of $28.3 million adjusted for non-cash stock-based compensation of $2.4 million and decreases in net operating assets of $5.2 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was primarily due to proceeds received from the redemption of U.S. treasury bills.

Net cash used in investing activities for the nine months ended September 30, 2024 was due to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was primarily due to Offering proceeds of $75.0 million and proceeds from the exercise of the underwriters' option of $1.8 million offset by the payment of financing issuance costs incurred in connection with the Offering, as well as issuance costs incurred in connection with the 2024 Private Placement that were incurred in the previous year and paid in the current year.

Net cash used in financing activities for the nine months ended September 30, 2024 was primarily due to the proceeds received from employee participation in our ESPP offset by tax remittances from RSUs withheld to cover tax obligations on their respective vesting dates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

For a description of our pending legal proceedings, see Note 6 - Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference. As of the filing of this report, no legal proceedings are pending against us that we believe individually or collectively are likely to have a materially adverse effect upon our financial condition, results of operations, or cash flows

Item 1A. Risk Factors.

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

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of September 30, 2025, Forte had approximately $93.4 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash and cash equivalents available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-Q. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Following the announcement of the FB-401 trial results, the Company ceased further development of FB-401 and conducted an extensive process to evaluate strategic alternatives. Following such process, the Company decided to focus on developing its FB102 program, and has successfully completed a Phase 1b trial of FB102 for patients with celiac disease. The Company is currently undertaking a Phase 2 trial in celiac's disease and Phase 1b trials for patients with non-segmental vitiligo and alopecia areata. We will be required to devote significant time and resources to developing FB102, which may not be successful.

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

Forte’s long-term prospects are highly dependent on future acceptance and revenues from a single product, FB102. FB102 is our only product candidate at this time. Forte recently completed a Phase 1b trial for patients with celiac disease. We are currently undertaking Phase 1b trials in non-segmental vitiligo and alopecia areata, and a Phase 2 celiac study with the topline readouts for each clinical trial expected in 2026. Any further development of FB102 would require substantial capital and time to complete and there is no guarantee that the current or any future clinical trial, if pursued, would be timely or successful, or that FB102 will be approved or, if approved, that commercialization would be successful.

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

Forte is a clinical-stage life sciences company with a limited operating history. Investment in product development in the life sciences industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB102, is currently in clinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each year since its inception in 2017. For the nine months ended September 30, 2025, Forte reported a net loss of $44.6 million. As of September 30, 2025, Forte had an accumulated deficit of $198.6 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

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

Even if Forte is successful in obtaining market approval for a drug product, commercial success of any approved products will also depend in large part on marketing acceptance, the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. On September 30, 2025, the government announced the first agreement with a major pharmaceutical company, Pfizer, to bring American drug prices in line with the lowest paid by other developed nations, requiring the company to offer medicines at a deep discount off the list price when selling directly to American patients. Such agreements and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear.

.

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

As of September 30, 2025, Forte had 16 full-time employees. As its research, development, manufacturing and commercialization plans and strategies continue to develop to focus on the development of FB102 and any future product candidates, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Recent changes to U.S. tax laws, as well as changes to U.S. or international tax laws that may be enacted in the future, could impact the tax treatment of Forte’s business and financial condition. For example, on July 4, 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill (the “OBBB Act”). The new tax law did not have a material impact on our effective income tax rate and net deferred federal income tax assets, as we continue to maintain a full valuation allowance, similar legislation passed in the future could adversely affect our financial condition and results of operations. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently considered changes to existing tax law that could adversely affect Forte’s financial condition and results of operations.

Forte’s ability to use net operating losses and research and development credits to offset future taxable income or tax liability may be subject to certain limitations.

As of December 31, 2024, Forte has U.S. federal and state net operating loss (“NOL”) carryforwards of $32.2 million and $11.6 million, respectively. Under current law, the federal NOL carryforwards have an indefinite life but the deductibility of such federal NOL carryforwards will be limited to 80% of Forte’s current year taxable income and generally may not be carried back to prior taxable years. All of our state NOL carryforwards expire beginning in 2037. These NOL carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future federal taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Forte’s existing federal NOL carryforwards may be subject to limitations arising from previous ownership changes. In addition, future changes in its stock ownership, many of which are outside of its control, could result in an ownership change under Section 382 of the Code. Forte’s NOL carryforwards may also be subject to similar or additional limitations under state law.

Accordingly, Forte may not be able to utilize a material portion of its NOL carryforwards. Furthermore, its ability to utilize its NOL carryforwards is conditioned upon its attaining profitability and generating U.S. federal and state taxable income. As described above, Forte has incurred significant net losses since its inception and anticipates that Forte will continue to incur significant losses for the foreseeable future; and therefore, Forte does not know whether or when Forte will generate the U.S. federal or state taxable income necessary to utilize its NOL carryforwards.

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

Further, under the current administration, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. Further, FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent agency changes and new policies lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any product candidate Forte develops. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine in the Loper Bright decision, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. Further, under the current administration, agency reorganization, departure of high-profile regulators at the FDA, layoffs due to the reduction in force initiative, government shutdown, and a lapse of U.S. government appropriations may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, the federal government issued an executive order entitled “Unleashing Prosperity Through Deregulation”, which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Fewer agency guidance documents could interfere with FDA programs or lead to more Complete Response Letters or refusals to approve products. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, including changes resulting from executive orders; freeze on hiring, federal funding for research, and external communications; layoffs; government shutdowns; return-to-office policies; and changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed. Forte cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. To the extent any legislative, administrative, or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if Forte is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Forte is not able to maintain regulatory compliance, Forte may lose any marketing approval that Forte may have obtained, and Forte may not achieve or sustain profitability.

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

No consistent policy regarding the scope of claims allowable in patents in the biotechnology field has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish Forte’s ability to protect its inventions and enforce its intellectual property rights, and more generally could affect the value of its intellectual property. In particular, its ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe its intellectual property will depend in part on its success in obtaining and enforcing patent claims that cover its technology, inventions and improvements. With respect to company-owned intellectual property, Forte cannot be sure that patents will be granted with respect to any patent applications filed by it in the future, nor can Forte be sure any patents that may be granted to Forte in the future will be commercially useful in protecting its products and the methods used to manufacture those products. Moreover, any patents that may be issued to Forte do not guarantee that Forte will have the right to practice its technology in relation to the commercialization of its products. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent Forte from commercializing any future product candidates. Any patents that may be issued to Forte in the future may be challenged, invalidated, or circumvented, which could limit its ability to stop competitors from marketing related products or limit the length of the term of patent protection that Forte may have for any product candidate it develops. In addition, the rights granted under any patents that may be issued to Forte may not provide Forte with protection or competitive advantages against competitors with similar technology. Furthermore, its competitors may independently develop similar technologies. For these reasons, Forte may have competition for any product candidate it develops. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent that may issue to Forte may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $588.25 per share, or approximately 82%, from $714.75 per share as of the close of business on September 2, 2021 to $126.50 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on November 7, 2025, was $12.08 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

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

As a public company, Forte incurs and will continue to incur significant legal, accounting and other expenses including costs associated with public company reporting requirements. Forte incurs costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as any new requirements implemented by the SEC and Nasdaq. These rules and regulations have increased Forte’s legal and financial compliance costs from when it was a private company and make some activities more time consuming and costly. These rules and regulations also may make it difficult and expensive for Forte to obtain and maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for Forte to attract and retain qualified individuals to serve on its board of directors or as executive officers, which may adversely affect investor confidence in and could cause Forte’s business or stock price to suffer.

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

Forte has and will continue to have broad discretion over the use of proceeds from any capital raising efforts, including private placement financings and public offerings completed in 2020, 2023, 2024 and 2025 and an “at the market” equity offering program commenced in 2022. Its stockholders may not agree with Forte’s decisions, and its use of the proceeds may not yield any return on its stockholders’ investments. Forte’s failure to apply the net proceeds of such financings effectively could compromise its ability to pursue its growth strategy and Forte might not be able to yield a significant return, if any, on its investment of these net proceeds. Forte’s stockholders will not have the opportunity to influence its decisions on how to use the net proceeds from such financings.

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

As of September 30, 2025 , Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

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

Forte Biosciences, Inc.

Date: November 14, 2025	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)