Form 10-K
period 2025-12-31
Forte Biosciences, Inc.
filed 2026-03-31
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

sep

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2025 was $157.0 million.

The number of shares of Registrant’s Common Stock outstanding as of March 27, 2026 was 13,885,668.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the Registrant’s 2026 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Annual Report on Form 10-K assuming such proxy statement is filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025. If such proxy statement is not filed on or before such date, the information called for by Part III will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

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

In 4- and 13-week non-human primate (NHP) studies, after a single dose, FB102 demonstrated significant reductions in the NK cell pharmacodynamic marker (up to approximately 80%-90%). Additionally, after multiple doses at exposures comparable to human therapeutic doses, Treg levels in the FB102 dosing arm were similar to vehicle supporting the in-vitro data and mechanism of action of FB102.

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

In June 2025, we announced positive data in our celiac disease Phase 1b study. The study enrolled 32 subjects 3:1 randomized (24 on FB102 and 8 on placebo). Subjects received 4 doses of FB102 (10 mg/kg) and underwent a 16-day gluten challenge. In addition to safety and tolerability, the study assessed morphologic and inflammatory endpoints along with gluten challenge induced symptoms.

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

Based on the successful completion of our patient-based Phase 1b celiac disease study, we initiated a Phase 2 celiac study in July 2025 with the topline readout expected in 2026. In November 2025, the US FDA approved our IND application for a US arm of our Phase 2 celiac study. Our Phase 1b non-segmental vitiligo trial is expecting topline data in the first half of 2026 and we have also initiated a Phase 1b alopecia areata study with topline data expected in 2026.

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

Further we believe FB102 has potentially other autoimmune and autoimmune-related applications including in type 1 diabetes ("T1D") which is caused by autoreactive T Cells destroying insulin-producing pancreatic β- cells. CD8+ T cells with receptors recognizing β-cell specific peptides are enriched in pancreatic islets of T1D patients. Environmental stress causes β-cells to upregulate MHC and to express IL-15 and IL-15RA. (Herold 2024 Nat Rev Immunol. PMID 38308004). It is estimated that 64,000 people in the U.S. are diagnosed with T1D annually (https://beyondtype1.org/type-1-diabetes-statistics/).

We had approximately $77.0 million in cash and cash equivalents as of December 31, 2025. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

Since our inception, we have funded our operations primarily through private placements and public offerings of our equity securities. In fiscal year 2025, 2024 and 2023, we raised approximately $75.0 million, $53.0 million and $25.0 million respectively, through a combination of private placements and public offerings as discussed in more detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Intellectual Property

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB102 program. We also own one pending PCT application, six pending US applications and eighteen pending foreign applications in Europe, Australia, Canada, China, Eurasia, Hong Kong, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, Brazil, India, South Africa, Taiwan and Argentina related to the FB102 program. The estimated expiration dates of these patents are 2043-2046. We also own one pending US application and one pending application in Europe that is not material to Forte's FB102 program.

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

Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities comply with cGMP requirements to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers those recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if an applicant submits the requested data and information, the FDA may decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than an applicant does. Further, FDA’s “real time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our business and competitive advantage.

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine in Loper Bright Enterprises v. Raimondo, which historically has provided deference to regulatory agencies’ statutory interpretations in litigation against the government where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the current administration may lead to new policies, changes in the regulations, or disruptions to the operations of federal agencies, any of which may impact our clinical development plans.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will remain in effect through 2032, unless Congress takes additional action. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, or IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Additionally, the current administration also issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic drug and biosimilar entry sooner than expected, could materially harm the Company’s business, including with respect to its ability to set adequate pricing for new drugs to recover its research and development costs. The impact of future judicial challenges, legislative, executive, and administrative actions implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Employees and Human Capital

As of December 31, 2025, we had 19 full-time employees, primarily engaged in research and development, manufacturing and administration. None of Forte’s employees are represented by labor unions or covered by collective bargaining agreements. Forte considers its relationship with its employees to be good.

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

Our ability to execute on our business strategy is subject to a number of risks, which are discussed more fully below in this section. You should carefully consider these risks before making an investment in our common stock. These risks include, among others, the following:

•
Forte will require significant additional capital to fund its operations and if Forte fails to obtain necessary financing, Forte will not be able to continue to advance or complete the clinical development and commercialization of its current lead product candidate, FB102, or any future product candidates.
•
Forte’s business is almost entirely dependent on the success of developing FB102, which may not be successful.
•
Results from early preclinical studies and clinical trials may not necessarily be predictive of results from later stage studies or clinical trials.
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
•
Positive results from early preclinical studies and clinical trials may not necessarily be predictive of the results of any future clinical trials of product candidates. Forte may be unable to successfully develop, obtain regulatory approval for and commercialize any product candidates.
•
Interim top-line and preliminary data from prior, current or future clinical trials that Forte announces or publishes from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
The market opportunities for FB102 may be limited and Forte’s estimates of the incidence and prevalence of its target patient populations may be inaccurate.
•
Forte is early in its development efforts. FB102 will require significant additional clinical development before Forte seeks regulatory approval of any product candidate. If Forte is unable to advance FB102 to clinical development, obtain regulatory approval and ultimately commercialize a product candidate or experiences significant delays in doing so, its business will be materially harmed.
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
•
The market price of Forte’s common stock is expected to be volatile. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Litigation has previously arisen in connection with the 2023 Private Placement or the 2024 Private Placement, and more could arise in the future in connection with volatility in trading and/or future securities offerings, which could be costly, divert management’s attention and otherwise materially harm our business.
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

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of December 31, 2025, Forte had approximately $77.0 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its current cash and cash equivalents available will enable it to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of this Form 10-K. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
•
the effect of potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the military conflicts in Eastern Europe and the Middle East, trade policies, potential trade wars, and actions or inactions of the U.S. or other major national governments (including the imposition of tariffs and retaliatory measures), and any potential future financial institution failures, and otherwise;
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

In March 2025, the Company filed a shelf registration statement on Form S-3 that went effective in April 2025 to register the issuance of up to $300.0 million in securities.

In June 2025, the Company closed a public offering (the “Offering”) pursuant to which it sold 5,630,450 shares of common stock at a price to the public of $12.00 per share and pre-funded warrants to purchase 619,606 shares of common stock at a price to the public of $11.999 per pre-funded warrant, which represents the per share public offering price for the shares less the exercise price for each pre-funded warrant. The Company also granted the underwriters an option (the "Option"), exercisable for a period of 30 days, to purchase up to an additional 937,508 shares of common stock. The pre-funded warrants have an exercise price of $0.001 per share, are immediately exercisable and remain exercisable until exercised in full. The holders of the pre-funded warrants will not be entitled to exercise any portion of any pre-funded warrant that, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by any such holder, together with its affiliates, to exceed 9.9%. However, the holder of the pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. The gross proceeds from the Offering were $75.0 million and the Company incurred approximately $5.1 million in underwriting discounts, commissions and offering expenses. In July 2025 the underwriters of the Offering exercised the Option and purchased 148,258 shares of common stock for gross proceeds of $1.8 million and incurred issuance costs of $0.1 million.

In November 2024, the Company issued 4,931,389 shares of our common stock at a purchase price of $5.5520 per share, and 4,615,555 pre-funded warrants to purchase shares of common stock at a purchase price of $5.5510 per pre-funded warrant ("2024 Private Placement"). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the 2024 Private Placement were $53.0 million and the Company incurred $3.4 million in issuance costs. Certain executive officers and senior management of the Company participated in this 2024 Private Placement, purchasing $475 thousand in shares of common stock at a purchase price of $5.552 per share. In connection with the 2024 Private Placement, the Company filed a registration statement on Form S-3 that was declared effective on December 20, 2024.

In July 2023, the Company completed the 2023 Private Placement financing pursuant to which the Company sold (i) 606,678 shares of common stock, and (ii) 387,566 pre-funded warrants to purchase common stock at a purchase price of $25.13 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.025 per share of common stock, were immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the 2023 Private Placement were approximately $25.0 million, before deducting offering expenses payable by the Company. While the proceeds from the Offering and the Private Placements provided further funding for the Company’s operations, the Company will still require additional capital to fund its operations and complete the development and commercialization of FB102 or any future product candidates.

Forte does not have any committed external source of funds or other support for its development efforts, and Forte cannot be certain that additional funding will be available on acceptable terms, or at all. Until Forte can generate sufficient product or royalty revenue to finance its cash requirements, which Forte may never do, Forte expects to finance its future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If Forte raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights. Further, to the extent that Forte raises additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, each existing investors’ ownership interest will be diluted. If Forte raises additional capital through debt financing, Forte would be subject to fixed payment obligations and may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If Forte raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, Forte may have to relinquish certain valuable rights to its product candidate, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Forte also could be required to seek collaborators for one or more of its current or future product candidates at an earlier stage than otherwise would be desirable or relinquish its rights to product candidates or technologies that Forte otherwise would seek to develop or commercialize itself. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from trade policies, potential trade wars, and actions or inactions of the U.S. or other major national governments (including the imposition of tariffs and retaliatory measures), the military conflicts in Eastern Europe and the Middle East, the effect of inflationary pressure on the United States capital markets, adverse developments affecting the financial services industry (such as the collapse of Silicon Valley Bank in March 2023 and any similar bank collapses or closures) and otherwise. If Forte is unable to raise additional capital in sufficient amounts or on terms acceptable to it, Forte may have to significantly delay, scale back or discontinue the development or commercialization of its current product candidate, FB102, or one or more of its other current or future research and development initiatives. Any of the above events could significantly harm its business, prospects, financial condition and results of operations and cause the price of its common stock to decline.

Forte’s business through 2021 had been almost entirely focused on the success of FB-401 and Forte subsequently decided to discontinue the advancement of FB-401. In 2022, Forte decided to devote significant time and resources to developing FB102, which may not be successful.

Through August 2021, Forte invested substantially all of its efforts and financial resources into the research and development of FB-401, which was its only product candidate to enter into clinical trials at that time. In September 2021, following the release of the FB-401 trial results, Forte announced that it would discontinue the advancement of FB-401 and conducted an extensive process to evaluate strategic alternatives. In 2022, the Company decided to focus on developing its FB102 program, and since has completed a Phase 1b trial of FB102 for patients with celiac disease in 2025. The Company is currently undertaking a Phase 2 trial in celiac's disease and Phase 1b trials for patients with non-segmental vitiligo and alopecia areata. We will be required to devote significant time and resources to developing FB102, which may not be successful.

Results from early-preclinical studies and clinical trials may not be predictive of results from later-stage studies or clinical trials.

We are still early in our testing of FB102, and it is our only product candidate in clinical development. While initial preclinical and Phase 1b clinical data demonstrated positive results, additional clinical studies may produce negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional testing. Success of FB102 in early preclinical studies and clinical trials does not mean that future clinical trials will be successful. In addition, preclinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies have nonetheless failed to obtain marketing approval. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after obtaining promising results in preclinical studies and early clinical trials. Any of these events could limit the commercial potential of our product candidate and have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Prior to the closing of the Merger, Forte’s predecessor company was formed in 2017 as a privately held company. We are early in our development efforts of FB102 and, prior to discontinuing the advancement of FB-401, were early in our clinical development efforts of FB-401.

Forte has no products approved for commercial sale and has not generated any revenue from product sales. Forte’s ability to generate product revenue or profits is dependent on the successful development and eventual commercialization of FB102. Given the early stage of FB102, which recently completed a Phase 1b trial for celiac disease, and the highly uncertain nature of early-stage drug development, Forte may never be able to develop or commercialize a marketable product.

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

Forte’s limited operating history may make it difficult to evaluate its, or any new, technology and industry and predict its future performance. Forte’s short history as an operating company makes any assessment of its future success or viability subject to significant uncertainty. Forte expects to encounter risks and difficulties frequently experienced by early-stage companies in evolving fields. If Forte does not address these risks successfully, its business will suffer. Similarly, Forte expects that its financial condition and operating results will fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond its control. As a result, its stockholders should not rely upon the results of any quarterly or annual period as an indicator of future operating performance.

Forte has incurred net losses in every year since its inception and anticipates that it will continue to incur net losses in the future.

Forte is a clinical-stage life sciences company with a limited operating history. Investment in product development in the life sciences industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB102, is currently in clinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each year since its inception in 2017. For the twelve months ended December 31, 2025, Forte reported a net loss of $69.4 million. As of December 31, 2025, Forte had an accumulated deficit of $223.4 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

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
•
manufacturing costs, formulation issues, manufacturing deficiencies or other factors that make FB102 or any future product candidate uneconomical; and
•
proprietary rights of others and their competing products and technologies that may prevent FB102 or any future product candidate from being commercialized.

The length of time necessary to complete clinical trials and to submit an application for marketing approval of a drug product candidate for a final decision by a regulatory authority may be difficult to predict for FB102 or any future product candidate, in large part because of its limited regulatory history.

Even if Forte is successful in obtaining market approval for a drug product, commercial success of any approved products will also depend in large part on marketing acceptance, the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies and the

Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear.

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

To obtain the requisite regulatory approvals to commercialize any product candidate, Forte must demonstrate through extensive clinical trials that its product candidate is safe and effective in humans for its intended use. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. As seen with the FB-401 trial, Forte may be unable to establish clinical endpoints, dose levels and regimens or bioanalytical assay methods that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. The outcome of preclinical studies and early clinical trials may not necessarily be predictive of the success of later clinical trials, and interim results of these studies or trials do not necessarily predict final results. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidate performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidate.

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
•
regulators may revise the requirements for approving its product candidates, or such requirements may not be as Forte anticipates;
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

Before obtaining regulatory approvals for the commercial sale of any products, Forte must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that FB102 is both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The results of preclinical studies as well as early clinical trials of a product candidate may not necessarily be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such clinical trials are completed. There is typically an extremely high rate of attrition from the failure of product candidate proceeding through clinical trials.

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

Positive results from early preclinical studies and clinical trials may not necessarily be predictive of the results of any current or future clinical trials of product candidates. Forte may be unable to successfully develop, obtain regulatory approval for and commercialize any product candidates.

While we announced positive data from our Phase 1b trial in celiac disease for FB102 in June 2025, any positive results from our preclinical studies and clinical trials of any product candidates may not necessarily be predictive of results from later stage studies or required clinical trials. Similarly, even if Forte is able to complete future clinical trials of FB102 or any other product candidates according to its current development timeline, the positive results from such future clinical trials may not be replicated in subsequent clinical trial results.

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

As of March 27, 2026, Forte had 23 full-time employees. As its research, development, manufacturing and commercialization plans and strategies continue to focus on the development of FB102, including for additional indications, and any other future product candidates, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Forte’s current operations are located in Texas, and Forte or the third parties upon whom Forte depends may be adversely affected by natural disasters, pandemics or other events out of Forte’s control, and its business continuity and disaster recovery plans may not adequately protect Forte from a serious disaster.

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

Recent changes to U.S. tax laws, as well as changes to U.S. or international tax laws that may be enacted in the future, could impact the tax treatment of Forte’s business and financial condition. For example, in July 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill (the “OBBB Act”). The new tax law did not have a material impact on our effective income tax rate and net deferred federal income tax assets, as we continue to maintain a full valuation allowance, similar legislation passed in the future could adversely affect our financial condition and results of operations. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently considered changes to existing tax law that could adversely affect Forte’s financial condition and results of operations.

Forte’s ability to use net operating losses and research and development credits to offset future taxable income or tax liability may be subject to certain limitations.

As of December 31, 2025, Forte has U.S. federal and state net operating loss (“NOL”) carryforwards of $59.8 million and $11.6 million, respectively. Under current law, the federal NOL carryforwards have an indefinite life but the deductibility of such federal NOL carryforwards will be limited to 80% of Forte’s current year taxable income and generally may not be carried back to prior taxable years. All of Forte's state NOL carryforwards expire beginning in 2037. These NOL carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future federal taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Forte’s existing federal NOL carryforwards may be subject to limitations arising from previous ownership changes. In addition, future changes in its stock ownership, many of which are outside of its control, could result in an ownership change under Section 382 of the Code. Forte’s NOL carryforwards may also be subject to similar or additional limitations under state law. Accordingly, Forte may not be able to utilize a material portion of its NOL carryforwards. Furthermore, its ability to utilize its NOL carryforwards is conditioned upon its attaining profitability and generating U.S. federal and state taxable income. As described above, Forte has incurred significant net losses since its inception and anticipates that Forte will continue to incur significant losses for the foreseeable future; and therefore, Forte does not know whether or when Forte will generate the U.S. federal or state taxable income necessary to utilize its NOL carryforwards.

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

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.

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

Changes in United States trade policy, with regard to tariffs, could have a material adverse impact on our business, financial condition, and results of operations.

Changes in United States trade policy, including with regard to tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of retaliatory or new tariffs or increases in existing tariffs on goods imported from countries where we source study or trial material or supplies from third party suppliers could result in increased material costs for us. If we are unable to mitigate these risks through supply chain adjustments, such as changing third party suppliers, the development, testing and clinical trials of our drug candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

If we, or our wholly-owned subsidiary, lose our ability to operate in Australia, or if our subsidiary is unable to benefit from the past or future R&D tax rebates available under current Australian regulations, our business and results of operations could be harmed.

Through our wholly-owned subsidiary in Australia, we conduct certain R&D activities, including some of our clinical trials. Current Australian tax regulations provide for a R&D cash rebate on qualified R&D activities incurred in the country. The Australian R&D tax incentive program is a self-assessment program, and as such, the Australian Taxation Office (ATO) has the right to review our program and our related expenditures for a period of four years following the tax return filing date. If we are ineligible or unable to receive the anticipated cash rebate, if past rebates are determined to be ineligible upon an audit by the ATO, or if the Australian government significantly reduces or eliminates the rebate, our business and results of operations would be adversely affected.

Due to the geographic distance from our headquarters, we may not be able to successfully monitor or conduct our clinical trials and R&D activities in Australia. We can provide no assurance that the results of any clinical trials that we conduct in Australia will be accepted by the FDA or other foreign authority. Furthermore, if we lose our ability to operate our subsidiary in Australia, our business and results of operations may be adversely affected.

Risks related to government regulation

Forte is early in its development efforts. FB102 will require significant additional clinical development before Forte seeks regulatory approval of any product candidate. If Forte is unable to continue or advance the clinical development of FB102, obtain regulatory approval and ultimately commercialize a product candidate or experiences significant delays in doing so, its business will be materially harmed.

Forte is early in its development efforts and will invest substantially all of its efforts and financial resources in the development of FB102. Its ability to generate product revenues, which Forte does not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of a product candidate, which may never occur. Forte currently generates no revenue from sales of any products, and Forte may never be able to develop or commercialize a marketable product. The success of FB102 will depend on several factors, including the following:

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. It is unpredictable how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of Forte’s patent rights. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit issued a decision involving the interaction of patent term adjustment ("PTA"), terminal disclaimers, and obvious-type double patenting. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on Forte’s future patent portfolio and its ability to protect and enforce its intellectual property in the future.

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

Forte’s commercial success depends in part on its and its collaborators’ ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to Forte’s future patents.

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $588.25 per share, or approximately 82%, from $714.75 per share as of the close of business on September 2, 2021 to $126.50 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on March 27, 2026, was $25.50 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

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

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the company’s profitability and reputation and negatively impact our business.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts in Ukraine and the Middle East, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such military conflicts, including in Eastern Europe and the Middle East, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

As of December 31, 2025, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

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

Item 2. Properties.

We entered into lease agreements in December 2021 for office space in Dallas, Texas and in April 2023 for laboratory space in San Diego, California. These lease agreements are cancellable by the Company with a six-month notice. We believe that our existing facilities are adequate to meet our current business requirements and that if additional space is required, it will be available on commercially reasonable terms. In addition, we believe that our existing facilities are in good condition, adequate and suitable for their intended purposes.

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

Holders of Record

As of March 27, 2026, there were 168 registered stockholders of record. We are unable to estimate the actual number of stockholders as our shares are also held by brokers and other institutions on behalf of our stockholders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2025.

Sales of Unregistered Securities

During the year ended December 31, 2025, there have been no unregistered sales of securities.

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

In 4- and 13-week non-human primate (NHP) studies, after a single dose, FB102 demonstrated significant reductions in the NK cell pharmacodynamic marker (up to approximately 80%-90%). Additionally, after multiple doses at exposures comparable to human therapeutic doses, Treg levels in the FB102 dosing arm were similar to vehicle supporting the in-vitro data and the mechanism of action of FB102.

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

Based on the successful completion of our patient-based Phase 1b celiac disease study, we initiated a Phase 2 celiac study in July 2025 with the topline readout expected in 2026. In November 2025, the US FDA approved our IND application for a United States arm of our Phase 2 celiac study. Our Phase 1b non-segmental vitiligo trial is expecting topline data in the first half of 2026 and we have initiated a Phase 1b alopecia areata study with topline data expected in 2026.

Celiac disease is an autoimmune disease that is triggered by consuming gluten and results in damage to the small intestine. Symptoms include diarrhea, fatigue, headaches, anemia, nausea and dermatitis herpetiformis (an itchy skin rash). A significant patient population of celiac disease patients do not respond to gluten free diet. The health consequences for not treating include malnourishment, cancer and other autoimmune conditions. It is estimated that 1:133 in U.S. (2.5 million people) have celiac disease (Fasano, Arch Intern Med. 2003 PMID: 12578508) and that 0.3% to 0.5% of celiac disease patients are non-responsive (Malamut Gastroenterology. 2024 38556189). It has been estimated by various U.S. advocacy and epidemiology sources that up to 80% of people in the U.S. with celiac disease are undiagnosed. There are no approved treatment options for celiac disease.

Vitiligo is a disease of the skin mediated primarily by NK and CD8+ T cells that attack melanocytes leading to patchy depigmentation of the skin. It is estimated that vitiligo affects 2 million people in the United States (NIH). The global vitiligo treatment market size was estimated at $1.6-1.8 billion in 2024-2025 and is projected to reach approximately $2.3-2.7 billion by 2032-2034 (Fortune Business Insights).

Alopecia areata is a disease in which immune cells attack and damage hair follicles and is mediated primarily by CD8+ T cells and NK cells. The global alopecia treatment market has been valued at around $3-3.5 billion in 2024 with some forecasts pointing to the potential to reach $6 billion in 2032-2034 (DataM Intelligence).

Further, we believe FB102 has potentially other autoimmune and autoimmune-related applications including in type 1 diabetes ("T1D") which is caused by autoreactive T Cells destroying insulin-producing pancreatic β- cells. CD8+ T cells with receptors recognizing β-cell specific peptides are enriched in pancreatic islets of T1D patients. Environmental stress causes β-cells to upregulate MHC and to express IL-15 and IL-15RA. (Herold 2024 Nat Rev Immunol. PMID 38308004). It is estimated that 64,000 people are diagnosed with T1D annually (https://beyondtype1.org/type-1-diabetes-statistics/).

We had approximately $77.0 million in cash and cash equivalents as of December 31, 2025. Our common stock is publicly traded on the Nasdaq Capital Market under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

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

In November 2024, we issued 4,931,389 shares of our common stock at a purchase price of $5.5520 per share, and 4,615,555 pre-funded warrants to purchase shares of common stock at a purchase price of $5.5510 per pre-funded warrant ("2024 Private Placement"). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds of the 2024 Private Placement were $53.0 million and we incurred $3.4 million in issuance costs. In connection with the 2024 Private Placement, we filed a registration statement on Form S-3 that was declared effective in December 2024.

Intellectual Property

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB102 program. We also own one pending PCT application, six pending US applications and eighteen pending foreign applications in Europe, Australia, Canada, China, Eurasia, Hong Kong, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, Brazil, India, South Africa, Taiwan and Argentina related to the FB102 program. The estimated expiration dates of these patents are 2043-2046. We also own one pending US application and one pending application in Europe that is not material to Forte's FB102 program.

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

In July 2025, the U.S. federal government enacted the One Big Beautiful Bill Act ("OBBBA"), a broad tax and spending bill that includes provisions impacting corporate taxpayers. The OBBBA’s various provisions include, among other things, accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The impact of the new tax law did not have a material effect on our effective income tax rate and net deferred federal income tax assets, as we continue to maintain a full valuation allowance.

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

We anticipate research and development expenses to continue to increase in the future as we develop our current lead product candidate, FB102. Our research and development expenses may increase as we continue to advance FB102 through a celiac Phase 2 trial including a U.S. arm as a result of the FDA approving our IND, multiple Phase 1b clinical trials and if we pursue additional autoimmune indications.

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees such as legal, auditing, tax and business consulting services, personnel expenses and travel costs, costs associated with being a publicly traded company such as Sarbanes-Oxley compliance, accounting fees, and directors’ and officers’ liability insurance premiums. Our general and administrative expenses may fluctuate due to fluctuations in professional and legal advisory fees and generally increase as we build out our infrastructure to further develop FB102.

Interest Income

Other income consists of interest income earned on our cash, cash equivalents and short-term investment balances.

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

Pre-Funded Warrants

We assessed the pre-funded warrants issued with equity financing for appropriate equity or liability classification and determined the pre-funded warrants were freestanding instruments that do not meet the definition of a liability in accordance with ASC 480 and do not meet the definition of a derivative in accordance with ASC 815.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following tables summarize our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$58,247	$21,193	$37,054
General and administrative	12,410	15,409	(2,999)
Total operating expenses	70,657	36,602	34,055
Loss from operations	(70,657)	(36,602)	(34,055)
Interest income	2,715	1,314	1,401
Other expense, net	(396)	(190)	(206)
Total other income, net	2,319	1,124	1,195
Net loss before taxes	(68,338)	(35,478)	(32,860)
Income tax expense	1,037	-	1,037
Net loss	$(69,375)	$(35,478)	$(33,897)

Research and Development Expenses

Research and development expenses were $58.2 million for the year ended December 31, 2025, compared to $21.2 million during the same period in 2024. The increase was primarily due to an increase of $36 million in manufacturing and clinical expenses related to FB102 for our Phase 2 clinical trial for celiac disease and Phase 1b clinical trials for vitiligo and alopecia areata, an increase of $0.4 million in discovery work, and an increase of $1.9 million in personnel-related expenses due to an increase in headcount, partially offset by a decrease of $1.5 million in preclinical expenses as a result of toxicology work performed in 2024.

Our research and development expenses may increase as we continue to advance FB102 through a celiac Phase 2 trial including a U.S. arm as a result of the FDA approving our IND, multiple Phase 1b clinical trials and if we pursue additional autoimmune indications.

General and Administrative Expenses

General and administrative expenses were $12.4 million for the year ended December 31, 2025 compared to $15.4 million for the same period in 2024. The decrease was primarily due to decreases in professional and legal advisory fees, including litigation and settlement expenses, of $6.1 million, partially offset by an increase of $3.0 million in personnel-related expenses, including additional non-cash stock-based compensation of $2.5 million.

Our general and administrative expenses may fluctuate in the future due to fluctuations in professional and advisory fees as we build out our infrastructure to advance FB102 through a Phase 2 trial, multiple Phase 1b clinical trials and if we pursue additional autoimmune indications.

Interest Income

The increase in interest income for the year ended December 31, 2025, compared with the same period in the prior year was primarily driven by higher interest income earned from higher average cash and cash equivalents balances.

Other Expense, net

The increase in other expense, net for the year ended December 31, 2025, compared with the same period in the prior year was primarily driven by foreign exchange losses.

Income Tax Expense

Income tax expense for the year ended December 31, 2025, was related to the Company's subsidiary in Australia.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or other sources. We have incurred operating losses in each year since inception. Our net loss was $69.4 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $223.4 million. We expect to incur operating losses in the foreseeable future as we further develop FB102.

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

In November 2024, the Company issued 4,931,389 shares of the Company’s common stock at a purchase price of $5.552 per Share and 4,615,555 pre-funded warrants to purchase shares of common stock at a purchase price of $5.551 per pre-funded warrant ("2024 Private Placement") in connection with a Securities Purchase Agreement (the “2024 Purchase Agreement”). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The holders of pre-funded warrants may not exercise a pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 19.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. In connection with the 2024 Private Placement, the Company filed a registration statement to register shares on Form S-3, which was declared effective on December 20, 2024. The gross proceeds of the 2024 Private Placement were $53.0 million and the Company incurred $3.4 million in issuance costs. Certain executive officers and senior management of the Company participated in this 2024 Private Placement, purchasing $475 thousand in shares of common stock at a purchase price of $5.552 per share.

We had cash and cash equivalents of approximately $77.0 million as of December 31, 2025. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the filing date of this Form 10-K.

Future Capital Requirements

We have not generated any revenue from product sales or from out-licensing. We do not know when, or if, we will generate any revenue. We expect to incur ongoing losses as we develop FB102, which we believe has potentially broad application for autoimmune and autoimmune-related indications such as celiac disease, vitiligo, alopecia areata and type 1 diabetes. FB102 is currently in clinical development in two Phase 1b and one Phase 2 clinical trials. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•
the initiation and progress of additional clinical trials and preclinical studies for our product candidate in other indications of FB102;

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

Summary Consolidated Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(50,882)	$(30,745)
Investing activities	36,234	(35,993)
Financing activities	69,361	51,857
Net increase (decrease) in cash	$54,713	$(14,881)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $50.9 million and consisted primarily of a net loss of $69.4 million adjusted for non-cash stock-based compensation of $6.3 million and a decrease in net operating assets of $12.4 million.

Net cash used in operating activities for the year ended December 31, 2024 was $30.7 million and consisted primarily of a net loss of $35.5 million adjusted for non-cash stock-based compensation of $3.1 million and a decrease in net operating assets of $1.7 million.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was primarily due to proceeds received from the redemption of U.S. treasury bills.

Net cash used in investing activities for the year ended December 31, 2024 was primarily due to the purchase of U.S treasury bills.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was primarily due to proceeds received from the Offering of $75.0 million and from the exercise of the underwriters' option of $1.8 million, which were partially offset by the payment of financing costs incurred in connection with the Offering, the underwriters' option exercise, and the 2024 Private Placement costs incurred in 2024 but paid in 2025.

Net cash provided by financing activities for the year ended December 31, 2024 was primarily due to the net proceeds of $51.9 million received from our 2024 Private Placement of 4,931,389 shares of the Company’s common stock at a purchase price of $5.552 per share, and 4,615,555 pre-funded warrants to purchase shares of common stock at a purchase price of $5.551 per pre-funded warrant.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity pursuant to indemnification agreements. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2025 and 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference. Our board of directors has adopted a Business and Ethics Code of Conduct (the “Code of Conduct”) that applies to our officers, directors and employees which is available on our website at www.fortebiorx.com. The Code of Conduct contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K.

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

10.12+	At Market Issuance Sales Agreement between the Company and Ladenburg Thalmann & Co. Inc. incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed on April 1, 2022.

10.13+	Amended and Restated 2021 Equity Incentive Plan, and forms of agreements thereunder, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on 10-Q filed on May 15, 2025.

10.14+	Amended and Restated Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2025.

10.15+	Form of Change in Control and Severance Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022.

10.16

Securities Purchase Agreement, dated July 28, 2023, by and among the Company and the Purchasers thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on August 1, 2023.

10.17

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

10.19

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

10.21

Letter Agreement, dated November 21, 2024, by and among the Company, OrbiMed Private Investments IX, LP, OrbiMed Genesis Master Fund, L.P., and The Biotech Growth Trust PLC, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025.

10.22

Letter Agreement, dated November 21, 2024, by and between the Company and Tybourne Strategic Opportunities Fund II, LP, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025.

19.1	Amended and Restated Insider Trading Policy, incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.

23.1*	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

24.1*	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy, incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Forte Biosciences, Inc.

Date: March 31, 2026	By:	/s/ Paul Wagner
Paul Wagner, Ph.D. President & Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2026	By:	/s/ Antony Riley
Antony Riley Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul A. Wagner, Ph.D.	Chairman and Chief Executive Officer	March 31, 2026
Paul A. Wagner, Ph.D.

/s/ Antony Riley	Chief Financial Officer	March 31, 2026
Antony Riley

/s/ Scott Brun, M.D.	Director	March 31, 2026
Scott Brun, M.D.

/s/ Stephen Doberstein, Ph. D.	Director	March 31, 2026
Stephen Doberstein, Ph. D.

/s/ Barbara K. Finck, M.D.	Director	March 31, 2026
Barbara K. Finck, M.D.

/s/ David Gryska	Director	March 31, 2026
David Gryska

/s/ Shiv Kapoor	Director	March 31, 2026
Shiv Kapoor

/s/ Steven Kornfeld	Director	March 31, 2026
Steven Kornfeld

/s/ Rich Vincent	Director	March 31, 2026
Rich Vincent

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Forte Biosciences, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Forte Biosciences, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Accounting for warrants issued in 2025

As described in Note 7 to the consolidated financial statements, in June 2025, the Company issued 5,630,450 shares of the Company’s common stock and 619,606 pre-funded warrants to purchase shares of common stock in a public offering. The Company determined that the June 2025 pre-funded warrants meet the criteria for equity-classified instruments and were, therefore, recorded in additional paid-in capital at issuance and are not subject to remeasurement. At December 31, 2025, additional paid-in capital included $71.6 million related to the June 2025 issuance of common stock and pre-funded warrants.

We identified the assessment of the accounting for the June 2025 pre-funded warrants to purchase common stock, specifically the classification as liabilities or equity, as a critical audit matter. A high degree of challenging and complex auditor judgment was involved in assessing the warrant features, which required interpretation of the complex terms of the agreements in order to apply the appropriate accounting guidance.

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

/s/ KPMG LLP

San Diego, California

March 31, 2026

Forte Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value data)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$76,957	$22,244
Short-term investments	-	36,121
Prepaid expenses and other current assets	3,632	2,981
Total current assets	80,589	61,346

Property and equipment, net	129	77
Other assets	2,061	138
Total assets	$82,779	$61,561

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,989	$4,879
Accrued liabilities	10,762	4,202
Total current liabilities	20,751	9,081
Income tax payable	1,037	-
Total liabilities	21,788	9,081
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 12,948,308 and 6,393,323 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	13	6
Additional paid-in capital	284,348	206,461
Accumulated other comprehensive income	3	11
Accumulated deficit	(223,373)	(153,998)
Total stockholders’ equity	60,991	52,480
Total liabilities and stockholders’ equity	$82,779	$61,561

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$57,647	$20,714
Research and development - related party	600	479
General and administrative	12,410	15,409
Total operating expenses	70,657	36,602
Loss from operations	(70,657)	(36,602)
Interest income	2,715	1,314
Other expense, net	(396)	(190)
Total other income, net	2,319	1,124
Net loss before taxes	(68,338)	(35,478)
Income tax expense	1,037	—
Net loss	$(69,375)	$(35,478)
Per share information:
Net loss per share - basic and diluted	$(4.71)	$(12.17)

Weighted average shares and pre-funded warrants outstanding, basic and diluted	14,717,734	2,915,894

Comprehensive loss:
Net loss	$(69,375)	$(35,478)
Unrealized (loss) gain on available-for-sale securities, net	(8)	7
Comprehensive loss	$(69,383)	$(35,471)

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance — December 31, 2023	1,453,402	$1	$153,829	$4	$(118,520)	$35,314
Issuance of common stock under ESPP	958	—	14	—	—	14
Issuance of common stock and pre-funded warrants in PIPE financing, net of offering costs of $3,436	4,931,389	5	49,559	—	—	49,564
Issuance of common stock upon vesting of restricted stock units, net	7,721	—	(35)	—	—	(35)
Stock based compensation	—	—	3,095	—	—	3,095
Unrealized gain on available-for-sale securities, net	—	—	—	7	—	7
Settlement of fractional shares paid in cash	(147)	—	(1)	—	—	(1)
Net loss	—	—	—	—	(35,478)	(35,478)
Balance — December 31, 2024	6,393,323	6	206,461	11	(153,998)	52,480
Issuance of common stock under ESPP	1,658	—	18	—	—	18
Issuance of common stock and pre-funded warrants in public offering, net of offering costs of $5,058	5,630,450	6	69,935	—	—	69,941
Issuance of common stock upon exercise of underwriter option, net of offering costs of $107	148,258	—	1,672	—	—	1,672
Issuance of common stock upon vesting of restricted stock units, net of taxes paid	31,972	—	(29)	—	—	(29)
Cashless exercise of warrants	251,082	—	—	—	—	—
Exercise of common stock options and warrants	491,565	1	33	—	—	34
Stock based compensation	—	—	6,258	—	—	6,258
Unrealized loss on available-for-sale securities, net	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(69,375)	(69,375)
Balance — December 31, 2025	12,948,308	$13	$284,348	$3	$(223,373)	$60,991

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(69,375)	$(35,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	64	39
Accretion of debt discount on available-for-sale securities	(237)	(158)
Stock-based compensation expense	6,258	3,095
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,574)	(1,373)
Accounts payable	5,543	3,021
Accrued liabilities	8,402	109
Income tax payable	1,037	—
Net cash used in operating activities	(50,882)	(30,745)

Cash flows from investing activities:
Purchase of available-for-sale securities	—	(35,956)
Proceeds from redemptions of short-term investments	36,350	—
Purchase of property and equipment	(116)	(37)
Net cash provided by (used in) investing activities	36,234	(35,993)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants	75,000	53,000
Payment of issuance costs associated with financings	(7,441)	(1,121)
Proceeds from issuance of common stock upon exercise of underwriters' option	1,779	—
Proceeds from issuance of common stock under ESPP	18	14
Proceeds from exercise of warrants and options	34	—
Taxes paid related to net share settlement of equity awards	(29)	(35)
Settlement of fractional shares paid in cash	—	(1)
Net cash provided by financing activities	69,361	51,857
Net increase (decrease) in cash and cash equivalents	54,713	(14,881)
Cash and cash equivalents — beginning of year	22,244	37,125
Cash and cash equivalents — end of year	$76,957	$22,244

Supplemental disclosure of non-cash investing and financing activities:
Unpaid issuance costs recorded in accounts payable and accrued liabilities	$41	$2,316

The accompanying notes are an integral part of these consolidated financial statements.

Forte Biosciences Inc.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com) and its subsidiaries, referred to herein as the “Company” or "Forte", is a clinical- stage biopharmaceutical company focused on developing FB102, which is a proprietary anti-CD122 monoclonal antibody therapeutic candidate with potentially broad autoimmune and autoimmune-related indications. In June 2025, the Company announced positive data from a celiac disease Phase 1b study and has subsequently commenced a Phase 2 study for celiac disease. The Company is also advancing clinical development of FB102 in patient-based trials for non-segmental vitiligo and alopecia areata.

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

Since inception, the Company has incurred losses and negative cash flows from operations. As of December 31, 2025, the Company had an accumulated deficit of $223.4 million and used $50.9 million of cash and cash equivalents in operating activities during the year ended December 31, 2025. Management expects to continue to incur additional losses in the foreseeable future as the Company focuses its development efforts on advancing FB102 through clinical trials.

The Company had cash and cash equivalents of approximately $77.0 million as of December 31, 2025. The Company’s cash and cash equivalents are held at financial institutions that exceed federally insured limits. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-K.

The Company will need to secure significant additional funding in the future in order to carry out all of the Company’s planned research and development activities and regulatory activities, conduct any substantial additional development requirements requested by the FDA, and commercialize product candidates. Management may fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it may be forced to delay or reduce the scope of its research and development programs and/or limit or cease its operations.

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

Businesses throughout the Company's industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation the military conflicts in

Eastern Europe and the Middle East, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and other geopolitical tensions. The extent of the impact of these events and circumstances on the Company's business, operations, development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on the Company's development activities, third parties with whom it does business, as well as its impact on regulatory authorities and its key scientific and management personnel. The Company has been and continues to actively monitor the potential impacts that these various events and circumstances may have on its business and the Company takes steps, where warranted, to minimize any potential negative impacts on its business resulting from these events and circumstances.

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

Available-for-Sale Securities

The Company’s available-for-sale securities consist of U.S. treasury bills. Securities with maturities from the date of purchase of 90 days or less are included in cash equivalents and 91 days or more are included in short-term investments. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive loss within the consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Realized gains and losses are calculated on the specific identification method and recorded as interest income (loss).

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

Impairment of Property and Equipment

The Company reviews its property and equipment for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on property and equipment have been recorded for the years ended December 31, 2025 or 2024.

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

Research and Development Tax Incentive

The Company is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when the relevant expenditure has been incurred, the amount can be reliably measured and it is probable that the Australian Tax Incentive will be received. The Company has not recorded any reductions to R&D expense under the Australian Tax Incentive. The Company has received $0.9 million under this program which was recorded in accrued liabilities at December 31, 2025.

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

Net Loss Per Share

The Company’s net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares, without consideration for common stock equivalents. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation include the pre-funded warrants outstanding during the period as they are exercisable at any time and their exercise requires only nominal consideration for the delivery of shares. During the year ended December 31, 2025, 740,112 pre-funded warrants were exercised and as of December 31, 2025 pre-funded warrants to purchase an aggregate of 4,882,615 shares of common stock were outstanding.

Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period in accordance with the treasury stock method. The following number of unexercised stock options, restricted stock units, warrants, and shares expected to be purchased under the Company's 2017 Employee Stock Purchase Plan (“ESPP”), which are common stock equivalents, have been excluded from the diluted net loss calculation as their effect would have been anti-dilutive for the periods presented.

	Year Ended December 31,
	2025	2024
Options	2,620,103	212,501
Restricted stock units	47,237	28,537
Warrants	—	176
ESPP	2,739	66
Total	2,670,079	241,280

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, which does not change accounting for income taxes but requires new disclosures focusing on the effective rate reconciliation and taxes paid. The Company adopted the standard and applied the disclosure requirements on a prospective basis for the year ended December 31, 2025. Adoption of this ASU did not have a material impact on the consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disclosure of additional information about specific expense categories in the notes to the consolidated financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2025 and 2024 consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid manufacturing and research expenses	$1,908	$1,982
Prepaid insurance	262	286
Prepaid professional fees	223	377
GST receivable	817	128
Other	422	208
Total prepaid expenses and other current assets	$3,632	$2,981

Property and Equipment, Net

Property and equipment, net as of December 31, 2025 and 2024 consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Equipment	$223	$107
Furniture and Fixtures	18	18
Property and equipment, at cost	241	125
Less accumulated depreciation	(112)	(48)
Total property and equipment, net	$129	$77

Other Assets

Other assets as of December 31, 2025 and 2024 consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid insurance	$—	$87
Clinical trial deposits	2,036	25
Other	25	26
Total other assets	$2,061	$138

Accrued Liabilities

Accrued liabilities as of December 31, 2025 and 2024 consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued legal and professional fees	$163	$97
Accrued compensation	2,250	1,551
Accrued manufacturing and research expenses	7,374	541
Accrued issuance costs	40	1,881
Deferred R&D credit	927	—
Accrued other expenses	8	132
Total accrued liabilities	$10,762	$4,202

4. Fair Value

The following tables provide a summary of the assets that are measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements as of December 31, 2025
Cash and cash equivalents	Level 1	Level 2	Level 3	Total
Cash	$3,280	$—	$—	$3,280
Money Market Funds	53,713	-	-	53,713
U.S. Treasury Bills	-	19,964	-	19,964
Total	$56,993	$19,964	$—	$76,957

	Fair Value Measurements as of December 31, 2024
Cash, cash equivalents and short-term investments	Level 1	Level 2	Level 3	Total
Cash	$1,464	$—	$—	$1,464
Money Market Funds	20,780	-	-	20,780
U.S. Treasury Bills	-	36,121	-	36,121
Total	$22,244	$36,121	$—	$58,365

Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market funds and U.S. Treasury bills were included as cash and cash equivalents in the consolidated balance sheet as of December 31, 2025. The Company's U.S Treasury Bills were included in short-term investments as of December 31, 2024, due to an original maturity greater than 90 days. The Company obtains the fair value of its Level 2 cash equivalents and short-term investments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable.

5. Available-for-Sale Securities

The following table summarizes the Company's available-for-sale securities as of December 31, 2025 and December 31, 2024 (in thousands).

	December 31, 2025
		Unrealized
Cash equivalents	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury Bills	$19,961	$3	$—	$19,964
Total available-for-sale securities	$19,961	$3	$—	$19,964

	December 31, 2024
		Unrealized
Short-term investments	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury Bills	$36,110	$11	$—	$36,121
Total available-for-sale securities	$36,110	$11	$—	$36,121

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

Lease Agreements

The Company has entered into agreements for certain office and laboratory space that are cancellable by the Company at any time with a six-month notice. Total rent expense was $408 thousand and $300 thousand for the years ended December 31, 2025 and 2024, respectively.

Clinical and Preclinical Services

The Company has entered into various agreements with third-party vendors for preclinical and clinical services. The estimated remaining commitments as of December 31, 2025 under these agreements were approximately $18.8 million. The Company entered into agreements with a clinical research organization ("CRO") for clinical trials of FB102, its current product candidate. The Company has agreed to pay third-party costs associated with those agreements. The CRO agreements are subject to termination at any time, with or without cause, by the Company, in which case only costs earned or non-cancellable to the date of termination would remain subject to reimbursement.

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

Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N (N.D. Tex.)

In October 2023, the Company filed a complaint (the “Texas Complaint”), captioned Forte Biosciences, Inc. v. Camac Fund, LP, et al., Case No. 3:23-cv-02399-N, in the U.S. District Court for the Northern District of Texas. The Texas Complaint alleged that the Texas Defendants issued false and misleading disclosures in connection with their efforts to elect two directors to Forte’s board of directors at the 2023 annual meeting. In October 2024, to resolve all claims and potential claims asserted by the parties, the Texas Defendants entered into a settlement agreement and release with Forte, and all Texas Defendants other than Camac entered into standstill and voting agreements. The Company paid $650 thousand related to these agreements during the year ended December 31, 2024 which does not include any potential insurance recoveries. The Company expenses legal fees as they are incurred.

Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD (Del. Super. Ct.)

In October 2024, the Company filed a complaint (the “Wesco Complaint”), captioned Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD, in the Superior Court of the State of Delaware, against its Directors & Officers liability insurance, Wesco Insurance Company, Beazley Insurance Company, and Palms Insurance Company, Limited (collectively, “Insurance Defendants”), seeking declaratory relief, breach of contract, and bad faith for the Insurance Defendants’ refusal to acknowledge and perform their insurance obligations in connection with the action captioned Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ (Del. Ch.), described above, and related Books and Records demands (“Underlying Action”). On January 8, 2026, the Delaware Superior Court entered judgment on the pleadings in favor of Forte Biosciences, finding that Wesco Insurance Co., and Palms Insurance Co. were liable up to their combined $5 million policy limits for Forte’s defense and settlement costs incurred in connection with the Underlying Action. Forte has moved for entry of final judgment consistent with the Court’s January 8th ruling, and is seeking payment of prejudgment interest. That motion is pending with the Delaware Superior Court. In March 2026, Palms Insurance Co. paid the Company $2.3 million as an interim payment, under a reservation of rights.

7. Equity

Preferred Stock

The Company has 10 million authorized shares of Series A Preferred Stock, par value $0.001, with no shares outstanding as of December 31, 2025 and 2024.

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

In November 2024, the Company issued 4,931,389 shares of the Company’s common stock at a purchase price of $5.552 per Share and 4,615,555 pre-funded warrants to purchase shares of common stock at a purchase price of $5.551 per pre-funded warrant ("2024 Private Placement") in connection with a Securities Purchase Agreement (the “ 2024 Purchase Agreement”). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The holders of pre-funded warrants may not exercise a pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 19.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. In connection with the 2024 Private Placement, the Company filed a registration statement to register shares on Form S-3, which was declared effective on December 20, 2024. The gross proceeds of the 2024 Private Placement were $53.0 million and the Company incurred $3.4 million in issuance costs. Certain executive officers and senior management of the Company participated in this 2024 Private Placement, purchasing $475 thousand in shares of common stock at a purchase price of $5.552 per share.

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

As of December 31, 2025, 740,112 pre-funded warrants were exercised and pre-funded warrants to purchase an aggregate of 4,882,615 shares of common stock remain outstanding. The 4,882,615 and 5,003,121 shares of common stock issuable upon the exercise of the pre-funded warrants is not included in the number of issued and outstanding shares of common stock as of December 31, 2025 and December 31, 2024.

Shares of common stock reserved for future issuance as of December 31, 2025 were as follows:

Shares
Pre-funded warrants outstanding	4,882,615
Stock options outstanding	2,620,103
Reserved for issuance under equity incentive plans	1,736,669
RSUs outstanding	47,237
Reserved for issuance under employee stock purchase plan	41,825
Total	9,328,449

8. Stock-Based Compensation

Equity Plans

In May 2021 the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). As amended and restated in February 2025, the 2021 Plan has an aggregate of 3,340,000 authorized shares.

The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Service-based awards generally vested over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of December 31, 2025, there were 935,469 shares available for issuance under the 2021 Plan.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”). The 2020 Inducement Plan, as amended and restated in September 2025, has an aggregate of 1,080,000 authorized shares. As of December 31, 2025, there were 801,200 shares available for issuance under the 2020 Inducement Plan.

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

The weighted average grant-date fair value of stock options granted in the years ended December 31, 2025 and 2024 was $7.39 and $14.25, respectively. The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Year ended December 31, 2025	Year Ended December 31, 2024
Risk-free interest rate	4.05%	4.08%
Dividend yield	0.00%	0.00%
Expected term of options (years)	5.83	5.98
Volatility	117.26%	110.15%

The table below summarizes the stock option activity during the year ended December 31, 2025:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2024	212,501	$103.51	7.82	$760
Granted	2,580,000	$8.57	—	—
Exercised	(2,837)	$11.21	—	—
Cancelled/Forfeited	(169,561)	$18.62	—	—
Balances at December 31, 2025	2,620,103	$15.62	9.10	$47,072
Vested and expected to vest at December 31, 2025	2,620,103	$15.62	9.10	$47,072
Exercisable at December 31, 2025	755,316	$31.60	8.68	$13,084

The total intrinsic value of options exercised was $12 thousand for the year ended December 31, 2025. There were no options exercised in 2024. The aggregate intrinsic value of stock options as of December 31, 2025 is based on the Company’s closing stock price of $27.27 per share.

Restricted Stock Unit Awards

Restricted stock units vest over four years with one sixteenth of the restricted stock units vesting every quarter.

Restricted stock unit award transactions during the year ended December 31, 2025 were as follows:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	28,537	$38.50
Granted	55,000	$10.16
Forfeited/Cancelled	(2,400)	$25.75
Issued as Common Stock	(33,900)	$11.43
Outstanding at December 31, 2025	47,237	$25.58

The aggregate fair value of RSUs vested during the year ended December 31, 2025 was $505 thousand.

2017 Employee Stock Purchase Plan

In May 2021, the Company’s board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 41,825 shares available for future issuance under the ESPP as of December 31, 2025. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 12,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The Company issued 1,658 and 958 shares under the ESPP during the year ended December 31, 2025 and 2024, respectively.

The ESPP is considered a compensatory plan. The Company recorded stock-based compensation expense related to its ESPP of $74 thousand and $8 thousand for the years ended December 31, 2025 and 2024, respectively.

The fair value of the rights granted to employees under the ESPP was estimated using a Black-Scholes option-pricing model with the following weighted-average valuation assumptions:

	Year ended December 31, 2025	Year Ended December 31, 2024
Fair value of common stock	$12.44	$16.34
Risk-free interest rate	4.29%	5.32%
Dividend yield	0.00%	0.00%
Expected term of options (years)	0.51	0.50
Volatility	145.00%	72.58%

Stock-Based Compensation Expense

Stock-based compensation expenses included in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$1,711	$1,075
General and administrative	4,547	2,020
Total	$6,258	$3,095

As of December 31, 2025, there was unrecognized stock-based compensation expense of $14.4 million related to stock options and restricted stock units with service conditions, which is expected to be recognized over a weighted-average period of 2.29 years. Total unrecognized stock-based compensation as of December 31, 2025 was approximately $0.5 million related to restricted stock units with performance based vesting. The performance based conditions are tied to development milestones which have not been met.

9. Income Taxes

The components of net loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
United States	$(72,485)	$(30,905)
International	4,147	(4,573)
Net loss before taxes	$(68,338)	$(35,478)

The federal and state income tax provision is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current
Federal	$—	$—
State	—	—
Foreign	1,037	—
Total current tax expense	1,037	—
Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax expense	—	—
Total tax expense	$1,037	$-

The Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements To Income Tax Disclosures” on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025:

	Year Ended December 31,
	2025
U.S. federal statutory tax rate	$(14,351)	21.0%
State and local income taxes, net of federal income tax effect (1)	—	0.0%
Foreign tax effects
Other foreign	166	-0.2%
Effect of changes in tax laws or rates enacted in the current period	—	0.0%
Effects of cross-border tax laws
Global intangible low-taxed income	871	-1.3%
Tax credits
Other	(294)	0.4%
Changes in valuation allowance	14,587	-21.3%
Nontaxable or nondeductible items
Other	58	-0.1%
Changes in unrecognized tax benefits	—	0.0%
Effective tax rate	$1,037	-1.50%
(1) State income taxes in all jurisdictions is zero.

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the years ended December 31, 2024:

	Year Ended December 31,
	2024
Income tax expense (benefit) at federal statutory rate	$(7,450)	21.0%
Increase/(decrease) in tax resulting from:
State income taxes	—	0.0%
Change in valuation allowance	6,441	-18.2%
Nondeductible R&D Expenses	921	-2.6%
Stock-based compensation expense	90	-0.2%
Other	(2)	0.0%
Total	$—	0.0%

The primary components of temporary differences which give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Accrual to cash adjustment	$1,040	$499
Start-up costs	9,101	7,190
Patent costs	40	40
Stock-based compensation expense	1,937	1,432
Net operating loss	13,378	7,638
Capitalized R&D	12,619	6,813
Other deferred taxes	34	21
R&D credits	1,336	868
Total noncurrent deferred tax assets	39,485	24,501
Valuation allowance	(39,485)	(24,501)
Net deferred tax assets after valuation allowance	$—	$—

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) modified the Section 174 capitalization rules. Under the OBBBA provisions, the Company discontinued capitalization of domestic Section 174 costs beginning in tax year 2025, while continuing to capitalize foreign Section 174 costs. As a result, deferred tax assets related to capitalized research expenditures increased by $5.8 million during the year ended December 31, 2025.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based upon the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2025 and 2024. During 2025 and 2024, the valuation allowance increased by $15.0 million and $5.9 million, respectively.

As of December 31, 2025, the Company has federal and California research and development tax credit carryforwards of $1.2 million and $0.9 million, respectively. The federal research and development tax credits begin to expire in 2041 unless previously utilized. The California credits do not expire.

Net operating losses and tax credit carryforwards as of December 31, 2025 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$59,836	Do Not Expire
Net operating losses, federal (Pre January 1, 2018)	$11	2037
Net operating losses, state	$11,602	2037
Net operating losses, foreign	$—	Indefinite
Tax credits, federal	$1,172	2041
Tax credits, state	$933	Indefinite

The Company is subject to taxation in the U.S., Australia and California. As of December 31, 2025, Tocagen’s tax years beginning 2007 to date are subject to examination by federal and California taxing authorities due to the carry forward of unutilized net operating losses and research and development tax credits. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2025 and 2024 is as following (in thousands):

	Year Ended December 31,
	2025	2024
Beginning Balance	$411	$251
Additions based on tax positions related to the current year	$221	$160
Ending Balance	$632	$411

The Company’s policy is to record interest and penalties relating to uncertain tax positions as a component of income tax expense should the Company believe there is an uncertain tax position liability. As of December 31, 2025, and 2024, there was no accrued interest or penalties for uncertain positions.

10. Related Party Transactions

One member of the Company’s board of directors received $600 thousand and $479 thousand for scientific consulting services during the years ended December 31, 2025 and 2024, respectively.

On November 21, 2024, certain executive officers and senior management of the Company participated in the 2024 Private Placement, purchasing $475 thousand in shares of common stock at a purchase price of $5.552 per share.

11. Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company matches employee contributions as permitted by the plan. The Company's total cost related to the 401(k) plan was $166 thousand and $138 thousand for the years ended December 31, 2025 and 2024, respectively.

12. Segment Information

The Company operates in one operating segment, which includes all activities related to the discovery and development of FB102, for the purposes of assessing performance, making operating decisions, and allocating Company resources. The Company’s chief operating decision maker (CODM) is its chief executive officer, who considers net loss to evaluate overall expenses associated with conducting research and development activities, which includes evaluating the progress of ongoing clinical trials and the planning and execution of current and future research and development activities. Further, the CODM reviews and utilizes research and development expenses, general and administrative expenses and other income, net as reported in the statements of operations and comprehensive loss to manage the Company’s operations. The measure of performance, significant expenses, and other items are each reflected in the statements of operations and comprehensive loss. In addition to the statements of operations and comprehensive loss, the CODM is regularly provided with forecasted expense information which is used to determine the Company’s liquidity needs. The CODM also monitors the cash, cash equivalents and short-term investments as reported on the Company’s consolidated balance sheets to determine funding for research and development activities. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

13. Subsequent Events

In February 2026, 925,773 of the pre-funded warrants issued in the 2024 Private Placement were exercised.