Form 10-Q
period 2026-03-31
Forte Biosciences, Inc.
filed 2026-05-11
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, the registrant had 20,478,817 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and par value data)

	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$58,223	$76,957
Prepaid expenses and other current assets	6,887	3,632
Total current assets	65,110	80,589
Property and equipment, net	110	129
Other assets	2,003	2,061
Total assets	$67,223	$82,779

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,084	$9,989
Accrued liabilities	10,563	10,762
Total current liabilities	23,647	20,751
Other liabilities	1,476	1,037
Total liabilities	25,123	21,788

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized as of March 31, 2026 (unaudited) and December 31, 2025; 13,910,668 and 12,948,308 shares issued and outstanding as of March 31, 2026 (unaudited) and December 31, 2025, respectively	14	13
Additional paid-in capital	287,599	284,348
Accumulated other comprehensive (loss) income	(4)	3
Accumulated deficit	(245,509)	(223,373)
Total stockholders’ equity	42,100	60,991
Total liabilities and stockholders’ equity	$67,223	$82,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$20,320	$12,542
Research and development - related party	150	150
General and administrative	1,969	3,432
Total operating expenses	22,439	16,124
Loss from operations	(22,439)	(16,124)
Other income, net	676	468
Net loss before taxes	(21,763)	(15,656)
Income tax expense	(373)	-
Net loss	$(22,136)	$(15,656)
Per share information:
Net loss per share - basic and diluted	$(1.24)	$(1.37)

Weighted average shares and pre-funded warrants outstanding, basic and diluted	17,837,406	11,398,971

Comprehensive loss:
Net loss	$(22,136)	$(15,656)
Unrealized loss on available-for-sale securities, net	(7)	(11)
Comprehensive loss	$(22,143)	$(15,667)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance — December 31, 2025	12,948,308	$13	$284,348	$3	$(223,373)	$60,991
Issuance of common stock upon vesting of restricted stock units, net of taxes paid	27,353	—	(27)	—	—	(27)
Issuance of common stock under ESPP	9,263	—	101	—	—	101
Stock-based compensation	—	—	3,177	—	—	3,177
Unrealized loss on available-for-sale securities, net	—	—	—	(7)	—	(7)
Cashless exercise of warrants	925,744	1	—	—	—	1
Net loss	—	—	—	—	(22,136)	(22,136)
Balance — March 31, 2026	13,910,668	$14	$287,599	$(4)	$(245,509)	$42,100

Balance — December 31, 2024	6,393,323	$6	$206,461	$11	$(153,998)	$52,480
Issuance of common stock upon vesting of restricted stock units, net of taxes paid	1,794	—	(15)	—	—	(15)
Issuance of common stock under ESPP	818	—	9	—	—	9
Stock-based compensation	—	—	1,620	—	—	1,620
Unrealized loss on available-for-sale securities, net	—	—	—	(11)	—	(11)
Cashless exercise of warrants	185,732	—	—	—	—	—
Net loss	—	—	—	—	(15,656)	(15,656)
Balance — March 31, 2025	6,581,667	$6	$208,075	$-	$(169,654)	$38,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(22,136)	$(15,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	19	13
Stock-based compensation expense	3,177	1,620
Accretion of debt discount on available-for-sale securities	(7)	(240)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,197)	1,641
Accounts payable	3,095	578
Accrued liabilities	(198)	1,689
Other liabilities	439	—
Net cash used in operating activities	(18,808)	(10,355)
Cash flows from investing activities:
Purchase of property and equipment	—	(61)
Proceeds from redemptions of short-term investments	—	36,350
Net cash provided by investing activities	—	36,289
Cash flows from financing activities:
Payment of issuance costs associated with financings	—	(2,316)
Proceeds from issuance of common stock under ESPP	101	9
Taxes paid related to net share settlement of equity awards	(27)	(15)
Net cash provided by (used in) financing activities	74	(2,322)

Net (decrease) increase in cash and cash equivalents	(18,734)	23,612
Cash and cash equivalents — beginning of period	76,957	22,244
Cash and cash equivalents — end of period	$58,223	$45,856

Supplemental disclosure of non-cash investing and financing activities:

Unpaid issuance costs recorded in accounts payable and accrued liabilities	$41	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com) and its subsidiaries, referred to herein as the “Company” or "Forte", is a clinical-stage biopharmaceutical company focused on autoimmune and autoimmune-related diseases. The Company’s current lead product candidate is FB102. FB102 is a proprietary anti-CD122 monoclonal antibody therapeutic candidate with potentially broad autoimmune and autoimmune-related indications. In June 2025, the Company announced data from a celiac disease Phase 1b study and has subsequently commenced a Phase 2 study. The Company is also advancing clinical development of FB102 in patient-based trials for non-segmental vitiligo and alopecia areata.

The Company merged with Tocagen, Inc. ("Merger"), a publicly traded biotechnology company, on June 15, 2020. Prior to the Merger, Forte was a privately held company incorporated in Delaware on May 3, 2017. The Company's headquarters is in Dallas, Texas. The Company’s common stock is traded on the Nasdaq stock exchange under the ticker symbol “FBRX”.

Liquidity and Risks

Since inception, the Company has incurred losses and negative cash flows from operations. As of March 31, 2026, the Company had an accumulated deficit of $245.5 million and used $18.8 million of cash in operating activities during the three months ended March 31, 2026. Management expects to continue to incur additional losses in the foreseeable future as the Company focuses its development efforts on advancing FB102 through clinical trials.

On April 8, 2026, the Company closed a public offering (the "2026 Offering") pursuant to which it sold 5,709,936 shares of common stock at a price to the public of $26.27 per share. The Company also granted the underwriters an option exercisable for a period of 30 days, to purchase up to an additional 856,490 shares of common stock which was exercised. The gross proceeds from the 2026 Offering were $172.5 million including the exercise of the underwriters' option. Net proceeds were $162.1 million after underwriting discounts and commissions of $10.4 million but before other offering expenses.

The Company had cash and cash equivalents of approximately $58.2 million as of March 31, 2026. The Company’s cash and cash equivalents are held at financial institutions with balances that exceed federally insured limits. The Company believes that its existing cash and cash equivalents and net proceeds from the 2026 Offering will be sufficient to allow the Company to fund its operations for at least twelve months from the filing date of this Form 10-Q.

The Company will need to secure significant additional funding in the future in order to carry out all of the Company’s planned research and development activities and regulatory activities, conduct any substantial additional development requirements requested by the U.S. Food and Drug Administration ("FDA"), and commercialize product candidates. Management may fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it may be forced to delay or reduce the scope of its research and development programs and/or limit or cease its operations.

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

Businesses throughout the Company's industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation the military conflicts in Eastern Europe and the Middle East, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, government shutdowns and other geopolitical tensions. The extent of the impact of these events and circumstances on the Company's business, operations, development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on the Company's development activities, third parties with whom it does business, as well as its impact on regulatory authorities and its key scientific and management personnel. The Company has been and continues to actively monitor the potential impacts that these various events and circumstances may have on its business and the Company takes steps, where warranted, to minimize any potential negative impacts on its business resulting from these events and circumstances.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with its audited consolidated financial statements and accompanying notes thereto as of and for the year ended December 31, 2025 included in the Company’s Form 10-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026. The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”), and the rules and regulations of the SEC.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Forte Subsidiary, Inc. and Forte Biosciences Australia Proprietary Limited. All intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. Significant management estimates that affect the reported amounts of assets, liabilities and expenses include accruals for the cost of clinical trials and drug manufacturing. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Net Loss Per Share

The Company’s net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares, without consideration for common stock equivalents. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation include the pre-funded warrants outstanding during the period as they are exercisable at any time and their exercise requires only nominal consideration for the delivery of shares. During the three months ended March 31, 2026, 925,773 pre-funded warrants were exercised and as of March 31, 2026 pre-funded warrants to purchase an aggregate of 3,956,842 shares of common stock were outstanding.

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

	As of March 31,
	2026	2025
Options	3,229,003	2,322,501
Restricted stock units	391,437	31,087
Warrants	—	176
ESPP	215	498
Total	3,620,655	2,354,262

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid manufacturing and research expenses	$5,832	$1,908
Prepaid insurance	158	262
Prepaid professional fees	—	223
GST receivable	655	817
Other	242	422
Total prepaid expenses and other current assets	$6,887	$3,632

Property and Equipment, Net

Property and equipment, net as of March 31, 2026 and December 31, 2025 consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Equipment	$223	$223
Furniture and fixtures	18	18
Property and equipment, at cost	241	241
Less accumulated depreciation	(131)	(112)
Total property and equipment, net	$110	$129

Other Assets

Other assets as of March 31, 2026 and December 31, 2025 consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Clinical trial deposits	$1,846	$2,036
Other	157	25
Total other assets	$2,003	$2,061

Accrued Liabilities

Accrued liabilities as of March 31, 2026 and December 31, 2025 consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued legal and professional fees	$91	$163
Accrued compensation	878	2,250
Accrued manufacturing and research expenses	8,545	7,374
Accrued issuance costs	40	40
Deferred R&D credit	927	927
Accrued other expenses	82	8
Total accrued liabilities	$10,563	$10,762

4. Fair Value

The following tables provide a summary of the assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$3,964	$—	$—	$3,964
Money Market Funds	34,346	—	—	34,346
U.S. Treasury Bills	—	19,913	—	19,913
Total	$38,310	$19,913	$—	$58,223

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$3,280	$—	$—	$3,280
Money Market Funds	53,713	—	—	53,713
U.S. Treasury Bills	—	19,964	—	19,964
Total	$56,993	$19,964	$—	$76,957

Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market funds and U.S. Treasury bills were included as cash and cash equivalents in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025 due to a maturity date at the time of purchase of less than 90 days. The Company obtains the fair value of its Level 2 cash equivalents and short-term investments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable.

5. Available-for-sale Securities

The following table summarizes the Company's available-for-sale securities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Cash equivalents
U.S. Treasury Bills	$19,917	$—	$(4)	$19,913
Total available-for-sale securities	$19,917	$—	$(4)	$19,913

	December 31, 2025
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Cash equivalents
U.S. Treasury Bills	$19,961	$3	$—	$19,964
Total available-for-sale securities	$19,961	$3	$—	$19,964

The Company had one U.S. treasury bill security in an unrealized loss position as of March 31, 2026. The unrealized loss at March 31, 2026 was attributable to changes in interest rates and does not represent a credit loss. The Company does not intend to sell this security, and it is not more likely than not that it will be required to sell before recovery of the amortized cost basis. The Company held no debt securities that were in an unrealized loss position as of December 31, 2025.

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

As of March 31, 2026, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

Lease Agreements

The Company has entered into lease agreements for certain office and laboratory space. The lease agreements are cancellable by the Company at any time with a six-month notice. Total rent expense for the three months ended March 31, 2026 and 2025 was $167 thousand and $97 thousand, respectively.

Clinical and Preclinical Services

The Company has entered into various agreements with third-party vendors for preclinical and clinical services. The estimated remaining non-cancellable commitments as of March 31, 2026 under these agreements were approximately $17.2 million. The Company entered into agreements with a clinical research organization (“CRO”) for clinical trials of FB102, its product candidate. The Company has agreed to pay third-party costs associated with those agreements. The CRO agreements are subject to termination at any time, with or without cause, by the Company, in which case only costs earned or non-cancellable to the date of termination would remain subject to reimbursement.

Legal Proceedings

Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD (Del. Super. Ct.)

In October 2024, the Company filed a complaint (the “Wesco Complaint”), captioned Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD, in the Superior Court of the State of Delaware, against its Directors & Officers liability insurance, Wesco Insurance Company, Beazley Insurance Company, and Palms Insurance Company, Limited (collectively, “Insurance Defendants”), seeking declaratory relief, breach of contract, and bad faith for the Insurance Defendants’ refusal to acknowledge and perform their insurance obligations in connection with the action captioned Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ (Del. Ch.), described above, and related Books and Records demands (“Underlying Action”). On January 8, 2026, the Delaware Superior Court entered judgment on the pleadings in favor of Forte Biosciences, finding that Wesco Insurance Co., and Palms Insurance Co. were liable up to their combined $5 million policy limits for Forte’s defense and settlement costs incurred in connection with the Underlying Action. Forte has moved for entry of final judgment consistent with the Court’s January 8th ruling, and is seeking payment of prejudgment interest. That motion is pending with the Delaware Superior Court. In March 2026, Palms Insurance Co. paid the Company $2.3 million as an interim payment, under a reservation of rights, which was recorded in general and administrative expenses during the three months ended March 31, 2026. In April 2026, Wesco Insurance Company paid the Company $2.5 million under the policy limits as ordered by the Court plus prejudgment interest, per the terms of a confidential settlement.

7. Equity

Preferred Stock

The Company has 10 million authorized shares of Series A Preferred Stock, par value $0.001, with no shares outstanding as of March 31, 2026 and December 31, 2025.

Common Stock

In March 2025, the Company filed a shelf registration statement on Form S-3 that was declared effective by the SEC in April 2025 for the issuance of up to $300.0 million in securities.

On June 25, 2025, the Company closed a public offering (the “Offering”) pursuant to which it sold 5,630,450 shares of common stock at a price to the public of $12.00 per share and pre-funded warrants to purchase 619,606 shares of common stock at a price to the public of $11.999 per pre-funded warrant, which represents the per share public offering price for the shares less the exercise price for each pre-funded warrant. The Company also granted the underwriters an option (the “Option”), exercisable for a period of 30 days, to purchase up to an additional 937,508 shares of common stock. The pre-funded warrants have an exercise price of $0.001 per share, are immediately exercisable and remain exercisable until exercised in full. The holder of the pre-funded warrants will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder, together with its affiliates, to exceed 9.9%. However, the holder of the pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. The gross proceeds from the Offering were $75.0 million and the Company incurred approximately $5.1 million in underwriting discounts, commissions and offering expenses. In July 2025, the underwriters of the Offering exercised the Option and purchased 148,258 shares of common stock for gross proceeds of $1.8 million and the Company incurred issuance costs of $0.1 million.

As of March 31, 2026, 1,665,885 pre-funded warrants were exercised and pre-funded warrants to purchase an aggregate of 3,956,842 shares of common stock remain outstanding. The 3,956,842 and 4,882,615 shares of common stock issuable upon the exercise of the pre-funded warrants is not included in the number of issued and outstanding shares of common stock as of March 31, 2026 and December 31, 2025, respectively. These warrants meet the criteria for equity classification and were recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

Shares of common stock reserved for future issuance as of March 31, 2026 were as follows:

Shares
Pre-funded warrants outstanding	3,956,842
Stock options outstanding	3,229,003
Reserved for issuance under equity incentive plans	278,969
RSUs outstanding	391,437
Reserved for issuance under employee stock purchase plan	32,562
Total	7,888,813

8. Stock-Based Compensation

Equity Plans

In May 2021 the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). As amended and restated in February 2025, the 2021 Plan has an aggregate of 3,340,000 authorized shares.

The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Service-based awards generally vest over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. Certain other awards vest monthly over thirty-six months for subsequent grants. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of March 31, 2026, there were 3,969 shares available for issuance under the 2021 Plan.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 20,000 shares for future grant under the 2020 Inducement Plan. The 2020 Inducement Plan, as amended and restated in January 2026, has an aggregate of 300,000 authorized shares. As of March 31, 2026, there were 275,000 shares available for issuance under the 2020 Inducement Plan.

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

The expected volatility is based on the historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected term of the stock option.

The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future.

The weighted average grant-date fair value of stock options granted in the three months ended March 31, 2026 and 2025 was $25.96 and $6.33, respectively.

The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.86%	4.06%
Dividend yield	0.00%	0.00%
Expected term of options (years)	6.03	5.78
Volatility	118.0%	117.1%

The table below summarizes the stock option activity during the three months ended March 31, 2026:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2025	2,620,103	$15.62	9.10	$47,072
Granted	683,900	$29.89	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	(75,000)	$29.69	-	-
Balances at March 31, 2026	3,229,003	$18.31	9.03	$43,660
Vested and expected to vest at March 31, 2026	3,229,003	$18.31	9.03	$43,660
Exercisable at March 31, 2026	952,499	$26.96	8.67	$15,517

The aggregate intrinsic value of stock options as of March 31, 2026 is based on the Company’s closing stock price of $25.90 per share.

Restricted Stock Unit Awards

Restricted stock units vest over four years with one sixteenth of the restricted stock units vesting every quarter.

Restricted stock unit award transactions during the three months ended March 31, 2026 were as follows:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2025	47,237	$25.58
Granted	372,600	$29.66
Forfeited/Cancelled	—	$—
Issued as Common Stock	(28,400)	$14.85
Outstanding at March 31, 2026	391,437	$30.24

The aggregate fair value of RSUs vested during the three months ended March 31, 2026 was $747 thousand.

2017 Employee Stock Purchase Plan

In May 2021, the Company's board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering, or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 32,562 shares available for future issuance under the ESPP as of March 31, 2026. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 12,000 shares, or (c) a number determined by the Company's board of directors that is less than (a) and (b). The Company issued 9,263 and 818 shares under the ESPP during the three months ended March 31, 2026 and 2025, respectively. The ESPP is considered a compensatory plan. The Company recorded stock-based compensation expense related to its ESPP of $13 thousand and $7 thousand for the three months ended March 31, 2026 and 2025, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,060	$402
General and administrative	2,117	1,218
Total	$3,177	$1,620

As of March 31, 2026, there was unrecognized stock-based compensation expense of $38.1 million related to stock options and restricted stock units with service conditions, which is expected to be recognized over a weighted-average period of 2.68 years. Total unrecognized stock-based compensation as of March 31, 2026 was approximately $0.5 million related to restricted stock units with performance-based vesting. The performance-based conditions are tied to development milestones which have not been met.

9. Related Party Transactions

One member of the Company’s board of directors received $150 thousand each quarter for scientific and clinical consulting services during the three months ended March 31, 2026 and 2025, respectively.

10. Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company matches employee contributions as permitted by the plan. The Company's total cost related to the 401(k) plan was $78 thousand and $52 thousand for the three months ended March 31, 2026 and 2025, respectively.

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

12. Subsequent Event

On April 8, 2026, the Company closed the 2026 Offering pursuant to which it sold 5,709,936 shares of common stock at a price to the public of $26.27 per share. The Company also granted the underwriters an option exercisable for a period of 30 days, to purchase up to an additional 856,490 shares of common stock which was exercised. The gross proceeds from the 2026 Offering were $172.5 million including the exercise of the underwriter's option. Net proceeds were $162.1 million after underwriting discounts and commissions of $10.4 million but before other offering expenses.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements of Forte Biosciences, Inc. (“Forte”, “we”, “our”) and the accompanying notes appearing elsewhere in this Form 10-Q and in our Form 10-K as filed with the Securities and Exchange Commission, or SEC, on March 31, 2026. This discussion of the financial condition and results of operations regarding matters that are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Act of 1995 and, known as the PSLRA. These include statements regarding management’s intention, plans, beliefs, expectations or forecasts for the future, and, therefore, you are cautioned not to place undue reliance on them. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by law. We use words such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “intends,” “may,” “will,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and similar expressions to identify these forward-looking statements that are intended to be covered by the safe-harbor provisions of the PSLRA.

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

The known risks and uncertainties are described in detail under the caption “Risk Factors” and elsewhere in this Form 10-Q, our Form 10-K filed with the SEC on March 31, 2026, and other SEC filings. Forward-looking statements included in this Form 10-Q are based on information available to Forte as of the date of this Form 10-Q. Accordingly, our actual results may materially differ from our current expectations, estimates and projections. Forte undertakes no obligation to update such forward-looking statements to reflect events or circumstances after the date of this filing.

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

We had approximately $58.2 million in cash and cash equivalents as of March 31, 2026. Our common stock is publicly traded on the Nasdaq Capital Market ("Nasdaq") under the ticker symbol FBRX. Prior to our Merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

In March 2025, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC in April 2025 for the issuance of up to $300.0 million in securities. On June 25, 2025, we closed a public offering (the “2025 Offering”) pursuant to which we sold 5,630,450 shares of common stock at a price to the public of $12.00 per share and pre-funded warrants to purchase 619,606 shares of common stock at a price to the public of $11.999 per pre-funded warrant, which represents the per share public offering price for the shares less the exercise price for each pre-funded warrant. The gross proceeds from the 2025 Offering were $75.0 million and we incurred approximately $5.1 million in underwriting discounts, commissions and offering expenses. We also granted the underwriters an option, exercisable for a period of 30 days, to purchase up to an additional 937,508 shares of common stock. In July 2025, the underwriters of the 2025 Offering exercised their option and purchased 148,258 shares of common stock for gross proceeds of $1.8 million. The pre-funded warrants have an exercise price of $0.001 per share, are immediately exercisable and remain exercisable until exercised in full.

On April 8, 2026, we closed a public offering (the “2026 Offering”) pursuant to which we sold 5,709,936 shares of common stock at a price to the public of $26.27 per share. We also granted the underwriters an option exercisable for a period of 30 days, to purchase up to an additional 856,490 shares of common stock, which was exercised. The gross proceeds from the 2026 Offering were $172.5 million including the exercise of the underwriters’ option. Net proceeds were $162.1 million after underwriting discounts and commissions of $10.4 million but before other offering expenses

Intellectual Property

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB102 program. We also own one pending PCT application, eight pending US applications, one pending application each in Europe, Australia, Canada, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, Brazil, India, South Africa, Taiwan and Argentina related to the FB102 program. The estimated expiration dates of these patents are 2043-2046. We also own one pending PCT application that is not material to Forte's FB102 program.

Macroeconomic Environment

Businesses throughout our industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation, the military conflicts in Ukraine and the Middle East, increased economic uncertainty, government shutdowns, inflation, rising interest rates, recent and any potential future financial institution failures, trade policies, potential trade wars, and actions or inactions of the U.S. or other major national governments (including the imposition of tariffs and retaliatory measures) and other geopolitical tensions. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances.

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

Drug manufacturing and clinical trial costs are a component of research and development expenses. We expense costs for our drug manufacturing activities performed by Contract Manufacturing Organizations (“CMOs”), costs for our preclinical and clinical trial activities performed by Contract Research Organizations (“CROs”) and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. We use information we receive from internal personnel and outside service providers to estimate the percentage of completion and therefore the expense to be incurred. Our research and development expenses may fluctuate due to fluctuations in the level of manufacturing and progression of clinical activity as we continue to develop FB102.

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

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees such as legal, auditing, tax and business consulting services, personnel expenses and travel costs, costs associated with being a publicly traded company such as Sarbanes-Oxley compliance, accounting fees, and directors’ and officers’ liability insurance premiums. Our general and administrative expenses may fluctuate due to fluctuations in professional and advisory fees and generally increase as we build out our infrastructure to further develop FB102.

Other income, net

Other income, net consists of interest income earned on our cash, cash equivalents balances and foreign exchange gains partially offset by franchise taxes.

Critical Accounting Policies, Significant Judgments and Use of Estimates

There have been no significant changes during the three months ended March 31, 2026 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following tables summarize our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$20,470	$12,692	$7,778
General and administrative	1,969	3,432	(1,463)
Total operating expenses	22,439	16,124	6,315
Other income, net	676	468	208
Net loss before taxes	(21,763)	(15,656)	(6,107)
Income tax expense	(373)	—	(373)
Net loss	$(22,136)	$(15,656)	$(6,480)

Research and Development Expenses

Research and development expenses were $20.5 million for the three months ended March 31, 2026, compared to $12.7 million for the same period in 2025. The increase was primarily due to an increase of $6.7 million in clinical expenses related to FB102 for our Phase 2 clinical trial for celiac disease and Phase 1b clinical trials for vitiligo and alopecia areata, an increase of $2.0 million in preclinical expenses, and an increase of $1.4 million in personnel-related expenses due to an increase in headcount, partially offset by a decrease of $2.3 million in manufacturing expenses.

Our research and development expenses may increase as we continue to advance FB102 through a celiac Phase 2 trial including a U.S. arm, multiple Phase 1b clinical trials and if we pursue additional autoimmune indications.

General and Administrative Expenses

General and administrative expenses were $2.0 million for the three months ended March 31, 2026 compared to $3.4 million for the same period in 2025. The decrease was primarily due to the interim legal settlement payment, under a reservation of rights from Palms Insurance Company of $2.3 million in connection with the Underlying Action, partially offset by an increase of $0.9 million in non-cash stock-based compensation.

Our general and administrative expenses may fluctuate in the future due to fluctuations in professional and advisory fees as we build out our infrastructure to advance FB102 through a Phase 2 trial, multiple Phase 1b clinical trials and if we pursue additional autoimmune indications.

Other Income, net

The increase in other income, net for the three months ended March 31, 2026 compared with the same period in the prior year was primarily driven by foreign exchange gains.

Income Tax Expense

Income tax expense for the three months ended March 31, 2026 was related to our subsidiary in Australia.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or other sources. We have incurred operating losses in each year since inception. Our net loss was $22.1 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $245.5 million. We expect to incur operating losses in the foreseeable future as we further develop FB102.

In March 2025, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC in April 2025 for the issuance of up to $300.0 million in securities. On June 25, 2025, we closed a public offering (the “2025 Offering”) pursuant to which we sold 5,630,450 shares of common stock at a price to the public of $12.00 per share and pre-funded warrants to purchase 619,606 shares of common stock at a price to the public of $11.999 per pre-funded warrant, which represents the per share public offering price for the shares less the exercise price for each pre-funded warrant. We also granted the underwriters an option (the "2025 Option"), exercisable for a period of 30 days, to purchase up to an additional 937,508 shares of common stock. The pre-funded warrants have an exercise price of $0.001 per share, are immediately exercisable and remain exercisable until exercised in full. The gross proceeds from the 2025 Offering were $75.0 million and we incurred approximately $5.1 million in underwriting discounts, commissions and offering expenses.

On April 8, 2026 we closed a public offering (the “2026 Offering”) pursuant to which we sold 5,709,936 shares of common stock at a price to the public of $26.27 per share. We also granted the underwriters an option exercisable for a period of 30 days, to purchase up to an additional 856,490 shares of common stock which was exercised. The gross proceeds from the 2026 Offering were $172.5 million including the exercise of the underwriters’ option. Net proceeds were $162.1 million after underwriting discounts and commissions of $10.4 million but before other offering expenses.

In July 2025 the underwriters of the 2025 Offering exercised the Option and purchased 148,258 shares of common stock for gross proceeds of $1.8 million and incurred issuance costs of $0.1 million.

We had cash and cash equivalents of approximately $58.2 million as of March 31, 2026. We believe that our existing cash and cash equivalents and net proceeds from the 2026 Offering will be sufficient to fund our operations for at least twelve months from the filing date of this Form 10-Q.

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

Summary Consolidated Statements of Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(18,808)	$(10,355)
Investing activities	-	36,289
Financing activities	74	(2,322)
Net change in cash and cash equivalents	$(18,734)	$23,612

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $18.8 million and consisted primarily of a net loss of $22.1 million adjusted for non-cash stock-based compensation of $3.1 million and decreases in net operating assets of $0.1 million.

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

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was due to proceeds from the issuance of common stock under the employee stock purchase plan partially offset by tax payments related to the settlement of equity awards.

Net cash used in financing activities for the three months ended March 31, 2025 was primarily due to the payment of financing issuance costs incurred in connection with the 2024 Private Placement that were incurred in the previous year and paid in such quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Positive results from early preclinical studies and clinical trials may not necessarily predictive of the results of any future clinical trials of product candidates. Forte may be unable to successfully develop, obtain regulatory approval for and commercialize any product candidates.
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

•
Forte is early in its development efforts. FB102 will require significant additional clinical development before Forte seeks regulatory approval of any product candidate. If Forte is unable to continue to advance FB102 through clinical development, obtain regulatory approval and ultimately commercialize a product candidate or experiences significant delays in doing so, its business will be materially harmed.
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
•
The market price of Forte’s common stock is expected to be volatile. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Litigation has previously arisen in connection with the private placement financings Forte completed in both 2023 and 2024, and more could arise in the future in connection with volatility in trading and/or future securities offerings, which could be costly, divert management’s attention and otherwise materially harm our business.
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

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of March 31, 2026, Forte had approximately $58.2 million of cash and cash equivalents on hand. Based on its current operating plan, Forte believes that its existing cash and cash equivalents and net proceeds from the 2026 Offering will be sufficient to fund its operations for at least twelve months from the filing date of this Form 10-Q. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA, and other comparable foreign regulatory authorities;

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

In June 2025, the Company closed a public offering (the “2025 Offering”) pursuant to which it sold 5,630,450 shares of common stock at a price to the public of $12.00 per share and pre-funded warrants to purchase 619,606 shares of common stock at a price to the public of $11.999 per pre-funded warrant, which represents the per share public offering price for the shares less the exercise price for each pre-funded warrant. The Company also granted the underwriters an option (the "2025 Option"), exercisable for a period of 30 days, to purchase up to an additional 937,508 shares of common stock. The pre-funded warrants have an exercise price of $0.001 per share, are immediately exercisable and remain exercisable until exercised in full. The holders of the pre-funded warrants will not be entitled to exercise any portion of any pre-funded warrant that, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by any such holder, together with its affiliates, to exceed 9.9%. However, the holder of the pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. The gross proceeds from the 2025 Offering were $75.0 million and the Company incurred approximately $5.1 million in underwriting discounts, commissions and offering expenses. In July 2025 the underwriters of the 2025 Offering exercised the 2025 Option and purchased 148,258 shares of common stock for gross proceeds of $1.8 million and incurred issuance costs of $0.1 million.

On April 8, 2026, the Company closed a public offering pursuant to which it sold 5,709,936 shares of common stock at a price to the public of $26.27 per share. The Company also granted the underwriters an option exercisable for a period of 30 days, to purchase up to an additional 856,490 shares of common stock which was exercised. The gross proceeds from the 2026 Offering were $172.5 million including the exercise of the underwriter's option. Net proceeds were $162.1 million after underwriting discounts and commissions of $10.4 million but before other offering expenses.

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

Through August 2021, Forte invested substantially all of its efforts and financial resources into the research and development of FB-401, which was its only product candidate to enter into clinical trials at that time. In September 2021, following the release of the FB 401 trial results, Forte announced that it would discontinue the advancement of FB-401 and conducted an extensive process to evaluate strategic alternatives. In 2022, the Company decided to focus on developing its FB102 program and since has successfully completed a Phase 1b trial of FB102 for patients with celiac disease in 2025. The Company is currently undertaking a Phase 2 trial in celiac's disease and Phase 1b trials for patients with non-segmental vitiligo and alopecia areata. We will be required to devote significant time and resources to developing FB102, which may not be successful.

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

Forte is a clinical-stage life sciences company with a limited operating history. Investment in product development in the life sciences industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB102, is currently in clinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each year since its inception in 2017. For the three months ended March 31, 2026, Forte reported a net loss of $22.1 million. As of March 31, 2026, Forte had an accumulated deficit of $245.5 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

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

Successful completion of clinical trials is a prerequisite to submitting a Biologics License Application to the FDA, and similar marketing applications to comparable foreign regulatory authorities, for each product candidate, and, consequently, the ultimate approval and commercial marketing of any product candidate.

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

Before obtaining regulatory approvals for the commercial sale of any products, Forte must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that FB102 is both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The results of preclinical studies as well as early clinical trials of a product candidate may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not necessarily be indicative of results obtained when such clinical trials are completed. There is typically an extremely high rate of attrition from the failure of product candidate proceeding through clinical trials.

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

While the extent of the impact of public health outbreaks on Forte’s business and financial results is uncertain, including indirect impact via third parties Forte contracts with, a continued and prolonged public health crisis could have a negative impact on its business, financial condition and operating results. To the extent any global pandemic, impacts operations in the United States, its clinical studies could be slowed or delayed, or in a more severe scenario, its business, financial condition and operating results could be more severely affected.

Forte will need to grow the size of its organization, and may experience difficulties in managing this growth.

As of March 31, 2026, Forte had 22 full-time employees. As its research, development, manufacturing and commercialization plans and strategies continue to focus on the development of FB102, including for additional indications, and any other future product candidates, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Forte’s current operations are located in Texas. Any unplanned event, such as flood, fire, tornado, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in it being unable to fully utilize its facilities, or the manufacturing facilities of its third-party contract manufacturers, may have a material and adverse effect on its ability to operate its business, particularly on a daily basis, and have significant negative consequences on its financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of its product candidate or interruption of its business operations. Any natural disasters could further disrupt its operations and have a material and adverse effect on its business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented it from using all or a significant portion of its headquarters, that damaged critical infrastructure, such as its research facilities or the manufacturing facilities of its third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for Forte to continue its business for a substantial period of time. As part of its risk management policy, Forte maintains insurance coverage at levels that Forte believes are appropriate for its business. However, in the event of an accident or incident at these facilities, Forte cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If its facilities, or the manufacturing facilities of its third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of its research and development programs may be harmed. Any business interruption may have a material and adverse effect on its business, financial condition, results of operations and prospects.

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

Although we take measures designed to protect such information from unauthorized Processing, our internal computer systems and those of our CROs, CMOs, clinical sites and other contractors and consultants are vulnerable to cyberattacks, computer viruses, bugs or worms, and other attacks by computer hackers, cracking, application security attacks, social engineering, supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks (such as credential stuffing), extortion, and intentional disruptions of service; computer and network vulnerabilities or the negligence and malfeasance of individuals with authorized access to our information, failure or damage from natural disasters, terrorism, war, fire and telecommunication and electrical failures. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data (including sensitive customer information), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Third parties may also attempt to fraudulently induce our employees, contractors, consultants, or third-party service providers into disclosing sensitive information such as usernames, passwords, or other information or otherwise compromise the security of our computer systems, networks, and/or physical facilities in order to gain access to our data. Cyberattacks are increasing in their frequency, sophistication and intensity. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups, such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Geopolitical tensions or conflicts have in the past led to, and may in the future lead to, increased risk of cybersecurity attacks. Moreover, advancements in technology, such as artificial intelligence ("AI") and machine learning, are changing and may continue to change the way companies are subjected to attempts to gain unauthorized access and disrupt systems, thereby increasing the risks of security threats and attacks. Additionally, some of our employees work remotely, which may pose additional data security risks. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts, or the efforts of our partners, vendors, CROs, CMOs, clinical sites and other contractors and consultants will prevent service interruptions, or identify breaches or incidents in our or their systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. Furthermore, we may not have adequate insurance coverage to protect us from, or adequately mitigate, liabilities or costs resulting from security breaches and incidents. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

Recent changes to U.S. tax laws, as well as changes to U.S. or international tax laws that may be enacted in the future, could impact the tax treatment of Forte’s business and financial condition. For example, in July 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill (the “OBBB Act”). The new tax law did not have a material impact on Forte's effective income tax rate and net deferred federal income tax assets, as Forte continues to maintain a full valuation allowance. Similar legislation passed in the future could adversely affect Forte's financial condition and results of operations. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently considered changes to existing tax law that could adversely affect Forte’s financial condition and results of operations.

Forte’s ability to use net operating losses and research and development credits to offset future taxable income or tax liability may be subject to certain limitations.

As of December 31, 2025, Forte has U.S. federal and state net operating loss (“NOL”) carryforwards of $59.8 million and $11.6 million, respectively. Under current law, the federal NOL carryforwards have an indefinite life but the deductibility of such federal NOL carryforwards will be limited to 80% of Forte’s current year taxable income and generally may not be carried back to prior taxable years. All of Forte's state NOL carryforwards expire beginning in 2037. These NOL carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities. In addition, in general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future federal taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Forte’s existing federal NOL carryforwards may be subject to limitations arising from previous ownership changes. In addition, future changes in its stock ownership, many of which are outside of its control, could result in an ownership change under Section 382 of the Code. Forte’s NOL carryforwards may also be subject to similar or additional limitations under state law. Accordingly, Forte may not be able to utilize a material portion of its NOL carryforwards. Furthermore, its ability to utilize its NOL carryforwards is conditioned upon its attaining profitability and generating U.S. federal and state taxable income. As described above, Forte has incurred significant net losses since its inception and anticipates that Forte will continue to incur significant losses for the foreseeable future; therefore, Forte does not know whether or when Forte will generate the U.S. federal or state taxable income necessary to utilize its NOL carryforwards.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If Forte is unable to obtain or use services from existing service providers or become unable to export or sell Forte's products to any of its customers or service providers, Forte's business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, (the "FDIC"), as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.

Although Forte assesses its banking relationships as it believes necessary or appropriate, Forte’s access to funding sources and other credit arrangements in amounts adequate to finance or capitalize Forte’s current and projected future business operations could be significantly impaired by factors that affect Forte, the financial institutions with which Forte has arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which Forte has financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for Forte to acquire financing on acceptable terms or at all.

Changes in United States trade policy, with regard to tariffs, could have a material adverse impact on Forte's business, financial condition, and results of operations.

Changes in United States trade policy, including with regard to tariffs, could have a material adverse impact on Forte’s business, financial condition, and results of operations. The imposition of retaliatory or new tariffs or increases in existing tariffs on goods imported from countries where Forte sources study or trial material or supplies from third party suppliers could result in increased material costs for Forte. If Forte is unable to mitigate these risks through supply chain adjustments, such as changing third party suppliers, the development, testing and clinical trials of Forte’s drug candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm Forte’s business.

If Forte, or Forte’s wholly-owned subsidiary, loses its ability to operate in Australia, or if Forte’s subsidiary is unable to benefit from the past or future R&D tax rebates available under current Australian regulations, Forte’s business and results of operations could be harmed.

Through Forte’s wholly-owned subsidiary in Australia, Forte conducts certain R&D activities, including some of its clinical trials. Current Australian tax regulations provide for a R&D cash rebate on qualified R&D activities incurred in the country. The Australian R&D tax incentive program is a self-assessment program, and as such, the Australian Taxation Office (“ATO”) has the right to review Forte’s program and related expenditures for a period of four years following the tax return filing date. If Forte is ineligible or unable to receive the anticipated cash rebate, if past rebates are determined to be ineligible upon an audit by the ATO, or if the Australian government significantly reduces or eliminates the rebate, Forte’s business and results of operations would be adversely affected.

Due to the geographic distance from Forte’s headquarters, Forte may not be able to successfully monitor or conduct its clinical trials and R&D activities in Australia. Forte can provide no assurance that the results of any clinical trials that it conducts in Australia will be accepted by the FDA or other foreign authority. Furthermore, if Forte loses its ability to operate its subsidiary in Australia, Forte’s business and results of operations may be adversely affected.

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

If Forte is unable to obtain, or if there are delays in obtaining, required regulatory approvals for any product candidates it may develop, Forte will not be able to commercialize, or will be delayed in commercializing, such product candidates, and its ability to generate revenue will be materially impaired.

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

Forte’s success depends in large part on its ability to obtain and maintain patent protection in the United States and other countries with respect to any product candidates and other technologies Forte may develop. Given that the development of its technology is at an early stage, its intellectual property portfolio with respect to certain aspects of its technology and any product candidates is also at an early stage. Forte has filed and intends to file patent applications on these aspects of its technology and any product candidates; however, there can be no assurance that any such patent applications will issue as granted patents.

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

Furthermore, in some cases, Forte may not be able to obtain issued claims covering compositions of matter relating to any product candidates it develops and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to any product Forte develops for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for its targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by its method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as Forte’s competitors, from utilizing its technology. Any failure to obtain or maintain patent protection with respect to any product candidates Forte develops could have a material adverse effect on Forte’s business, financial condition, results of operations, and prospects.

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

In addition, subject to the terms of any such license agreements, Forte may not have the right to control the preparation, filing, prosecution and maintenance, and Forte may not have the right to control the enforcement, and defense of patents and patent applications covering the technology that Forte licenses from third parties. Forte cannot be certain that its in-licensed patent applications (and any patents issuing therefrom) that are controlled by its licensors will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of its business. If its licensors fail to prosecute, maintain, enforce, and defend such patent rights, or lose rights to those patent applications (or any patents issuing therefrom), the rights Forte has licensed may be reduced or eliminated, its right to develop and commercialize any of its product candidates that are subject of such licensed rights could be adversely affected, and Forte may not be able to prevent competitors from making, using and selling competing products. Moreover, Forte cannot be certain that such activities by its potential future licensors will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. In addition, even where Forte may have the right to control patent prosecution of patents and patent applications that Forte may license to and from third parties, Forte may still be adversely affected or prejudiced by actions or inactions of its potential future licensees, licensors and their counsel that took place prior to the date of assumption of control over patent prosecution.

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

In Europe, beginning June 1, 2023, European applications and patents may be subjected to the jurisdiction of the Unified Patent Court (“UPC”) unless those are explicitly opted out. Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a relatively new entity, there is not applicable precedent on which we may rely, which increases the uncertainty of any outcome from the UPC. As a single court system can invalidate a European patent, we, where applicable may opt out of the UPC and as such, each European patent would need to be challenged in each individual country.

Geopolitical actions in the United States and in foreign countries (such as the Russia-Ukraine conflict, conflicts in the Middle East, including the Iran conflict, retaliatory measures by foreign countries in response to actions by the United States, in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. Further, many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15. 122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entities' intellectual property rights. Additionally, changes in US trade policy, including the imposition of new or increased tariffs as well as retaliatory measures by other countries, could adversely affect our patent strategy, such as where we choose to file, maintain, or enforce our patents. Also, if we are required to move our research or manufacturing activities to new regions, this may expose us to jurisdictions with weaker intellectual property enforcement, differing patent eligibility standards, or greater risk of compulsory licensing. These factors could compromise the protection or value of our proprietary technologies, including our core patents and related know-how.

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

Forte’s commercial success depends in part on its and its collaborators’ ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to Forte’s future patents.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to autoimmune technologies and in the fields in which Forte is developing its product candidate. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that its product candidate and other technologies may give rise to claims of infringement of the patent rights of others. Forte cannot assure you that its product candidate and other technologies that Forte has developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. Forte may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which Forte is developing its product candidate and other technologies, might assert infringement by future Forte product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover future Forte product candidates or other technologies. It is also possible that patents owned by third parties of which Forte is aware, but which Forte does not believe Forte infringes or that Forte believes Forte has valid defenses to any claims of patent infringement, could be found to be infringed by Forte. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to Forte’s product candidates. As such, we monitor third-party patents in the fields in which Forte is developing its product candidate. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that future Forte product candidates or other technologies may infringe. Generative AI resources that are publicly available also present a risk that Forte may inadvertently obtain, incorporate, or use a third party’s intellectual property. Forte cannot provide any assurances that third-party patents do not exist which might be enforced against its current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting its manufacture or future sales, or, with respect to its future sales, an obligation on its part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $588.25 per share, or approximately 82%, from $714.75 per share as of the close of business on September 2, 2021 to $126.50 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on May 6, 2026, was $26.52 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

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

The company will have broad discretion in the use of proceeds from any capital raising efforts, including the 2025 Offering, the 2026 Offering and any future private placement financings or public offerings, and may invest or spend the proceeds in ways with which its stockholders do not agree and in ways that may not increase the value of their investments.

Forte has and will continue to have broad discretion over the use of proceeds from any capital raising efforts, including private placement financings and public offerings completed in 2020, 2023, 2024, 2025, and 2026 and an “at the market” equity offering program commenced in 2022. Its stockholders may not agree with Forte’s decisions, and its use of the proceeds may not yield any return on its stockholders’ investments. Forte’s failure to apply the net proceeds of such financings effectively could compromise its ability to pursue its growth strategy and Forte might not be able to yield a significant return, if any, on its investment of these net proceeds. Forte’s stockholders will not have the opportunity to influence its decisions on how to use the net proceeds from such financings.

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

As of March 31, 2026 , Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

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

Item 6. Exhibits.

Exhibit Number	Description
10.1*^	Amended and Restated Non-Employee Director Compensation Policy.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*±	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*±	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

* Filed herewith.

^ Indicates management contract or compensatory plan.

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

Forte Biosciences, Inc.

Date: May 11, 2026	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)