Form 10-Q
period 2026-06-30
Forte Biosciences, Inc.
filed 2026-08-12
CIK 1419041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had 21,229,087 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and par value data)

	June 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$49,629	$76,957
Short-term investments	148,831	—
Prepaid expenses and other current assets	4,643	3,632
Total current assets	203,103	80,589
Property and equipment, net	90	129
Other assets	2,550	2,061
Total assets	$205,743	$82,779

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,010	$9,989
Accrued liabilities	6,279	10,762
Total current liabilities	20,289	20,751
Other liabilities	1,660	1,037
Total liabilities	21,949	21,788

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized as of June 30, 2026 (unaudited) and December 31, 2025; 20,482,400 and 12,948,308 shares issued and outstanding as of June 30, 2026 (unaudited) and December 31, 2025, respectively	21	13
Additional paid-in capital	452,667	284,348
Accumulated other comprehensive (loss) income	(54)	3
Accumulated deficit	(268,840)	(223,373)
Total stockholders’ equity	183,794	60,991
Total liabilities and stockholders’ equity	$205,743	$82,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$22,186	$8,469	$42,506	$21,011
Research and development - related party	150	150	300	300
General and administrative	2,267	2,960	4,236	6,392
Total operating expenses	24,603	11,579	47,042	27,703
Loss from operations	(24,603)	(11,579)	(47,042)	(27,703)
Other income, net	1,465	330	2,141	798
Net loss before taxes	(23,138)	(11,249)	(44,901)	(26,905)
Income tax expense	(193)	—	(566)	-
Net loss	$(23,331)	$(11,249)	$(45,467)	$(26,905)
Per share information:
Net loss per share - basic and diluted	$(0.97)	$(0.96)	$(2.18)	$(2.32)

Weighted average shares and pre-funded warrants outstanding, basic and diluted	23,787,713	11,744,143	20,828,996	11,572,510

Comprehensive loss:
Net loss	$(23,331)	$(11,249)	$(45,467)	$(26,905)
Unrealized loss on available-for-sale securities, net	(50)	—	(57)	(11)
Comprehensive loss	$(23,381)	$(11,249)	$(45,524)	$(26,916)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance — December 31, 2025	12,948,308	$13	$284,348	$3	$(223,373)	$60,991
Issuance of common stock upon vesting of restricted stock units, net of taxes paid	27,353	—	(27)	—	—	(27)
Issuance of common stock under ESPP	9,263	—	101	—	—	101
Stock-based compensation	—	—	3,177	—	—	3,177
Unrealized loss on available-for-sale securities, net	—	—	—	(7)	—	(7)
Cashless exercise of warrants	925,744	1	—	—	—	1
Net loss	—	—	—	—	(22,136)	(22,136)
Balance — March 31, 2026	13,910,668	14	287,599	(4)	(245,509)	42,100
Issuance of common stock in public offering, net of offering costs of $9,755	5,709,936	6	140,239	—	—	140,245
Issuance of common stock upon exercise of underwriter option, net of offering costs of $1,350	856,490	1	21,149	—	—	21,150
Issuance of common stock upon vesting of restricted stock units, net of taxes paid	1,723	—	(11)	—	—	(11)
Exercise of common stock options	3,583	—	25	—	—	25
Stock-based compensation	—	—	3,666	—	—	3,666
Unrealized loss on available-for-sale securities, net	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(23,331)	(23,331)
Balance — June 30, 2026	20,482,400	$21	$452,667	$(54)	$(268,840)	$183,794

Balance — December 31, 2024	6,393,323	$6	$206,461	$11	$(153,998)	$52,480
Issuance of common stock upon vesting of restricted stock units, net of taxes paid	1,794	—	(15)	—	—	(15)
Issuance of common stock under ESPP	818	—	9	—	—	9
Stock-based compensation	—	—	1,620	—	—	1,620
Unrealized loss on available-for-sale securities, net	—	—	—	(11)	—	(11)
Cashless exercise of warrants	185,732	—	—	—	—	—
Net loss	—	—	—	—	(15,656)	(15,656)
Balance — March 31, 2025	6,581,667	6	208,075	—	(169,654)	38,427
Issuance of common stock and pre-funded warrants in public offering, net of offering costs of $5,058	5,630,450	6	69,935	—	—	69,941
Issuance of common stock upon vesting of restricted stock units, net of taxes paid	1,715	—	(3)	—	—	(3)
Stock-based compensation	—	—	1,495	—	—	1,495
Exercise of warrants	68,192	—	2	—	—	2
Net loss	—	—	—	—	(11,249)	(11,249)
Balance — June 30, 2025	12,282,024	$12	$279,504	$-	$(180,903)	$98,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(45,467)	$(26,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	39	28
Stock-based compensation expense	6,843	3,115
Accretion of debt discount on available-for-sale securities	(1,048)	(240)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,500)	1,590
Accounts payable	3,483	488
Accrued liabilities	(4,483)	1,508
Other liabilities	623	—
Net cash used in operating activities	(41,510)	(20,416)
Cash flows from investing activities:
Purchase of available-for-sale securities	(147,841)	—
Purchase of property and equipment	—	(61)
Proceeds from redemptions of short-term investments	—	36,350
Net cash (used in) provided by investing activities	(147,841)	36,289
Cash flows from financing activities:
Proceeds from issuance of common stock	150,000	—
Proceeds from issuance of common stock and pre-funded warrants	—	75,000
Proceeds from issuance of common stock upon exercise of underwriters' option	22,500	—
Payment of issuance costs associated with financings	(10,565)	(6,966)
Proceeds from issuance of common stock under ESPP	101	9
Proceeds from exercise of options and warrants	25	2
Taxes paid related to net share settlement of equity awards	(38)	(18)
Net cash provided by financing activities	162,023	68,027

Net (decrease) increase in cash and cash equivalents	(27,328)	83,900
Cash and cash equivalents — beginning of period	76,957	22,244
Cash and cash equivalents — end of period	$49,629	$106,144

Supplemental disclosure of non-cash investing and financing activities:

Unpaid issuance costs recorded in accounts payable and accrued liabilities	$580	$409

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Forte Biosciences, Inc. (www.fortebiorx.com) and its subsidiaries, referred to herein as the “Company” or “Forte”, is a clinical-stage biopharmaceutical company focused on autoimmune and autoimmune-related diseases. The Company’s current lead product candidate is FB102. FB102 is a proprietary anti-CD122 monoclonal antibody therapeutic candidate with potentially broad autoimmune and autoimmune-related indications. In June 2025, the Company announced data from a celiac disease Phase 1b study and has subsequently commenced a Phase 2 study. The Company reported positive topline data from a Phase 1b trial for patients with vitiligo in July 2026. The Company is currently undertaking a Phase 1b trial in alopecia areata and a Phase 2 celiac study, with topline readouts expected in the second half of 2026.

The Company merged with Tocagen, Inc. (“Tocagen Merger”), a publicly traded biotechnology company, on June 15, 2020. Prior to the Tocagen Merger, Forte was a privately held company incorporated in Delaware on May 3, 2017. The Company's headquarters is in Dallas, Texas. The Company’s common stock is traded on the Nasdaq stock exchange under the ticker symbol “FBRX”.

On July 26, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with argenx BV, a private company with limited liability organized under Belgian law (“argenx”), and Avena Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of argenx (“Purchaser”). The Merger Agreement provides for the acquisition of the Company by argenx through a tender offer for all outstanding shares of the Company’s common stock. See Note 12.

Liquidity and Risks

Since inception, the Company has incurred losses and negative cash flows from operations. As of June 30, 2026, the Company had an accumulated deficit of $268.8 million and used $41.5 million of cash in operating activities during the six months ended June 30, 2026. Management expects to continue to incur additional losses in the foreseeable future as the Company focuses its development efforts on advancing FB102 through clinical trials.

The Company had cash, cash equivalents and short-term investments of approximately $198.5 million as of June 30, 2026. The Company’s cash and cash equivalents are held at financial institutions with balances that exceed federally insured limits. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to allow the Company to fund its operations for at least twelve months from the filing date of this Form 10-Q.

The Company will need to secure significant additional funding in the future in order to carry out all of the Company’s planned research and development activities and regulatory activities, conduct any substantial additional development requirements requested by the U.S. Food and Drug Administration ( the "FDA"), and commercialize product candidates. Management may fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it may be forced to delay or reduce the scope of its research and development programs and/or limit or cease its operations.

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

Available-for-Sale Securities

The Company’s available-for-sale securities consist of U.S. treasury bills. Securities with maturities from the date of purchase of 90 days or less are included in cash and cash equivalents and 91 days or more are included in short-term investments. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive loss within the condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Realized gains and losses are calculated using the specific identification method and recorded in other income, net.

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

Net Loss Per Share

The Company’s net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares, without consideration for common stock equivalents. The weighted average number of shares of common stock used in the basic and diluted net loss per share calculation include the pre-funded warrants outstanding during the period as they are exercisable at any time and their exercise requires only nominal consideration for the delivery of shares. During the six months ended June 30, 2026, 925,773 pre-funded warrants were exercised and as of June 30, 2026 pre-funded warrants to purchase an aggregate of 3,956,842 shares of common stock were outstanding.

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

	As of June 30,
	2026	2025
Options	3,833,420	2,541,796
Restricted stock units	592,758	51,537
Warrants	149	176
ESPP	439	1,004
Total	4,426,766	2,594,513

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid manufacturing and research expenses	$3,214	$1,908
Prepaid insurance	40	262
Prepaid professional fees	185	223
GST receivable	813	817
Other	391	422
Total prepaid expenses and other current assets	$4,643	$3,632

Property and Equipment, Net

Property and equipment, net as of June 30, 2026 and December 31, 2025 consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Equipment	$223	$223
Furniture and fixtures	18	18
Property and equipment, at cost	241	241
Less accumulated depreciation	(151)	(112)
Total property and equipment, net	$90	$129

Other Assets

Other assets as of June 30, 2026 and December 31, 2025 consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Clinical trial deposits	$2,404	$2,036
Other	146	25
Total other assets	$2,550	$2,061

Accrued Liabilities

Accrued liabilities as of June 30, 2026 and December 31, 2025 consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued legal and professional fees	$408	$163
Accrued compensation	1,412	2,250
Accrued manufacturing and research expenses	2,999	7,374
Accrued issuance costs	40	40
Deferred R&D credit	1,337	927
Accrued other expenses	83	8
Total accrued liabilities	$6,279	$10,762

4. Fair Value

The following tables provide a summary of the assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and short-term investments:
Cash	$8,467	$—	$—	$8,467
Money Market Funds	41,162	—	—	41,162
U.S. Treasury Bills	—	148,831	—	148,831
Total	$49,629	$148,831	$—	$198,460

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$3,280	$—	$—	$3,280
Money Market Funds	53,713	—	—	53,713
U.S. Treasury Bills	—	19,964	—	19,964
Total	$56,993	$19,964	$—	$76,957

Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. The Company's U.S. Treasury bills were included as short-term investments in the condensed consolidated balance sheet as of June 30, 2026 due to a maturity date at the time of purchase of greater than 90 days and cash and cash equivalents at December 31, 2025 due to a maturity date at the time of purchase of less than 90 days. The Company obtains the fair value of its Level 2 cash equivalents and short-term investments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable.

5. Available-for-sale Securities

The following table summarizes the Company's available-for-sale securities as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury Bills	$148,885	$—	$(54)	$148,831
Total available-for-sale securities	$148,885	$—	$(54)	$148,831

	December 31, 2025
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury Bills	$19,961	$3	$—	$19,964
Total available-for-sale securities	$19,961	$3	$—	$19,964

The Company had two U.S. treasury bill securities in an unrealized loss position as of June 30, 2026. The unrealized loss at June 30, 2026 was attributable to changes in interest rates and does not represent a credit loss. The Company does not intend to sell this security, and it is not more likely than not that it will be required to sell before recovery of the amortized cost basis. The Company held no debt securities that were in an unrealized loss position as of December 31, 2025.

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

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. As of June 30, 2026, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded any related liabilities.

Lease Agreements

The Company has entered into lease agreements for certain office and laboratory space. The lease agreements are cancellable by the Company at any time with a six-month notice. Total rent expense for the three and six months ended June 30, 2026 was $155 thousand and $322 thousand, respectively. Total rent expense for the three and six months ended June 30, 2025 was $96 thousand and $193 thousand, respectively.

Clinical and Preclinical Services

The Company has entered into various agreements with third-party vendors for preclinical and clinical services. The estimated remaining non-cancellable commitments as of June 30, 2026 under these agreements were approximately $28.2 million. The Company entered into agreements with a clinical research organization (“CRO”) for clinical trials of FB102, its product candidate. The Company has agreed to pay third-party costs associated with those agreements. The CRO agreements are subject to termination at any time, with or without cause, by the Company, in which case only costs earned or non-cancellable to the date of termination would remain subject to reimbursement.

Legal Proceedings

Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD (Del. Super. Ct.)

In October 2024, the Company filed a complaint (the “Wesco Complaint”), captioned Forte Biosciences, Inc. v. Wesco Insurance Co., et al., Case No. N24C-10-015 VLM CCLD, in the Superior Court of the State of Delaware, against its Directors & Officers liability insurance, Wesco Insurance Company, Beazley Insurance Company, and Palms Insurance Company, Limited (collectively, “Insurance Defendants”), seeking declaratory relief, breach of contract, and bad faith for the Insurance Defendants’ refusal to acknowledge and perform their insurance obligations in connection with the action captioned Camac Fund, LP v. Paul A. Wagner, et al., C.A. No. 2023-0817-MTZ (Del. Ch.) and related Books and Records demands (“Underlying Action”). On January 8, 2026, the Delaware Superior Court entered judgment on the pleadings in favor of Forte Biosciences, finding that Wesco Insurance Co., and Palms Insurance Co. were liable up to their combined $5 million policy limits for Forte’s defense and settlement costs incurred in connection with the Underlying Action. Forte has moved for entry of final judgment consistent with the Court’s January 8th ruling, and is seeking payment of prejudgment interest. That motion is pending with the Delaware Superior Court. In March 2026, Palms Insurance Co. paid the Company $2.3 million as an interim payment, under a reservation of rights, which was recorded in general and administrative expenses during the six months ended June 30, 2026. In April 2026, Wesco Insurance Company paid the Company $2.5 million under the policy limits as ordered by the Court plus prejudgment interest, per the terms of a confidential settlement agreement, which was recorded in general and administrative expenses during the six months ended June 30, 2026.

7. Equity

Preferred Stock

The Company has 10 million authorized shares of Series A Preferred Stock, par value $0.001, with no shares outstanding as of June 30, 2026 and December 31, 2025.

Common Stock

In June 2026, the Company filed a shelf registration statement on Form S-3 that was declared effective by the SEC for the issuance of up to $500.0 million in securities.

On April 8, 2026, the Company closed a public offering (the "2026 Offering") pursuant to which it sold 5,709,936 shares of common stock at a price to the public of $26.27 per share. The Company also granted the underwriters an option, exercisable for a period of 30 days, to purchase up to an additional 856,490 shares of common stock, which was exercised in full. The gross proceeds from the 2026 Offering, inclusive of the exercise of the underwriters’ option, were $172.5 million. The Company incurred approximately $11.1 million in underwriting discounts, commissions and offering expenses.

On June 25, 2025, the Company closed a public offering (the “ 2025 Offering”) pursuant to which it sold 5,630,450 shares of common stock at a price to the public of $12.00 per share and pre-funded warrants to purchase 619,606 shares of common stock at a price to the public of $11.999 per pre-funded warrant, which represents the per share public offering price for the shares less the exercise price for each pre-funded warrant. The Company also granted the underwriters an option, exercisable for a period of 30 days, to purchase up to an additional 937,508 shares of common stock. The pre-funded warrants have an exercise price of $0.001 per share, are immediately exercisable and remain exercisable until exercised in full. The holder of the pre-funded warrants will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder, together with its affiliates, to exceed 9.9%. However, the holder of the pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company. The gross proceeds from the 2025 Offering were $75.0 million and the Company incurred approximately $5.1 million in underwriting discounts, commissions and offering expenses. In July 2025, the underwriters of the Offering exercised the option and purchased 148,258 shares of common stock for gross proceeds of $1.8 million and the Company incurred issuance costs of $0.1 million.

As of June 30, 2026, 1,665,885 pre-funded warrants were exercised and pre-funded warrants to purchase an aggregate of 3,956,842 shares of common stock remain outstanding. The 3,956,842 and 4,882,615 shares of common stock issuable upon the exercise of the pre-funded warrants is not included in the number of issued and outstanding shares of common stock as of June 30, 2026 and December 31, 2025, respectively. These warrants meet the criteria for equity classification and were recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

Warrants to purchase 149 shares of the Company’s common stock at an exercise price of $3,506.25 per share were issued pre-Merger and remain outstanding as of June 30, 2026 and December 31, 2025. These warrants have an expiration date of May 18, 2028. These warrants meet the criteria for equity classification and were recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

Shares of common stock reserved for future issuance as of June 30, 2026 were as follows:

Shares
Pre-funded warrants outstanding	3,956,842
Stock options outstanding	3,833,420
Reserved for issuance under equity incentive plans	1,317,498
RSUs outstanding	592,758
Reserved for issuance under employee stock purchase plan	32,562
Warrants outstanding	149
Total	9,733,229

8. Stock-Based Compensation

Equity Plans

In May 2021 the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). As amended and restated in June 2026, the 2021 Plan has an aggregate of 5,190,000 authorized shares.

The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company and its affiliates. Service-based awards generally vest over a four-year period, with the first 25% of such awards vesting following twelve months of continued employment or service with the remaining awards vesting monthly in equal installments over the following thirty-six months. Certain other awards vest monthly over thirty-six months for subsequent grants. For certain service-based awards to the board of directors, vesting occurs in thirty-six equal monthly installments over a three-year period for initial grants and in twelve equal monthly installments over a twelve-month period for subsequent grants. As of June 30, 2026, there were 1,142,498 shares available for issuance under the 2021 Plan.

On July 26, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) and reserved 20,000 shares for future grant under the 2020 Inducement Plan. The 2020 Inducement Plan, as amended and restated in January 2026, has an aggregate of 300,000 authorized shares. As of June 30, 2026, there were 175,000 shares available for issuance under the 2020 Inducement Plan.

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

The weighted average grant-date fair value of stock options granted in the three and six months ended June 30, 2026 was $15.32 and $20.95, respectively. The weighted average grant-date fair value of stock options granted in the three and six months ended June 30, 2025 was $6.64 and $6.36, respectively.

The weighted-average assumptions used to value these stock options using the Black-Scholes option-pricing model were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.21%	4.18%	4.03%	4.07%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term of options (years)	6.02	6.08	6.03	5.81
Volatility	116.31%	118.00%	117.14%	117.00%

The table below summarizes the stock option activity during the six months ended June 30, 2026:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2025	2,620,103	$15.62	9.10	$47,072
Granted	1,291,900	$24.16	-	-
Exercised	(3,583)	$7.02	-	-
Cancelled/Forfeited	(75,000)	$29.69	-	-
Balances at June 30, 2026	3,833,420	$18.23	8.97	$34,339
Vested and expected to vest at June 30, 2026	3,833,420	$18.23	8.97	$34,339
Exercisable at June 30, 2026	1,195,190	$23.69	8.50	$14,281

The aggregate intrinsic value of stock options as of June 30, 2026 is based on the Company’s closing stock price of $21.25 per share. The intrinsic value of the options exercised for the three and six months ended June 30, 2026 was $48 thousand.

Restricted Stock Unit Awards

Restricted stock units vest over four years with one sixteenth of the restricted stock units vesting every quarter.

Restricted stock unit award transactions during the six months ended June 30, 2026 were as follows:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2025	47,237	$25.58
Granted	576,071	$26.20
Forfeited/Cancelled	—	$—
Issued as Common Stock	(30,550)	$15.57
Outstanding at June 30, 2026	592,758	$26.70

The aggregate fair value of RSUs vested during the six months ended June 30, 2026 was $801 thousand.

2017 Employee Stock Purchase Plan

In May 2021, the Company's board of directors reactivated the Company’s 2017 Employee Stock Purchase Plan (“ESPP”) which had previously been suspended. The ESPP allows eligible employees to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering, or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company had 32,562 shares available for future issuance under the ESPP as of June 30, 2026. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2027, by the lesser of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (b) 12,000 shares, or (c) a number determined by the Company's board of directors that is less than (a) and (b). The Company issued 9,263 and 818 shares under the ESPP during the six months ended June 30, 2026 and 2025, respectively. The ESPP is considered a compensatory plan. The Company recorded stock-based compensation expense related to its ESPP of $13 thousand and $26 thousand for the three and six months ended June 30, 2026 and $7 thousand and $14 thousand for the three and six months ended June 30, 2025, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,270	$385	$2,330	$787
General and administrative	2,396	1,110	4,513	2,328
Total	$3,666	$1,495	$6,843	$3,115

As of June 30, 2026, there was unrecognized stock-based compensation expense of $47.8 million related to stock options and restricted stock units with service conditions, which is expected to be recognized over a weighted-average period of 2.77 years. Total unrecognized stock-based compensation as of June 30, 2026 was approximately $0.5 million related to restricted stock units with performance-based vesting. The performance-based conditions are tied to development milestones which have not been met.

9. Related Party Transactions

One member of the Company’s board of directors received $150 thousand and $300 thousand for scientific and clinical consulting services during each of the three and six months ended June 30, 2026 and 2025, respectively.

10. Employee Benefit Plan

The Company has a defined-contribution 401(k) plan for employees. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company matches employee contributions as permitted by the plan. The Company's total cost related to the 401(k) plan was $50 thousand and $128 thousand for the three and six months ended June 30, 2026 and $38 thousand and $90 thousand for the three and six months ended June 30, 2025, respectively.

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

12. Subsequent Event

On July 26, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with argenx BV, a private company with limited liability organized under Belgian law (“argenx”), and Avena Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of argenx (“Purchaser”). The Merger Agreement provides for the acquisition of the Company by argenx through a tender offer for all outstanding shares of the Company’s common stock at $77.00 per share in cash, without interest and subject to any required withholding tax, followed by a merger of Purchaser with and into the Company, with the Company surviving as a wholly-owned subsidiary of argenx. The Company’s board of directors has unanimously recommended that stockholders tender their shares in the offer. Consummation of the transaction is subject to customary closing conditions, including a minimum tender condition and expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and is not subject to a financing condition. The Merger Agreement contains customary termination rights, including an obligation of the Company to pay argenx a termination fee of $65 million under specified circumstances. See “Pending Acquisition by argenx” in Part I, Item 2 of this Form 10-Q for additional information.

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

Such forward-looking statements are based on our expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements due to a number of factors, including, but not limited to, our proposed transaction with argenx BV (“argenx”) and Avena Merger Sub Inc., a wholly owned subsidiary of argenx (“Purchaser”), consisting of a tender offer and subsequent merger of Purchaser with and into the Company, and other related matters; our ability to continue as a going concern; risks relating to the sufficiency of the Company’s cash balance to fund the Company’s activities, and the expectations with respect thereto; the business and prospects of the Company; Forte’s plans to develop and potentially commercialize its product candidates, including FB102; the timing of initiation of Forte’s planned preclinical studies, clinical trials and potential future clinical trials and the timing of the availability of data from such preclinical studies and potential future clinical trials; the timing of any planned investigational new drug application or new drug application; Forte’s plans to research, develop and commercialize its current and future product candidates; Forte’s ability to successfully enter into collaborations, and to fulfill its obligations under any such collaboration agreements; the clinical utility, potential benefits and market acceptance of Forte’s product candidates; Forte’s commercialization, marketing and manufacturing capabilities and strategy; Forte’s ability to identify additional products or product candidates with significant commercial potential; developments and projections relating to Forte’s competitors and its industry; the impact of government laws and regulations; Forte’s ability to protect its intellectual property position; Forte’s estimates regarding future revenue, expenses, capital requirements and need for additional financing; and the Company’s industry or the economy generally.

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

In June 2025, we announced positive data in our celiac disease Phase 1b study. The study enrolled 32 subjects 3:1 randomized (24 on FB102 and 8 on placebo). Subjects received 4 doses of FB102 (10 mg/kg) and underwent a 16- day gluten challenge. In addition to safety and tolerability, the study assessed morphologic and inflammatory endpoints along with gluten challenge induced symptoms. FB102 demonstrated a statistically significant benefit on the composite histological VCIEL endpoint (change from baseline). The mean VCIEL change from baseline was -1.849 for placebo subjects compared to 0.079 for FB102 treated subjects (p=0.0099). The change in the density of CD3-positive T cells, or IELs, from baseline was an increase of 13.3 for placebo subjects compared to a decline of 1.5 for FB102 treated subjects (p=0.0035). Baseline IEL density was 25.6 for the placebo subjects and 23.5 for the FB102 treated subjects. The mean change in the Vh: Cd ratio from baseline was -0.173 (0.21) for placebo subjects compared to -0.046 (0.09), a 73% improvement for FB102 treated subjects compared to placebo. Gluten challenge induced GI symptoms (nausea, vomiting, diarrhea, abdominal pain and abdominal bloating) reported during the 16-day gluten challenge from patient diaries/AE collection demonstrated a 42% benefit for FB102 treated subject (4.0 events per subject) compared to placebo (6.9 events per subject). There were no dropouts in the study. Treatment emergent adverse events were primarily mild (grade 1) with no grade 3 or higher SAEs reported in the FB102 arm.

Based on the successful completion of our patient-based Phase 1b celiac disease study, we initiated a Phase 2 celiac study in July 2025 with the topline readout expected in the second half of 2026. In November 2025, the FDA approved our IND application for a US arm of our Phase 2 celiac study. On July 9, 2026, we announced positive topline data from our Phase 1b non-segmental vitiligo trial, and we have initiated a Phase 1b alopecia areata study with topline data expected in the second half of 2026.

The Company reported positive topline data from its Phase 1b trial for patients with vitiligo in July 2026. The Phase 1b vitiligo study was a double-blind, placebo-controlled trial that enrolled 43 subjects, randomized 3:1 (32 on FB102 and 11 on placebo). The primary endpoint was percent improvement in facial vitiligo area scoring index (“FVASI”) from baseline assessed by central-review. The mean percent FVASI improvement from baseline in the ITT population was 29.6% for FB102 (n=32) compared to a mean deterioration of 16.2% for placebo (n=11), for a placebo-adjusted FB102 benefit of 45.8% (p=0.005). The group of 11 placebo subjects in the ITT population had one subject that was not part of the protocol-defined efficacy-evaluable population due to facial hair and that subject also experienced vitiligo progression during the study. The protocol defined efficacy-evaluable population excluded this one placebo subject (n=10) which also provides a more conservative assessment of the FB102 activity. In the protocol-defined efficacy evaluable population (FB102: 32, PBO:10), FB102 achieved 29.6% mean FVASI improvement from baseline at week 24 vs 7.9% on placebo for a placebo-adjusted FB102 benefit of 21.7% (p-value = 0.020). Response to FB102 was observed early, with statistically significant improvement observed by the day 64 visit (p=0.023), continuing through week 24, after completion of the 12-week treatment period. In Cohort A, FB102 achieved a 28.8% mean FVASI improvement from baseline at week 24 compared to 7.9% for placebo for a placebo-adjusted FB102 benefit of 20.9% (p-value = 0.04) while in Cohort B, FB102 achieved a 30.4% mean FVASI improvement from baseline at week 24 compared to 7.9% for placebo for a placebo-adjusted FB102 benefit of 22.5% (p-value = 0.027). In subjects with greater disease involvement having baseline FVASI ≥0.75 (approximately one-quarter of face depigmented), FB102 achieved 43.2% mean FVASI improvement from baseline at week 24 compared to 0.5% for placebo treated subjects for a placebo-adjusted FB102 benefit of 42.7% (p-value = 0.006)

with 10 of 17 FB102 treated subjects achieving an FVASI50 (58.8%) and 4 of 17 achieving an FVASI75 (23.5%) compared to 0 of 4 achieving FVASI50 and FVASI 75 for placebo subjects (0%). In the protocol-defined efficacy evaluable population 11 of 32 FB102 treated subjects achieved FVASI50 (34.4%) with 4 of 32 FB102 treated subjects achieving an FVASI 75 (12.5%) compared to 1 of 10 placebo subjects achieving FVASI50/75; the placebo FVASI75 responder reinforces the importance of randomized controlled studies and baseline severity when interpreting vitiligo responder endpoints. FB102 treated subjects continued to improve through week 24 after completion of the 12-week treatment period with an additional 8 percentage point FVASI improvement between week 12 and 24. Among FB102-treated subjects with baseline FVASI ≥0.75 the mean FVASI improvement increased an additional 14 percentage points between week 12 and 24. 84% (27/32) FB102 treated subjects improved from baseline to week 24 following the 12-week treatment period and 0% (0/32) worsened. 27% (3/11) of placebo subject worsened during the 24 week period.

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

We had approximately $198.5 million in cash, cash equivalents and short-term investments as of June 30, 2026. Our common stock is publicly traded on the Nasdaq Capital Market ("Nasdaq") under the ticker symbol FBRX. Prior to our merger with Tocagen, Inc., a publicly traded biotechnology company, Forte was a privately held company incorporated in Delaware on May 3, 2017.

On July 26, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with argenx and Purchaser, as described in more detail in “Pending Acquisition by argenx” below.

In June 2026, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC in June 2026 for the issuance of up to $500.0 million in securities.

On April 8, 2026, we closed a public offering (the “2026 Offering”) pursuant to which we sold 5,709,936 shares of common stock at a price to the public of $26.27 per share. We also granted the underwriters an option, exercisable for a period of 30 days, to purchase up to an additional 856,490 shares of common stock, which was exercised in full. The gross proceeds from the 2026 Offering, inclusive of the exercise of the underwriters’ option, were $172.5 million and we incurred approximately $11.1 million in underwriting discounts, commissions and offering expenses.

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

Pending Acquisition by argenx

Merger Agreement

On July 26, 2026, we entered into the Merger Agreement with argenx and Purchaser. The Merger Agreement provides for the acquisition of the Company by argenx in a two-step transaction, consisting of a tender offer (the “Offer”) followed by a subsequent merger of Purchaser with and into the Company (the “argenx Merger”, and collectively with the Offer and the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of argenx.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser is required to commence a tender offer within 10 business days of the execution of the Merger Agreement, to acquire all of our issued and outstanding shares of common stock, par value $0.001 per share (the “Shares”), for $77.00 per Share (the “Closing Amount”), net to the seller in cash, without interest and subject to any required withholding of taxes. Purchaser commenced the Offer on August 6, 2026. The Offer will initially remain open for 15 business days from the date of commencement of the Offer, subject to possible extension pursuant to the terms of the Merger Agreement.

The obligation of argenx and Purchaser to consummate the Offer is subject to the satisfaction or waiver (to the extent permitted) of certain conditions set forth in the Merger Agreement, including that there will have been validly tendered, and not validly withdrawn, in the Offer a number of Shares that, considered together with all Shares owned by Purchaser and its affiliates, would represent one more Share than 50% of the total number of Shares outstanding as of immediately following the consummation of the Offer. In addition, the obligation of Purchaser to consummate the Offer is conditioned upon, among other things, the accuracy of the representations and warranties of the Company contained in the Merger Agreement (subject to certain materiality exceptions), material compliance by us with our covenants under the Merger Agreement, the expiration or termination of the waiting period applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions set forth in the Merger Agreement. Consummation of the Offer is not subject to a financing condition.

As soon as practicable following the consummation of the Offer, subject to the terms and conditions of the Merger Agreement, the argenx Merger will be effected under Section 251(h) of the Delaware General Corporation Law, as amended (the “DGCL”), without a meeting or vote of our stockholders.

At the effective time of the argenx Merger (the “Effective Time”), each Share (other than certain Shares (i) owned by the Company, argenx, Purchaser or wholly owned direct or indirect subsidiaries of the Company or argenx, (ii) irrevocably accepted for purchase pursuant to the Offer, or (iii) for which holders have properly exercised and perfected their respective demands for appraisal of their Shares in accordance with Section 262 of the DGCL) will be converted into the right to receive the Closing Amount in cash, in each case without any interest thereon, subject to any withholding of taxes.

At the Effective Time, each option to purchase Shares (each, a “Company Option”) that is then outstanding and unexercised, whether or not vested, and which has a per share exercise price that is less than the Closing Amount, will be canceled and converted into the right of the holder to receive (subject to any applicable withholding taxes) a lump-sum cash payment equal to (i) the excess (if any) of (a) the Closing Amount over (b) the per Share exercise price subject to such Company Option, multiplied by (ii) the total number of Shares subject to such Company Option immediately prior to the Effective Time. At the Effective Time, each Company Option that is then outstanding and unexercised, whether or not vested, and which has a per share exercise price that is equal to or greater than the Closing Amount, will be canceled with no additional consideration payable therefor.

At the Effective Time, each award of restricted stock units with respect to Shares (each, a “Company RSU”) that is then outstanding, whether or not vested, will be canceled and converted into the right of the holder to receive (subject to any applicable withholding taxes) a lump-sum cash payment equal to (i) the Closing Amount, multiplied by (ii) the total number of Shares subject to such Company RSU immediately prior to the Effective Time.

The Merger Agreement contains certain termination rights for the Company and argenx, including, among others, the right of (i) the Company to terminate the Merger Agreement in order to enter into a Specified Agreement (as defined in the Merger Agreement) and (ii) argenx to terminate the Merger Agreement as a result of the board of directors changing its recommendation with respect to the Offer; (iii) either the Company or argenx to terminate the Merger Agreement if the Offer Acceptance Time shall not have occurred on or prior to one minute after 11:59 p.m. Eastern Time on November 30, 2026; and (iv) either the Company or argenx to terminate the Merger Agreement if, as of any scheduled expiration of the Offer, all conditions to the obligation of argenx and Purchaser to consummate the Offer other than the Minimum Condition have been satisfied or waived and the Minimum Condition has not been satisfied. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay argenx a termination fee in the amount of $65 million.

Tender and Support Agreements

On July 26, 2026, in connection with the execution and delivery of the Merger Agreement, each of our directors and executive officers (collectively, the “Support Stockholders”), solely in their respective capacities as stockholders of the Company, each entered into a tender and support agreement (collectively, the “Support Agreements”) with argenx and Purchaser, pursuant to which each Support Stockholder agreed, among other things, (i) to tender all of his or her Shares subject to certain exceptions (including the valid termination of the Merger Agreement) and (ii) if applicable, to vote all such Support Stockholder’s Shares in favor of the Merger. The Support Stockholders collectively own or control an aggregate of approximately 1% of the outstanding Shares as of July 26, 2026. Each of the Support Agreements will terminate upon the first to occur of (i) the date and time upon which the Merger Agreement is validly terminated in accordance with its terms, and (ii) the Effective Date. The Support Agreements also contain customary restrictions on the transfer of Shares by the Supporting Stockholders prior to the termination of the Merger Agreement, subject to exceptions.

For additional information related to the Merger Agreement and the transactions contemplated thereby, please refer to the relevant materials that we have filed and will file with the SEC and that will contain important information about the Company and the Transactions.

Intellectual Property

We own one US patent for administering a combination of Gram-positive and Gram-negative bacteria along with metabolites for treatment of a wide variety of skin conditions. The patent’s estimated expiration date is 2039. This patent is not material to Forte’s FB102 program. We also own four pending PCT applications, five pending US applications, one pending application each in Europe, Australia, Canada, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, Brazil, India, South Africa, Eurasia, Taiwan, Argentina, China and two pending applications in Hong Kong related to the FB102 program. The estimated expiration dates of these patents are 2043-2046. We also own two pending U.S. applications and one pending application in Europe that are not material to Forte's FB102 program.

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

In July 2025, the U.S. federal government enacted what is commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), a broad tax and spending bill that includes provisions impacting corporate taxpayers. The OBBBA’s various provisions include, among other things, accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The impact of the new tax law did not have a material effect on our effective income tax rate and net deferred federal income tax assets, as we continue to maintain a full valuation allowance.

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

Other income, net

Other income, net consists of interest income earned on our cash, cash equivalents balances, accretion of available-for-sale securities and foreign exchange gains partially offset by franchise taxes.

Critical Accounting Policies, Significant Judgments and Use of Estimates

There have been no significant changes during the six months ended June 30, 2026 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on our Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2026 and 2025

The following tables summarize our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,
	2026	2025	Change

Operating expenses:
Research and development	$22,336	$8,619	$13,717
General and administrative	2,267	2,960	(693)
Total operating expenses	24,603	11,579	13,024
Other income, net	1,465	330	1,135
Net loss before taxes	(23,138)	(11,249)	(11,889)
Income tax expense	(193)	—	(193)
Net loss	$(23,331)	$(11,249)	$(12,082)

	For the Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$42,806	$21,311	$21,495
General and administrative	4,236	6,392	(2,156)
Total operating expenses	47,042	27,703	19,339
Other income, net	2,141	798	1,343
Net loss before taxes	(44,901)	(26,905)	(17,996)
Income tax expense	(566)	—	(566)
Net loss	$(45,467)	$(26,905)	$(18,562)

Research and Development Expenses

Research and development expenses were $22.3 million for the three months ended June 30, 2026, compared to $8.6 million for the same period in 2025. The increase was primarily due to an increase of $12.0 million in manufacturing and clinical expenses related to FB102 for our Phase 2 clinical trial for celiac disease and Phase 1b clinical trials for vitiligo and alopecia areata, and an increase of $1.4 million in personnel-related expenses due to an increase in headcount.

Research and development expenses were $42.8 million for the six months ended June 30, 2026, compared to $21.3 million for the same period in 2025. The increase was primarily due to an increase of $16.3 million in manufacturing and clinical expenses related to FB102 for our Phase 2 clinical trial for celiac disease and Phase 1b clinical trials for vitiligo and alopecia areata, an increase of $2.3 million in preclinical expenses, and an increase of $2.9 million in personnel-related expenses due to an increase in headcount.

Our research and development expenses may increase as we continue to advance FB102 through a celiac Phase 2 trial including a U.S. arm, multiple Phase 1b clinical trials and if we pursue additional autoimmune indications.

General and Administrative Expenses

General and administrative expenses were $2.3 million for the three months ended June 30, 2026 compared to $3.0 million for the same period in 2025. The decrease was primarily due to the second interim legal settlement payment received in the second quarter of 2026 from Wesco Insurance Company of $2.5 million in connection with the Underlying Action, which was partially offset by an increase of $1.3 million in non-cash stock-based compensation.

General and administrative expenses were $4.2 million for the six months ended June 30, 2026 compared to $6.4 million for the same period in 2025. The decrease was primarily due to the two interim legal settlement payments received during the six months ended June 30, 2026, from Palms Insurance Company and Wesco Insurance Company of $4.8 million in connection with the Underlying Action, which was partially offset by an increase of $2.2 million in non-cash stock-based compensation.

Our general and administrative expenses may fluctuate in the future due to fluctuations in professional and advisory fees as we build out our infrastructure to advance FB102 through a Phase 2 trial, multiple Phase 1b clinical trials and if we pursue additional autoimmune indications.

Other Income, net

The increase in other income, net for the three and six months ended June 30, 2026 compared with the same period in the prior year were primarily driven by accretion and higher interest income due to an increase in our average cash, cash equivalents and short-term investments balances.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2026 was related to our subsidiary in Australia.

Liquidity and Capital Resources

We have no products approved for commercial sale and have not generated any revenue from product sales or other sources. We have incurred operating losses in each year since inception. Our net loss was $45.5 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $268.8 million. We expect to incur operating losses in the foreseeable future as we further develop FB102.

In June 2026, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC in June 2026 for the issuance of up to $500.0 million in securities.

On April 8, 2026, we closed a public offering (the "2026 Offering") pursuant to which we sold 5,709,936 shares of common stock at a price to the public of $26.27 per share. We also granted the underwriters an option, exercisable for a period of 30 days, to purchase up to an additional 856,490 shares of common stock, which was exercised in full. The gross proceeds from the 2026 Offering were $172.5 million including the exercise of the underwriters' option and we incurred approximately $11.1 million in underwriting discounts, commissions and offering expenses.

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

In July 2025 the underwriters of the 2025 Offering exercised their option to purchase 148,258 shares of common stock, for which we received gross proceeds of $1.8 million and incurred issuance costs of $0.1 million.

We had cash, cash equivalents and short-term investments of approximately $198.5 million as of June 30, 2026. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least twelve months from the filing date of this Form 10-Q.

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

Summary Consolidated Statements of Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(41,510)	$(20,416)
Investing activities	(147,841)	36,289
Financing activities	162,023	68,027
Net change in cash and cash equivalents	$(27,328)	$83,900

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $41.5 million and consisted primarily of a net loss of $45.5 million adjusted for non-cash stock-based compensation of $6.8 million, accretion on available-for-sale securities of $1.0 million and increases in net operating assets of $1.8 million.

Net cash used in operating activities for the six months ended June 30, 2025 was $20.4 million and consisted primarily of a net loss of $26.9 million adjusted for non-cash stock-based compensation of $3.1 million and decreases in net operating assets of $3.6 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was due to the purchase of U.S treasury bills with proceeds from the 2026 Offering.

Net cash provided by investing activities for the six months ended June 30, 2025 was primarily due to proceeds received from the redemption of U.S. treasury bills.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was primarily due to proceeds from the 2026 Offering of $172.5 million offset by the payment of financing issuance costs of $10.6 million.

Net cash provided by financing activities for the six months ended June 30, 2025 was primarily due to the proceeds from the 2025 Offering of $75.0 million offset by the payment of financing issuance costs incurred in connection with the 2025 Offering, as well as issuance costs incurred in connection with the 2024 Private Placement that were incurred in the previous year and paid in the current year.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

For a description of our pending legal proceedings, see Note 6 - Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference. As of the filing of this report, no legal proceedings are pending against us that we believe individually or collectively are likely to have a materially adverse effect upon our financial condition, results of operations, or cash flows.

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

Our ability to execute on our business strategy is subject to a number of risks, which are discussed more fully below in this section. You should carefully consider these risks before making an investment in our common stock. These risks include, among others, the following:

•
There are uncertainties as to the timing of the completion of the Offer and subsequent argenx Merger, including the risk that the Offer or subsequent argenx Merger may not be completed in a timely manner or at all.
•
Our ability to complete the argenx Merger is subject to certain closing conditions that could adversely affect us or cause the argenx Merger to be abandoned.
•
The occurrence of certain events, changes or other circumstances could give rise to the termination of the Merger Agreement, including in circumstances which would require us to pay a termination fee or other expenses.
•
The announcement or pendency of the proposed transaction may result in disruptions to our business, divert management’s attention and/or disrupt our relationships with third parties and employees, any of which could negatively impact our operating results and ongoing business.
•
Stockholder litigation in connection with the transactions contemplated by the Merger Agreement may result in significant costs of defense, indemnification and liability.
•
Forte will require significant additional capital to fund its operations and if Forte fails to obtain necessary financing, Forte will be unable to continue to advance or complete the clinical development and commercialization of its current lead product candidate, FB102, or any future product candidates.
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

Risks related to the Pending Transaction with argenx

There are uncertainties as to the timing of the completion of the Offer and the argenx Merger, including the risk that the Offer or the argenx Merger may not be completed in a timely manner or at all.

As described above, on July 26, 2026, Forte entered into the Merger Agreement with argenx and Purchaser. The Offer will initially remain open for a minimum of 15 business days from the date of commencement of the Offer, subject to extension pursuant to the terms of the Merger Agreement. There can be no assurance that the Offer and the argenx Merger will be completed in the currently contemplated timeframe, or at all. While it is currently expected that the Offer and the argenx Merger will close during the third quarter of 2026, there can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), Forte can provide no assurance as to the terms, conditions and timing of such approvals or that the Offer and the argenx Merger will be completed in a timely manner or at all.

The Merger Agreement contains customary mutual termination rights for Forte and argenx, as well as customary termination rights for the benefit of each party, in each case which could prevent the consummation of the Offer and the argenx Merger.

If the Offer and the argenx Merger are not completed within the expected timeframe or at all, Forte may be subject to a number of material risks, including: the trading price of our common stock may significantly decline to the extent that the market price of our common stock reflects positive market assumptions that the Offer and the argenx Merger will be completed and the anticipated related benefits will be realized; if the Merger Agreement is terminated under certain specified circumstances, Forte will be required to pay argenx a termination fee of $65 million; the obligation to pay significant transaction costs, such as legal, accounting and financial advisory costs that are not contingent on closing of the Offer and the argenx Merger; the diversion of management’s attention from Forte’s ongoing business operations towards the Offer and the argenx Merger, for which Forte will have received little or no benefit if completion of the Offer and the argenx Merger does not occur; and reputational harm including relationships with business partners and other third parties due to the adverse perception of any failure to successfully complete the Offer and the argenx Merger.

Our ability to complete the argenx Merger is subject to certain closing conditions that could adversely affect us or cause the argenx Merger to be abandoned.

The obligation of Purchaser to consummate the Offer is subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including that there will have been validly tendered, and not validly withdrawn, in the Offer a number of Shares that, considered together with all other Shares owned by Purchaser and its affiliates, represent one more Share than 50% of the total number of Shares outstanding as of immediately following the consummation of the Offer. In addition, the obligation of Purchaser to consummate the Offer is conditioned upon, among other things, the accuracy of the representations and warranties of Forte contained in the Merger Agreement (subject to certain materiality exceptions), material compliance by Forte with its covenants under the Merger Agreement, the expiration or termination of the waiting period applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, other specified notices, approvals or clearances in accordance with foreign antitrust laws having been given and obtained, the absence of any law or order prohibiting the consummation of the Offer or the argenx Merger in any jurisdiction, and other customary closing conditions set forth in the Merger Agreement. Consummation of the Offer is not subject to a financing condition.

The Merger Agreement contains provisions that could discourage a potential competing acquirer or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to certain exceptions, restrict our ability to solicit or negotiate any alternative acquisition proposal. The Merger Agreement contains certain termination rights for Forte and argenx, including, among others, the right of (i) Forte to terminate the Merger Agreement in order to enter into a Specified Agreement (as defined in the Merger Agreement) and (ii) argenx to terminate the Merger Agreement as a result of the Forte board of directors changing its recommendation with respect to the Offer. Upon termination of the Merger Agreement under specified circumstances, Forte will be required to pay argenx a termination fee in the amount of $65 million. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the market value proposed to be received or realized in the Offer and the argenx Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and other costs that may become payable in certain circumstances under the Merger Agreement.

The pendency of the Transactions may result in disruptions to our business, divert management’s attention and/or disrupt our relationships with third parties and employees, any of which could negatively impact our operating results and ongoing business.

The Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature, including an agreement that, subject to the terms, limitations and conditions of the Merger Agreement, the parties will use reasonable best efforts to take, or cause to be taken, all actions necessary to consummate the Offer and the argenx Merger and make effective the Transactions. Forte has agreed that, subject to certain exceptions, during the period from the date of the Merger Agreement until the earlier of the Effective Time and the termination of the Merger Agreement, Forte will, and will cause its subsidiaries to, conduct its business in the ordinary course of business consistent with past practice and will not take certain actions, in each case, as set forth more fully in the Merger Agreement. These restrictions could prevent Forte from pursuing certain business opportunities that may arise prior to the consummation of the Transactions and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

Forte’s current and prospective employees may experience uncertainty about their future roles with Forte following the consummation of the Transactions, which may materially adversely affect Forte’s ability to retain and hire key personnel and other employees while the Transactions are pending. The pending Transactions could cause disruptions to our business or business relationships with our existing and potential suppliers and others with whom we do business, and this could have an adverse impact on our operating results and business generally. Parties with which Forte has business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes or alter their present business relationships with Forte. Parties with whom Forte otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the Transactions may place a significant burden on management and internal resources, which may have a negative impact on our ongoing business operations. It may also divert management’s time and attention from the day-to-day operation of our businesses and the execution of our other strategic initiatives. This could adversely affect our financial results.

Stockholder litigation in connection with the Transactions may result in significant costs of defense, indemnification and liability.

Forte may be subject to stockholder lawsuits challenging the Transactions. No assurance can be made as to the outcome of these and other similar lawsuits, including the amount of costs associated with defending such claims or any other liabilities that may be incurred in connection with the litigation of such claims. If plaintiffs are successful in obtaining an injunction prohibiting completion of the Transactions on the agreed-upon terms, such an injunction may delay the completion of the Transactions in the expected timeframe or may prevent the Transactions from being completed altogether. Whether or not any plaintiff’s claim is successful, such litigation may result in significant costs of defense, indemnification and liability, and may divert management’s attention and resources, which could adversely affect our ongoing business operations.

Risks related to Forte’s business, technology and industry

Forte will require additional capital to fund its operations and if Forte fails to obtain necessary financing, Forte will not be able to complete the development and commercialization of its current lead product candidate, FB102, or any future product candidates.

Forte’s operations have consumed substantial amounts of cash since inception. Forte expects to continue to spend substantial amounts to conduct preclinical studies and clinical trials of its current and future programs, to validate the manufacturing process and specifications for its product candidate, to seek regulatory approvals for its product candidate and to launch and commercialize any products for which Forte receives regulatory approval, including potentially building its own commercial organization. As of June 30, 2026, Forte had approximately $198.5 million of cash, cash equivalents and short-term investments. Based on its current operating plan, Forte believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund its operations for at least twelve months from the filing date of this Form 10-Q. However, its future capital requirements and the period for which its existing resources will support its operations may vary significantly from what Forte currently expects, and Forte will in any event require additional capital in order to complete the clinical development of FB102. Forte’s monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of FB102 and any future product candidates is highly uncertain, Forte is unable to estimate the actual funds it will require for development and any approved marketing and commercialization activities. Forte’s future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

In June 2026, we filed a shelf registration statement on Form S-3 for the issuance of up to $500.0 million in securities, which was declared effective by the SEC in June 2026.

On April 8, 2026, we closed a public offering (the “2026 Offering”) pursuant to which we sold 5,709,936 shares of common stock at a price to the public of $26.27 per share. We also granted the underwriters an option, exercisable for a period of 30 days, to purchase up to an additional 856,490 shares of our common stock, which was exercised in full. The gross proceeds from the 2026 Offering, inclusive of the exercise of the underwriters’ option, were $172.5 million and we incurred approximately $11.1 million in underwriting discounts, commissions and offering expenses.

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

In July 2025 the underwriters of the 2025 Offering exercised their option and purchased 148,258 shares of common stock, for which we received gross proceeds of $1.8 million and incurred issuance costs of $0.1 million.

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

Through August 2021, Forte invested substantially all of its efforts and financial resources into the research and development of FB-401, which was its only product candidate to enter into clinical trials at that time. In September 2021, following the release of the FB 401 trial results, Forte announced that it would discontinue the advancement of FB-401 and conducted an extensive process to evaluate strategic alternatives. In 2022, the Company decided to focus on developing its FB102 program and since has successfully completed Phase 1b trials of FB102 for patients with celiac disease in 2025 and vitiligo in July 2026, reporting positive topline data from each. Forte is currently undertaking a Phase 2 trial in celiac disease and a Phase 1b trial for patients with alopecia areata. Forte will be required to devote significant time and resources to developing FB102, which may not be successful.

Results from early-preclinical studies and clinical trials may not be predictive of results from later-stage studies or clinical trials.

Forte is still early in its testing of FB102, and it is our only product candidate in clinical development. While initial preclinical and Phase 1b clinical data in both celiac disease and non-segmental vitiligo demonstrated positive results, additional clinical studies may produce negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional testing. Success of FB102 in early preclinical studies and clinical trials does not mean that future clinical trials will be successful. In addition, preclinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies have nonetheless failed to obtain marketing approval. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after obtaining promising results in preclinical studies and early clinical trials. Any of these events could limit the commercial potential of Forte’s product candidate and have a material adverse effect on our business, prospects, financial condition and results of operations.

Forte’s prospects are highly dependent on a single product candidate, FB102. If we are unable to complete further development of, obtain approval for and commercialize FB102 for one or more indications in a timely manner, our business will be harmed.

Forte’s long-term prospects are highly dependent on future acceptance and revenues from a single product, FB102. FB102 is Forte’s only product candidate at this time. Forte recently completed Phase 1b trials for patients with celiac disease and vitiligo, reporting positive topline data from each. Forte is currently undertaking a Phase 1b trial in alopecia areata and a Phase 2 celiac study, with topline readouts expected in the second half of 2026. Any further development of FB102 would require substantial capital and time to complete and there is no guarantee that the current or any future clinical trial, if pursued, would be timely or successful, or that FB102 will be approved or, if approved, that commercialization would be successful.

Forte has no approved products and has a limited operating history, which may make it difficult to evaluate its technology and product development capabilities and predict its future performance.

Prior to the closing of the Tocagen Merger, Forte’s predecessor company was formed in 2017 as a privately held company. We are early in our development efforts of FB102 and, prior to discontinuing the advancement of FB-401, were early in our clinical development efforts of FB-401.

Forte has no products approved for commercial sale and has not generated any revenue from product sales. Forte’s ability to generate product revenue or profits is dependent on the successful development and eventual commercialization of FB102. Given the early stage of FB102, which has completed Phase 1b trials for celiac disease and non-segmental vitiligo and is currently conducting a Phase 2 trial for celiac disease, and the highly uncertain nature of early-stage drug development, Forte may never be able to develop or commercialize a marketable product.

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

Forte is a clinical-stage life sciences company with a limited operating history. Investment in product development in the life sciences industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Forte’s current lead product candidate, FB102, is currently in clinical development. Forte has no products approved for commercial sale and has not generated any revenue from product sales to date, and Forte will continue to incur significant research and development and other expenses related to its ongoing operations. As a result, Forte is not profitable and has incurred losses in each year since its inception in 2017. For the six months ended June 30, 2026, Forte reported a net loss of $45.5 million. As of June 30, 2026, Forte had an accumulated deficit of $268.8 million. Forte expects to continue to incur significant losses for the foreseeable future, and Forte expects these losses to increase as Forte continues its research and development of, and seeks regulatory approvals for, its current lead product candidate, FB102, and any future product candidates Forte may seek to develop. Forte anticipates that its expenses will increase substantially if, and as, it:

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
•
Forte’s limited experience in filing and pursuing a Biologics License Application (“BLA”) necessary to gain regulatory approval;
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

While we announced positive data from our Phase 1b trial in celiac disease for FB102 in June 2025 and positive data from our Phase 1b trial in vitiligo disease for FB102 in July 2026, our FB102 may fail to show the desired safety and efficacy profile in subsequent clinical trials. A number of companies in the life sciences industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy and/or unacceptable safety issues, notwithstanding promising results in earlier preclinical studies or clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of its future clinical trials would be successful or support further clinical development of any product candidates.

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

While we announced positive data from our Phase 1b trial in celiac disease for FB102 in June 2025 and positive data from our Phase 1b trial in vitiligo disease for FB102 in July 2026, any positive results from our preclinical studies and clinical trials of any product candidates may not necessarily be predictive of results from later stage studies or required clinical trials. Similarly, even if Forte is able to complete future clinical trials of FB102 or any other product candidates according to its current development timeline, the positive results from such future clinical trials may not be replicated in subsequent clinical trial results.

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

As of June 30, 2026, Forte had 23 full-time employees. As its research, development, manufacturing and commercialization plans and strategies continue to focus on the development of FB102, including for additional indications, and any other future product candidates, Forte expects to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Forte’s internal computer systems, or those used by its Clinical Research Organizations (“CROs”), Contract Manufacturing Organizations (“CMOs”) or other contractors or consultants, may fail or suffer security breaches.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geo-political actions, including war, terrorism and public health crises.

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

Recent changes to U.S. tax laws, as well as changes to U.S. or international tax laws that may be enacted in the future, could impact the tax treatment of Forte’s business and financial condition. For example, in July 2025, the United States enacted OBBBA. The new tax law did not have a material impact on Forte's effective income tax rate and net deferred federal income tax assets, as Forte continues to maintain a full valuation allowance. Similar legislation passed in the future could adversely affect Forte's financial condition and results of operations. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently considered changes to existing tax law that could adversely affect Forte’s financial condition and results of operations.

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

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, (the “FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.

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

Although we do not currently own issued patents or pending patent applications that have been generated through the use of United States government funding, we may obtain intellectual property rights in future on patents and patent applications that have been generated through the use of United States government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the United States government has certain rights in inventions developed with government funding. On December 8, 2023, the National Institute of Standards and Technology (“NIST”) released the Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights (“Guidance”) to the public for comment. The Guidance represents the first federal framework specifying that price can be a factor in considering whether the government may exercise its march-in authority pursuant to 35 U.S.C. 200 et seq. (Bayh-Dole). These United States government march-in rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations, also referred to as march-in rights. If the United States government exercised its march-in rights in our future intellectual property rights that are generated through the use of United States government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. The United States government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the

United States government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for United States industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States industry may limit our ability to contract with non-United States product manufacturers for products covered by such intellectual property.

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. It is unpredictable how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of Forte’s patent rights. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit issued a decision involving the interaction of patent term adjustment (“PTA”), terminal disclaimers, and obvious-type double patenting. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on Forte’s future patent portfolio and its ability to protect and enforce its intellectual property in the future.

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

Forte may identify third-party patents in which it will determine that the best course of action is to challenge the validity of such third-party patents in a post-grant proceeding at the USPTO, such as in a reexamination, or a post-grant and inter partes review. Such third-party patents may have claims broadly covering autoimmune technologies in which Forte is developing its product candidate. Forte recently identified U.S. Patent No. 11,278,505, owned by the University of Massachusetts, which claims broad field of autoimmune technologies. Forte filed a petition for post grant review of U.S. Patent No. 11,278,505 (the “’505 Patent”), owned by the University of Massachusetts, at the Patent Trial and Appeal Board (“PTAB”) on December 22, 2022. On July 3, 2023, the PTAB issued a decision to institute review. On June 24, 2024, the PTAB issued a final written decision, finding all claims of the ’505 Patent unpatentable. The University of Massachusetts filed a request for rehearing on July 24, 2024. The PTAB denied the request for rehearing on October 30, 2024. The University of Massachusetts filed a notice of appeal on December 30, 2024. The outcome of such post-grant proceedings is uncertain and if the USPTO upholds the validity of a third-party patent, it could have an adverse impact on Forte’s ability to commercialize its future products, including either an injunction prohibiting its manufacture or future sales, or, with respect to its future sales, an obligation on its part to pay royalties and/or other forms of compensation to third parties, which could be significant. Regardless of outcome, challenging the validity of third-party patents can have an adverse impact on us due to legal fees and expenses, diversion of management resources, negative publicity, reputational harm and other factors.

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

The market price of Forte’s common stock could be subject to significant fluctuations. For example, Forte’s announcement in September 2021 that the clinical trial of FB-401 for the treatment of AD failed to meet statistical significance for its primary endpoint of EASI-50 (the proportion of patients with at least a 50% improvement in atopic dermatitis disease severity as measured by EASI) resulted in a significant decline in the market price of Forte’s common stock. Following the announcement on September 2, 2021, the price of Forte’s common stock dropped $588.25 per share, or approximately 82%, from $714.75 per share as of the close of business on September 2, 2021 to $126.50 per share as of the close of business on September 3, 2021. The closing price of Forte’s common stock on August 7, 2026, was $76.79 per share. Some of the factors that may cause the market price of Forte’s common stock to fluctuate include:

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

If existing stockholders of Forte sell, or indicate an intention to sell, substantial amounts of Forte’s common stock in the public market, the trading price of Forte’s common stock could decline. Forte is not able to predict the effect that sales may have on the prevailing market price of Forte’s common stock.

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

As of June 30, 2026, Forte’s executive officers, directors, holders of 5% or more of its capital stock and their respective affiliates beneficially owned a significant percentage of its outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of Forte’s organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forte’s common stock that you may feel are in your best interest as one of Forte’s stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for Forte’s common stock.

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

Item 6. Exhibits.

Exhibit Number	Description
10.1^	Amended and Restated 2021 Equity Incentive Plan, as incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 2, 2026.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*±	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*±	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

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

Forte Biosciences, Inc.

Date: August 12, 2026	By:	/s/ Paul Wagner
Paul Wagner, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Antony Riley
Antony Riley
Chief Financial Officer
(Principal Financial Officer)